Form 10-Q
period 1993-12-31
WAXMAN INDUSTRIES INC
filed 1994-02-14
CIK 105096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                    FORM 10Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM _________________ TO
                 ____________________

Commission file Number 0-5888
                       ------

                            WAXMAN INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                             34-0899894
    ------------------------             --------------------------
    (State of Incorporation)                   (I.R.S. Employer
                                            Identification Number)

    24460 Aurora Road, Bedford Heights, Ohio          44146
    ---------------------------------------------------------------
    (Address of Principal Executive Offices)        (Zip Code)

                                (216) 439-1830
              ---------------------------------------------------
              (Registrant's Telephone Number Including Area Code)

                               Not Applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                    Yes X            No
                       ---             ---

9,433,520 shares of Common Stock, $.01 par value, and 2,228,356 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of February 4, 1994.

                                     INDEX

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES





                                                                                                                PAGE
                                                                                                                ----
PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1.  Financial Statements (Unaudited)

   Consolidated Statements of Income - Six Months and Three Months
   Ended December 31, 1993 and 1992............................                                                     3

   Consolidated Balance Sheets - December 31, 1993
   and June 30, 1993...........................................                                                   4-5

   Consolidated Statements of Cash Flows - Six Months
   Ended December 31, 1993 and 1992............................                                                     6

   Notes to Consolidated Financial Statements -
   December 31, 1993 and 1992..................................                                                  7-11


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................                                                  12-18

PART II. OTHER INFORMATION
- --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..                                                     18

Item 6.  Exhibits and Reports on Form 8-K.....................                                                     18

SIGNATURES....................................................                                                     19
- ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In Thousands, Except Per Share Data)

      For the Six Months and Three Months Ended December 31, 1993 and 1992

                                                               Six Months Ended              Three Months Ended
                                                                       December 31,                     December 31,
                                                                     1993             1992             1993             1992
                                                                   --------         --------         --------         --------
Net sales                                                          $176,750         $192,457         $ 85,350         $ 91,134

Cost of sales                                                       122,642          135,450           58,958           63,957
                                                                   --------         --------         --------         --------

Gross profit                                                         54,108           57,007           26,392           27,177

Operating expenses                                                   41,334           43,186           20,273           20,415
                                                                   --------         --------         --------         --------

Operating income                                                     12,774           13,821            6,119            6,762

Interest expense, net                                                12,081           12,768            6,005            6,441
                                                                   --------         --------         --------         --------

Income before income taxes
  and cumulative effect of
  accounting change                                                     693            1,053              114              321

Provision for income taxes                                               90              445               40              135
                                                                   --------         --------         --------         --------

Income before cumulative effect of
  accounting change                                                     603              608               74              186

Cumulative effect of change in
  accounting for warehouse and
  catalog costs, without tax benefit                                   -              (2,110)     -                       -
                                                                   --------         --------  --------                --------

Net income (loss)                                                  $    603         $ (1,502) $     74                $    186
                                                                   ========         ========  ========                ========

Primary and fully diluted earnings
  (loss) per share:

  Income before cumulative effect
    of accounting change                                           $    .05         $    .05         $    .01         $    .02

  Cumulative effect of accounting
    change                                                             -                (.18)            -                -
                                                                   --------         --------         --------         --------

  Net income (loss)                                                $    .05         $   (.13)        $    .01         $    .02
                                                                   ========         ========         ========         ========

                                           The accompanying notes to Condolidated Financial Statements are an integral part of these statements.


                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                      December 31, 1993 and June 30, 1993




                                     ASSETS


                                                                    December 31,                      June 30,
                                                                               1993                     1993
                                                                             --------                 --------
                                                                                  (in thousands)
CURRENT ASSETS:
  Cash                                                                       $  2,340                 $  2,001
  Accounts receivable, net                                                     58,933                   58,435
  Inventories                                                                 100,353                   96,941
  Prepaid expenses                                                              7,185                    7,089
  Net assets held for sale                                                       -                      10,266
                                                                             --------                 --------

    Total current assets                                                      168,811                  174,732
                                                                             --------                 --------


PROPERTY AND EQUIPMENT:
  Land                                                                          5,139                    4,896
  Buildings                                                                    18,127                   17,920
  Equipment                                                                    26,650                   25,880
                                                                             --------                 --------
                                                                               49,916                   48,696

  Less accumulated depreciation
    and amortization                                                          (18,659)                 (17,065)
                                                                             --------                 --------

  Property and equipment, net                                                  31,257                   31,631
                                                                             --------                 --------

COST OF BUSINESSES IN EXCESS OF
  NET ASSETS ACQUIRED, NET                                                     63,312                   64,247

OTHER ASSETS                                                                   12,105                   10,073
                                                                             --------                 --------

                                                                             $275,485                 $280,683
                                                                             ========                 ========





                                           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                      December 31, 1993 and June 30, 1993




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      December 31,                    June 30,
                                                                               1993                     1993
                                                                             --------                 --------
                                                                               (in thousands,
                                                                          except per share amounts)
CURRENT LIABILITIES:
  Current portion of long-term debt                                          $  7,081                 $  5,071
  Accounts payable                                                             40,918                   40,277
  Accrued liabilities                                                           7,737                    9,478
                                                                             --------                 --------

    Total current liabilities                                                  55,736                   54,826
                                                                             --------                 --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                         73,157                   79,018

SENIOR SECURED NOTES                                                           38,618                   38,563

SUBORDINATED DEBT                                                             100,780                  100,780

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                         -                        -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,433
      at December 31, 1993 and 9,424 at
       June 30, 1993                                                               94                      94
  Class B common stock, $.01 par value
    per share:
      Authorized 6,000 shares; Issued
      2,229 at December 31, 1993 and
      2,238 at June 30, 1993                                                       23                       23
  Paid-in capital                                                              18,467                   18,467
  Retained deficit                                                             (5,834)                  (6,437)
                                                                             --------                 --------
                                                                               12,750                   12,147
  Cumulative currency translation
    adjustments                                                                (5,556)                  (4,651)
                                                                             --------                 --------

      Total stockholders' equity                                                7,194                    7,496
                                                                             --------                 --------

                                                                             $275,485                 $280,683
                                                                             ========                 ========



                                           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

              For the Six Months Ended December 31, 1993 and 1992



                                                                               1993                     1992
                                                                             --------                 --------
                                                                                  (in thousands)

CASH FROM (USED FOR):
  OPERATIONS
    Net income (loss)                                                        $    603                 $ (1,502)
    Adjustments to reconcile net income (loss)
     to net cash from (used for) operations:
      Cumulative effect of accounting change                                     -                       2,110
      Depreciation and amortization                                             4,724                    5,066
    Changes in assets and liabilities:
      Accounts receivable                                                       3,341                    4,881
      Inventories                                                              (1,221)                   9,715
      Prepaid expenses                                                             46                      715
      Accounts payable                                                           (692)                 (17,953)
      Accrued liabilities                                                      (1,886)                  (2,485)
      Other, net                                                                 (905)                  (2,855)
                                                                             --------                 --------

        Net cash from (used for) operations                                     4,010                   (2,308)
                                                                             --------                 --------

INVESTMENTS:

    Proceeds from sale of business                                              3,006                    -
    Capital expenditures                                                       (1,241)                    (289)
    Change in other assets                                                       (461)                     484
                                                                             --------                 --------

        Net cash from investments                                               1,304                      195
                                                                             --------                 --------

FINANCING:

    Net borrowings under credit agreements                                     (4,603)                   1,809
    Repayments of long-term debt                                                 (372)                  (1,735)
    Dividends paid                                                               -                        (467)
                                                                             --------                 --------

        Net cash used for financing                                            (4,975)                    (393)
                                                                             --------                 --------

NET INCREASE (DECREASE) IN CASH                                                   339                   (2,506)

BALANCE, BEGINNING OF PERIOD                                                    2,001                    3,841
                                                                             --------                 --------

BALANCE, END OF PERIOD                                                       $  2,340                 $  1,335
                                                                             ========                 ========





                                           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1993 and 1992

                    (in thousands, except per share amounts)


Management believes that the information furnished in the accompanying consolidated financial statements reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the six months and three months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1994 or any other period. The information reported in the consolidated financial statements and the notes below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

   1.    Business

         The Company is one of the leading suppliers of plumbing products to the home repair and remodeling market in the United States and Canada and to the residential and commercial construction markets in Canada. In the United States, the Company distributes plumbing, electrical and hardware products, in both packaged and bulk form, to D-I-Y retailers, mass merchandisers, smaller independent retailers and plumbing, electrical repair and remodeling contractors. In Canada, the Company is one of only three national distributors of plumbing and heating products, distributing such products to a variety of contractors including those serving the new construction, repair and renovation markets.

   2.    Consolidation and Prior-Year Reclassification

         The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances are eliminated in consolidation.

         The accompanying June 30, 1993 balance sheet has been restated to reflect the reclassification of certain debt amounts from current to long-term as a result of the Company's successful solicitation of consents to obtain waivers of certain covenant violations that existed at June 30, 1993 and the subsequent modification of certain of the Company's debt agreements. See Note 5.

   3.    Earnings Per Share

         Primary earnings per share have been computed based on the weighted average number of shares and share equivalents outstanding, which totaled 11,662 for both the six months and three months ended December 31, 1993 and 1992. Share equivalents include the Company's common stock purchase warrants. The conversion of the Company's Convertible Subordinated Debentures due March 15, 2007 into shares of common stock was not assumed in computing fully diluted earnings per share in either 1993 or 1992, as the effect would be antidilutive.

   4.    Income Taxes

         Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
         109). The adoption of SFAS 109 had no effect on the Company's financial position or results of operations.

         The Company currently has $11,547 of available domestic net operating loss carryforwards which expire in 2008. A foreign subsidiary of the Company has foreign tax net operating loss carryforwards of Cdn. $12,277 (approximately U.S. $9,274) which expire over the period from 1997 to 2000.

         SFAS 109 requires the recognition of income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. Upon adoption of SFAS 109, the benefit of the Company's net operating loss carryforwards was reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

         The Company's provision for income taxes for the six and three months ended December 31, 1993 was favorably affected by the utilization of net operating loss carryforwards.

   5.    Debt:

         A. Long-Term Debt

Long-term debt at December 31, 1993 consisted of the following:

                   Domestic revolving credit agreement                                                   25,200
                   Canadian operating credit agreement                                                   31,152
                   Canadian term loan                                                                    18,507
                   Other notes payable                                                                    5,379
                                                                                                       --------
                     Subtotal - long-term debt                                                           80,238
                   Less: current portion                                                                 (7,081)
                                                                                                       --------
                     Long-term debt, net                                                                 73,157
                                                                                                       --------

                 The Company has a secured revolving credit facility with a bank which provides for availability up to $30 million and expires on December 31, 1995. At June 30, 1993, a "cross-default" provision contained in the credit agreement would have been triggered, and borrowings thereunder would have been subject to acceleration if, due to a covenant violation related to the Senior Secured Notes (defined below), such notes were accelerated. As discussed in B. below, the Company has received consents from the requisite number of holders of the Senior Secured Notes to waive such covenant violation.

                 In connection with the 1989 acquisition of The Ideal Group of Companies, Inc. (Ideal), a subsidiary of the Company entered into an operating credit agreement and a term loan agreement with two Canadian banks. Ideal was not in compliance with several financial covenants contained in the

         A. Long-Term Debt

            operating credit and term loan agreements as of June 30, 1993.
            Such covenant violations were waived as of June 30, 1993. In addition, in February 1994 the terms of the operating credit and term loan agreements were further modified to, among other things,
            (i) extend the maturity of amounts borrowed under the operating credit facility from June 30, 1994 to, at the earliest, June 30, 1995, with availability expiring June 30, 1994, subject to an annual extension at the banks' option (ii) amend certain covenants to reflect Ideal's current operating results, (iii) defer the Cdn. $2 million term loan repayment which was due December 31, 1993, of which Cdn. $0.8 million is now payable prior to June 30, 1994, (iv) reduce maximum borrowings available under the operating credit facility from Cdn. $60 million to Cdn. $50 million and (v) provide a temporary loan of Cdn. $2.5 million repayable by June 30, 1994. Under the terms of the amended agreements, Ideal is required to test its compliance with the various financial covenants contained therein on a quarterly basis, with March 31, 1994 as the next testing date. If additional covenant violations do occur and are continuing and not waived or cured,the bank may, at its sole discretion after the giving of notice and the expiration of applicable grace periods, take various actions including acceleration of the amounts due thereunder. The Canadian loan agreements are non-recourse to the Company. However, acceleration of the loans would trigger a default under the "cross-default" provisions of substantially all the Company's other debt instruments.

            In December 1993, Barnett Inc. (Barnett), a wholly-owned subsidiary of the Company, entered into a secured revolving credit agreement with a domestic bank. The credit agreement provides for availability up to $5 million and expires on May 31, 1994. Borrowings under this agreement are secured by substantially all of Barnett's assets. Interest on the unpaid principal is based on the bank's prime rate plus 1.5% or LIBOR plus 3%. There were no borrowings outstanding under the credit agreement at December 31, 1993.

         B. Senior Secured Notes

            In September 1991, the Company completed a private placement of Senior Secured Notes due September 1, 1998 (the Senior Secured Notes). As of June 30, 1993, the Company was not in compliance with the operating cash flow covenant contained in the Senior Secured Note indenture. As a result of the covenant violation, the trustee or the holders of 25% of the Senior Secured Notes had the right, at their discretion, to declare the Company to be in default under the indenture and cause the amounts due under the Senior Secured Notes to be subject to acceleration. In addition, as a result of the Company's 1993 operating results as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustments, the Company's consolidated stockholders' equity at June 30, 1993 and September 30, 1993 was below the minimum net worth requirement under the Senior Secured
            Note indenture. Under the terms of the indenture, the Company would have been required to offer to purchase $5 million of the Senior Secured Notes every six months.

            During November 1993, the Company commenced a solicitation of consents from the holders of the Senior Secured Notes to waive noncompliance with the operating cash flow covenant and amend certain provisions of the Senior Secured Note indenture. Effectiveness of the waiver and amendments required the consent of holders of at least 66-2/3% of the outstanding principal amount of the securities. On November 10, 1993, the Company successfully completed the consent solicitation. The effect of the consent was to cure the noncompliance with the operating cash flow covenant as well as amend the net worth and certain other financial covenants to relieve the Company of its obligation to offer to purchase $5 million of Senior Secured Notes on May 30, 1994 and provide that future compliance will not be negatively impacted by the Company's fiscal 1993 operating results or fluctuations in foreign currency on cumulative translation adjustments.

         C. Senior Subordinated Notes

            In June 1989, the Company issued $100 million principal amount of 13-3/4% Senior Subordinated Notes (the Subordinated Notes) due June 1, 1999. As a result of the Company's 1993 operating results as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustment, the Company's consolidated stockholders' equity at June 30, 1993 and September 30, 1993 was below the $15 million minimum net worth requirement under the Subordinated Note indenture. Under the terms of the Subordinated Note indenture, the Company would have been required to offer to purchase $10 million of the Subordinated Notes every six months.

            During November 1993, the Company commenced a solicitation of consents from the holders of the Subordinated Notes to waive the Company's obligation to offer to purchase on December 31, 1993, $10 million principal amount of the Subordinated Notes as well as amend certain provisions of the Subordinated Note indenture. Effectiveness of the waiver and amendments required the consent of holders of at least 66-2/3% of the outstanding principal amount of the Subordinated Notes. On November 10, 1993, the Company successfully completed the consent solicitation. The effect of the consent was to relieve the Company of its obligation to offer to purchase $10 million of Subordinated Notes on December 31, 1993 as well as amend the minimum net worth covenant to provide that future compliance will not be negatively impacted by the Company's cumulative currency translation adjustments.

         D. Convertible Subordinated Debentures

            In March 1987, the Company issued 6-1/4% Convertible Subordinated Debentures (the Debentures) due March 15, 2007 of which approximately $2 million remained outstanding as of December 31, 1993. As a result of the Company's 1993 operating results, as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustment, the Company's consolidated stockholders' equity was below the minimum net worth requirement under the Debenture indenture at both June 30, 1993 and September 30, 1993. As a result, the Company would have been required to make a purchase offer at December 31, 1993 for substantially all of the Debentures currently outstanding.
            However, in December 1993, the Company commenced and successfully completed a solicitation of consents from the holders of the Debentures to defer until April 30, 1994 the Company's obligation to offer to purchase $1.9 million of the Debentures. In connection with the solicitation, the interest rate on the Debentures was adjusted to 9.5% and the conversion price was reduced from $9.58 to $3.25 per share. In the event that the Company does not make such purchase offer by April 30, 1994, the conversion price of $3.25 will be adjusted to reflect the current market price at such date, if lower than 3.25 per share.

   6.    Supplemental Cash Flow Information

         Cash payments during the six months ended December 31, 1993 and 1992 included income taxes of $271 and $745, and interest of $11,728 and $12,481, respectively.


   7.    Sale of Businesses

         At June 30, 1993, net assets held for sale in the accompanying consolidated balance sheets related to the proposed disposal of three operating entities in which the Company had entered into letters of intent with prospective buyers.

         During October 1993, the Company completed the sale of one of its Canadian operations, H. Belanger Plumbing Accessories, Ltd. (Belanger). The Company sold all of the capital stock of Belanger in exchange for approximately U.S. $3 million in cash and a U.S. $0.3 million promissory note.

         The Company was unable to come to terms with the prospective buyer of the other two entities. At the present time, the Company is not engaged in any other negotiations with respect to the sale of these entities. As such, the consummation of a sale of these businesses is not expected to occur in the foreseeable future, if at all. Accordingly, these businesses are no longer reflected as net assets held for sale in the consolidated balance sheet at December 31, 1993.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


   A.    Results of Operations

         Net Sales

         The Company's net sales for the quarter ended December 31, 1993 (the "1994 second quarter") totaled $85.4 million, compared with $91.1 million for the quarter ended December 31, 1992 (the "1993 second quarter"), a decline of 6.3%. Net sales for the six months ended December 31, 1993 (the "1994 six month period") totaled $176.8 million, compared with $192.5 million for the six months ended December 31, 1992 (the "1993 six month period"), a decline of 8.2%. Net sales from the Company's U.S. operations represented approximately 62% and 60% of consolidated net sales for the 1994 second quarter and six month period, respectively, compared with 53% and 54% for the 1993 second quarter and six month period, respectively. The declines in consolidated net sales are primarily attributable to the $9.6 million and $19.9 million declines in the Canadian operations' net sales for the 1994 second quarter and six month period, respectively, partially offset by increases in the U.S. operations' net sales.

         Net sales from the Company's U.S. operations for the 1994 second quarter totaled $53.3 million, compared with $49.4 million in the 1993 second quarter, an increase of 7.8%. Net sales from U.S. operations for the 1994 six month period increased 4.2%, from $102.1 million to $106.4 million. The net sales increases are primarily the result of the continued growth of the Company's Barnett Inc. subsidiary (Barnett). Barnett's net sales increased 14.8% from $20.1 million in the 1993 second quarter to $23.1 million in the 1994 second quarter and 13.0% from $40.6 million in the 1993 six month period to $45.8 million in the 1994 six month period. New product introductions accounted for $1.6 million and $2.8 million of the increases for the 1994 second quarter and six month period, respectively. The remainder of Barnett's increases were the result of opening additional mail order warehouses, as well as the growth of Barnett's existing customer base. Barnett opened two additional warehouses during the 1994 six month period, increasing the total number of warehouses to 28. Also contributing to the increases in U.S. operations' net sales were higher net sales from the Company's Consumer Products division (Consumer Products). Consumer Product's net sales increased 6.7% from $16.8 million in the 1993 second quarter to $17.9 million in the 1994 second quarter and 2.1% from $35.2 million in the 1993 six month period to $35.9 million in the 1994 six month period.

         The Canadian operations' net sales for the 1994 second quarter totaled $32.1 million, compared with $41.7 million in the 1993 second quarter, a decrease of 23.1%. Net sales from Canadian operations for the 1994 six month period decreased 22.1%, from $90.4 million to $70.4 million. Ideal's net sales continued to be adversely affected by the weak new construction market in Canada, as well as by a 6.4% decrease in the average currency exchange rate used to translate the Canadian operations' income statements into U.S. dollars during the 1994 six month period.

         The Canadian operations' net sales were also affected by the closing of a large branch operation during the first quarter of fiscal 1994 and the sale of H. Belanger Plumbing Accessories (Belanger) in October 1993. Net sales declined 9.7% and 10.6% for the six months and three months ended December 31, 1993, respectively, when stated in Canadian dollars after excluding the impact from the closed branch and the sale of Belanger.

         Gross Profi

         The Company's gross margin was 30.9% in the 1994 second quarter, compared with 29.8% in the 1993 second quarter. Gross margin for the 1994 six month period was 30.6%, compared with 29.6% in the prior year period. The increases in gross margins are attributable to higher margins from the Company's U.S. operations and proportionately lower net sales from the Canadian operations, where margins have historically been lower than those from U.S. operations.

         The Company's U.S. operations' gross margins increased from 33.1% for the 1993 second quarter to 35.2% for the 1994 second quarter and increased from 33.2% in the 1993 six month period to 34.7% in the 1994 six month period. The increase in the Company's gross margins is primarily a result of improved margins at Barnett. Barnett's gross margins have been favorably impacted by increased sales of higher margin proprietary products. The favorable impact of Barnett's margins was offset, in part, by lower gross margins at Consumer Products. Consumer Products' margins declined as a result of proportionately lower sales of higher margin packaged products, as well as competitive pressures within its market.

         The Canadian operations' gross margin was 23.7% in the 1994 second quarter compared with 25.9% in the 1993 second quarter. The gross margin was 24.4% in the 1994 six month period and 25.6% in the 1993 six month period. The decline in gross margin was primarily due to lower pricing in certain regional markets as a result of competitive pressures.

         Operating Expenses

         The Company's operating expenses for the 1994 second quarter totaled $20.3 million or 23.8% of net sales, compared with $20.4 million or 22.4% of net sales in the 1993 second quarter. For the 1994 six month period, operating expenses totaled $41.3 million or 23.4% of net sales versus $43.2 million or 22.4% of net sales in the 1993 six month period.

         Operating expenses from the Company's U.S. operations increased 9.2% for the 1994 second quarter from $12.4 million in the 1993 second quarter to $13.6 million in the 1994 second quarter and 5.3% for the 1994 six month period from $25.8 million in the 1993 six month period to $27.1 million in the 1994 six month period. These increases were due primarily to increases in operating expenses for Barnett. Barnett's operating expenses, increased approximately $1.0 million in the 1994 second quarter and $1.6 million in the 1994 six month period. These increases primarily related to the opening of new mail order warehouses during the 1994 six month period.

         The Canadian operations' operating expenses for the 1994 second quarter totaled $6.6 million or 20.6% of net sales compared with $8.0 million or 19.1% of net sales in the 1993 second quarter, a 16.9% decrease. The Canadian operations' operating expenses for the 1994 six month period totaled $14.2 million or 20.2% of net sales, compared with $17.4 million or 19.3% of net sales in the 1993 six month period, a decrease of 18.4%. The lower expense levels were the result of cost reduction measures undertaken in response to lower net sales levels, as well as the impact of the branch closing and the Belanger sale in the 1994 second quarter.

         Operating Income

         The Company's operating income totaled $6.1 million or 7.2% of net sales and $6.8 million or 7.4% of net sales for the 1994 and 1993 second quarters, respectively.

         For the 1994 and 1993 six month periods, operating income totaled $12.8 million or 7.2% of net sales and $13.8 million or 7.2% of net sales, respectively.

         The Company's U.S. operations' operating income increased 30.8% and 21.2% for the 1994 second quarter and six month period, respectively, as compared with the prior year periods. The improved operating margin was the result of higher gross margins offset, in part, by increased operating expenses.

         Operating income from the Canadian operations declined 65.1% and 48.5%, respectively, for the same periods. The decline in operating income is the result of the decrease in sales combined with the decline in gross margins.

         Interest Expense

         The Company's interest expense totaled $6.0 million for the 1994 second quarter, compared with $6.4 million for the 1993 second quarter. Interest expense totaled $12.1 million for the 1994 six month period, compared with $12.8 million for the 1993 six month period. Average borrowings outstanding decreased from $225.4 million and $226.4 million in the 1993 second quarter and six month periods, respectively, to $220.4 million and $221.8 million for the same periods in the current year. The weighted average interest rate also decreased from 11.3% and 11.1% in the 1993 second quarter and six month period, respectively, to 10.7% in each of the same periods in the current fiscal year. The decrease in the weighted average interest rate is primarily the result of reductions in the Canadian prime lending rate, which averaged 5.7% in the 1994 six month period compared with 7.3% in the 1993 six month period.

         Net Income

         The Company's net income for the 1994 second quarter totaled $0.07 million, compared with $0.2 million in the 1993 second quarter. For the 1994 six month period, net income totaled $0.6 million compared with a net loss of $1.5 million in the 1993 six month period. The 1993 six month period includes a $2.1 million charge for the cumulative effect of a change in accounting for warehouse and catalog costs, which were made during the fourth quarter of fiscal 1993 and was applied retroactively to July 1, 1992.

   B.    Liquidity and Capital Resources

         During the 1994 second quarter, the Company successfully completed the solicitation of consents from holders of its Senior Secured Notes, Subordinated Notes and Debentures. The effect of the consents was to cure the Company's noncompliance with the operating cash flow covenant under the Senior Secured Note indenture and amend certain covenants and provisions in each of the Senior Secured Note indenture, the Subordinated Note indenture and the debenture indenture. The consents also relieved the Company of its obligation to offer to purchase $10 million of Senior Subordinated Notes on December 31, 1993 and deferred the Company's obligation to purchase $1.875 million of Debentures until April 30, 1994. In the event that the Company does not make such purchase offer by April 30, the conversion price will be adjusted to reflect the current market price at such date if lower than $3.25.

         As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, the Company intends to undertake a financial restructuring to create a capital structure which will support the long-term growth of the Company's domestic businesses, reduce cash interest expense and generally provide the Company with greater operating and financial flexibility.

         The Company's Canadian subsidiary, Ideal, has a revolving credit facility (the "Ideal Operating Credit Agreement") and term loan agreement with two Canadian banks (the "Ideal Term Loan Agreement"; together, the "Canadian Credit Agreements"). The Ideal Operating Credit Agreement provides for borrowings up to Cdn. $50 million subject to borrowing base formulas. Borrowings under the Ideal Credit Agreement, which are non-recourse to the Company, totaled Cdn. $41.2 million (approximately U.S. $31.2 million) at December 31, 1993. Availability under this credit agreement totaled $0 at December 31, 1993 and has ranged from $0 to $2.1 million during the last four fiscal quarters. Ideal's ability to borrow under the Ideal Operating Credit Agreement is subject to renewal at the lenders' option in June 1994. In the event that the Ideal Operating Credit Agreement is not renewed, amounts due thereunder would not mature until June, 1995. At December 31, 1993, Cdn. $24.5 million (approximately U.S. $18.5 million) was outstanding under the Ideal Term Loan Agreement. Borrowings under the Ideal Term Loan Agreement are payable in semi-annual installments through December 1996. The Company's Canadian operation has been able to meet its operating obligations using cash flow from operations along with the availability under the Ideal Operating Credit Agreement during the last four quarters.

         As of June 30, 1993, Ideal was not in compliance with certain financial covenants contained in the Canadian Credit Agreements. Such covenant violations were waived as of June 30, 1993. In addition, in February 1994, the terms of Canadian Credit Agreements were modified to (i) extend the maturity of amounts due under the Ideal Operating Credit Agreement to, at the earliest, June 30, 1995 (ii) amend certain covenants to reflect Ideal's current operating results, (iii) defer the Cdn. $2.0 million term loan repayment which was due December 31, 1993, of which Cdn. $0.8 million is payable prior to June 30, 1994,
         (iv) reduce maximum availability under the Ideal Operating Credit Agreement from Cdn. $60.0 million to Cdn. $50.0 million and (v) provide a temporary loan of Cdn. $2.5 million repayable by June 30, 1994. However, in the absence of additional waivers or an amendment to the Canadian Credit Agreements, additional covenant violations could occur during fiscal 1994. Under the terms of amended agreements, compliance with the various financial covenants contained therein will be next tested as of March 31, 1994. If at that date, additional covenant violations due occur and are continuing and not waived or cured, the Canadian bank may, at sole discretion after the giving of notice and the expiration of applicable grace periods, take various actions including acceleration of the amounts due under the agreements. Although such debt is non-recourse to the Company, acceleration of amounts due under these agreements would trigger a default under the "cross- default" provisions of all the Company's other debt instruments.

         Ideal has been subject to a number of factors which have adversely affected, and may continue to adversely affect, its liquidity and ability to continue conducting its operations. The prolonged Canadian recession, which has particularly affected the new residential and commercial construction markets and has been the most severe in certain areas in which Ideal's business is concentrated, e.g.
         Ontario, has significantly adversely affected Ideal's business. As a result of these factors, together with a decline in the Canadian dollar and the closing of certain unprofitable branches, Ideal's net sales decreased from $247.1 million in fiscal 1990 to $153.9 million in fiscal 1993. If the Ideal Operating Credit Agreement is not renewed by the lenders thereunder in June 1994, it would have a material adverse effect on Ideal's liquidity. Also during the latter part of the 1994 second quarter, Ideal's business and liquidity was adversly affected by uncertainties surrounding its relationship with its lenders. Although, as discussed above, Ideal has reached an agreement with its banks, such agreement took much longer to finalize than expected. Such delay caused concern among Ideal's vendors and resulted in some tightening of purchase terms. This led to cash flow problems, a slowdown of payments to vendors and some inventory stock out situations. These stock situations started to negatively impact Ideal's net sales during December and are continuing to negatively impact Ideal's net sales during its fiscal third quarter. Although management believes that Ideal's vendor situation will be improved as a result of the agreement reached with the Canadian banks, there can be no assurances that this will occur or that the inventory stock out situation will improve.

   B.    Liquidity and Capital Resources (continuation)

         In addition to the Ideal Operating Credit Agreement, the Company has several credit facilities which provide availability for working capital needs. The Company's domestic secured credit agreement provides for availability up to $30 million subject to borrowing base formulas. Borrowings under this domestic credit facility, which expires on December 31, 1995, totaled $25.2 million at December 31, 1993. Availability at December 31, 1993 totaled $3.0 million. In addition, during December 1993, Barnett entered into a secured revolving credit facility which provides for availability of $5 million. There were no borrowings outstanding under this credit facility at December 31, 1993. The Barnett credit facility expires on May 31, 1994. It is expected that any amounts outstanding thereunder will be refinanced as part of the Company's anticipated financial restructuring.

         Although there can be no assurances, the Company believes that it will be able to complete a financial restructuring of its domestic debt prior to June 30, 1994. Such restructuring is expected to provide the Company's U.S. operations with sufficient liquidity to meet their liquidity requirements for the foreseeable future. The Company believes that amounts available under its domestic credit agreement and under the Barnett credit facility together with cash from operations will be sufficient to satisfy the liquidity requirements of the Company's U.S. operations until such time as the financial restructuring contemplated above has been completed. In the event that the financial restructuring is not completed during calendar 1994, the ability of the Company's domestic operations to meet their liquidity requirements will be dependent on their ability to generate sufficient cash flow from operations and, if necessary, the ability to extend or replace the Barnett credit facility. The ability of the Company's Canadian operation to meets its liquidity requirements is dependent upon its ability to successfully renew the Operating Credit Agreement, the continued support of its vendors and its ability to maximize its cash flows. If the Canadian operation finds that it is unable to meet its liquidity requirements it will be necessary for it to undertake such other actions as may be appropriate under the circumstances. Although the debt is non-recourse to Waxman, if such actions results in an acceleration of amounts due under the Canadian Credit Agreements, "cross-default" provisions under substantially all of the Company's other debt instruments would be triggered which could impact the liquidity of the Company's domestic operations.

         Discussion of Cash Flow

         For the 1994 six month period, the Company generated $4.0 million of cash flow from operations of which approximately ($1.3) million resulted from changes in assets and liabilities. Cash flow from investments totaled $1.3 million. During October 1993, the Company generated approximately $3.0 million of cash from the sale of a small Canadian operation. Capital expenditures totaled approximately $1.2 million in the 1994 six month period Financing activities used approximately $5.0 million of cash flow as the Company reduced amounts outstanding under its revolving credit facilities using cash generated from operations.

         Seasonality

         The Company's sales during the third quarter of each fiscal year (i.e. January through March) are typically lower than sales during each of the other three quarters. This is primarily due to reduced construction activity during that period, particularly in the Canadian new construction market served by Ideal.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   Two proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders of the Company held on November 29, 1993. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and brokers non-votes as to each such proposal, are set forth below.

   A vote by ballot was taken at the Annual Meeting for the election of five directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors are elected and qualified. The aggregate numbers of shares of Common Stock (a) voted in person or by proxy for each nominee or (b) with respect to which proxies were withheld for each nominee, were as follows:

                                                                                                Broker
             Nominee                          For                   Withheld                  Non-Votes
             -------                      ---------                 --------                  ---------
        Melvin Waxman                     9,022,393                  297,305                  2,342,178
        Armond Waxman                     9,021,655                  298,043                  2,342,178
        Samuel J. Krasney                 9,030,523                  289,175                  2,342,178
        Judy Robins                       9,026,393                  293,305                  2,342,178
        Irving Z. Friedman                9,027,543                  292,155                  2,342,178

   A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Arthur Andersen & Co. as auditors for the Company for the fiscal year ending June 30, 1994. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, were as follows:

                                                                             Broker
        For               Against                 Abstain                   Non-Votes
       -----              -------                 -------                   ---------
        9,003,798         281,893                  34,007                   2,342,178


   The foregoing proposals are described more fully in the Company's definitive proxy statement dated November 2, 1993, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K

          a.  No exhibits required.

          b. There were no reports on Form 8-K filed during the quarter.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   WAXMAN INDUSTRIES, INC.
                                                   Registrant



Date: February 14, 1994
By:___________________________
                                             Neal R. Restivo
                                             Vice President, Finance and
                                             Chief Financial Officer



Date: February 14, 1994
By:___________________________
                                             Richard T. Marabito
                                             Corporate Controller and
                                             Chief Accounting Officer