Form 10-K/A
period 1993-06-30
WAXMAN INDUSTRIES INC
filed 1994-03-08
CIK 105096

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1993

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-5888

                            WAXMAN INDUSTRIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                                 34-0899894
                 (STATE OF INCORPORATION)                          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                    24460 AURORA ROAD,
                  BEDFORD HEIGHTS, OHIO                                             44146
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                                 (216) 439-1830
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                             (TITLE OF EACH CLASS)
                          Common Stock, $.01 par value

                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
                            New York Stock Exchange
                             Chicago Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES X                NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 29, 1993: $18,851,000

     Number of shares of Common Stock outstanding as of September 29, 1993:

                            Common Stock   9,432,058
                            Class B Common
                            Stock          2,229,818
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 1993, portions of which document shall be deemed to be incorporated by reference in
Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

                                     PART I

ITEM 1.  BUSINESS

GENERAL


     The Company believes that it is one of the leading suppliers of plumbing products to the home repair and remodeling market in the United States and Canada and to the residential and commercial construction markets in Canada. The Company conducts its business in the United States primarily through Barnett Inc. ("Barnett"), a wholly owned subsidiary, and its Consumer Products Group Division ("Consumer Products") and in Canada through Ideal Plumbing Group Inc. ("Ideal"). In the United States, the Company distributes plumbing, electrical and hardware products, in both packaged and bulk form, to over 45,000 customers, including do-it-yourself ("D-I-Y") retailers, mass merchandisers, smaller independent retailers and plumbing, electrical repair and remodeling contractors. In Canada, the Company is one of only three national distributors of plumbing and heating products distributing such products to a variety of contractors including those serving the new construction, repair and renovation markets.



     The Company's domestic business is conducted primarily through Barnett and Consumer Products. Through their nationwide network of warehouses and distribution centers, Barnett and Consumer Products provide their customers with a single source for an extensive line of competitively priced, quality products. The Company's strategy of being a low-cost supplier is facilitated by its purchase of a significant portion of its products from low-cost foreign sources. Barnett's marketing strategy is directed predominantly to contractors and independent retailers, as compared to Consumer Products' strategy of focusing on mass merchandisers and larger D-I-Y retailers. The Company's consolidated net sales were $358.7 million in fiscal 1993, 55% of which were generated through its domestic operations.



     During the 1980's, the Company experienced significant revenue increases through a combination of internal growth and strategic acquisitions of businesses that marketed similar or complementary product lines. The largest of these acquisitions occurred in May 1989 when the Company acquired Ideal for approximately $68.4 million, all of which was financed using debt. In fiscal 1990, Ideal generated net sales of $247.1 million and operating income of $20.5 million. In recent years, however, Ideal's business has been adversely affected by a number of factors including the prolonged Canadian recession which has particularly impacted the new residential and commercial construction markets in Canada. As a result of these factors, Ideal's net sales have declined to $153.9 million in fiscal 1993 and it had an operating loss of $4.0 million before restructuring charges.



     As a result of Ideal's significantly lower net sales and operating income as well as an $8.9 million restructuring charge and $1.2 million of additional amortization expense resulting from a change in accounting, the Company incurred a $1.4 million operating loss in fiscal 1993. The Company's operating loss resulted in the violation of certain financial covenants contained in its domestic and foreign bank credit agreements and in the indenture governing its Senior Secured Notes. In addition, the Company's consolidated net worth decreased to a level that is expected to obligate the Company to offer to repurchase a portion of its Senior Subordinated Notes commencing December 31, 1993 and its Senior Secured Notes commencing May 30, 1994. Despite these covenant violations, the Company is current in its payment obligations under all of its debt instruments.



     On October 1, 1993, the Company entered into an amendment to its domestic bank credit agreement which waived all covenant violations as of June 30, 1993 and amended certain of the financial covenants to provide that future compliance will not be negatively impacted by the Company's fiscal 1993 operating results. Covenant violations contained in the foreign bank credit agreements have also been waived as of June 30,

1993. However, in the absence of additional waivers or an amendment to the foreign bank credit agreement, it is likely that additional covenant violations will occur during fiscal 1994. In addition, the Company continues to be in technical default under the Senior Secured Note indenture as a result of the violation of the minimum operating cash flow coverage ratio covenant.



     In the event of a continuing default under the Senior Secured Note indenture, the trustee under such indenture may, after giving notice and the expiration of applicable grace periods, declare the entire amount of indebtedness under the indenture to be immediately due and payable. The acceleration of the Senior Secured Notes would trigger a default under the "cross default" provisions of substantially all of the Company's other domestic debt instruments. As a result of the Senior Secured Note covenant violation, all of the Company's domestic debt as of June 30, 1993 has been presented as "long-term debt classified as current" in the Company's consolidated balance sheet. Borrowings under Ideal's Canadian term loan agreement have also been presented as "long-term debt classified as current" due to the uncertainty surrounding continuing compliance with the financial covenants contained in such agreement.



     As a result of the significant net loss incurred in fiscal 1993 and the classification of all debt as current, the Company's independent public accountants have issued an opinion on the Company's financial statements which includes a qualification with respect to the Company's ability to continue as a going concern. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 2 to the Consolidated Financial Statements, the Company intends to undertake a financial restructuring, the first step of which is likely to be the solicitation of consents to waivers or indenture modifications from the holders of the Senior Secured Notes and the Senior Subordinated Notes. There can be no assurance, however, that the Company will be able to successfully consummate a financial restructuring.



     In August 1993, prior to becoming aware of the covenant defaults, the Company filed with the Securities and Exchange Commission a registration statement relating to a proposed offering of Senior Subordinated Discount Notes due 2003. The proceeds of the offering were intended to be used to redeem the Senior Secured Notes and repurchase a portion of the Senior Subordinated Notes. As part of the financial restructuring, the Company will consider proceeding with this offering, although its terms and structure may need to be modified as a result of the current situation.



     Also, in May 1993 the Company announced that it had decided not to proceed with a proposed initial public offering of common stock of Barnett. The Company determined that market conditions were not favorable and that it would not be advisable to proceed with the offering at that time. As of October 1, 1993 the Company has not withdrawn the registration statement filed with the Securities and Exchange Commission relating to the proposed Barnett offering; however, it is unlikely that such offering will be consummated in the near future.



BUSINESS STRATEGY


     During the 1980's, the Company achieved significant revenue increases through a combination of internal growth and strategic acquisitions of businesses that marketed similar or complementary product lines. During the 1990's, the Company has initiated steps and is continuing to focus on integrating the acquired businesses and improving operating efficiencies. The Company's current strategy includes the following elements:


     - EXPANSION OF BARNETT. Since its acquisition in 1984, Barnett's revenues and operating income have grown at compound annual growth rates of 11.3% and 11.1%, respectively, as a result of (i) the expansion of its warehouse network, (ii) the introduction of new product offerings and
       (iii) the introduction in January 1992 of an additional catalog targeted at a new customer base. The Company intends to continue to expand Barnett's national warehouse network and expects to open as many as three warehouses during the remainder of fiscal 1994 and four to six new warehouses during each of the next several fiscal years. Barnett also intends to continue expanding its product offerings, allowing its customers to utilize its catalogs as a means of one-stop shopping for many of their needs. In an effort to further increase profitability, Barnett is also increasing the number of higher margin product offerings bearing its proprietary trade names and trademarks.

     - ENHANCE COMPETITIVE POSITION OF CONSUMER PRODUCTS. During the past 18 months, Consumer Products has restructured its sales and marketing functions in order to better serve the needs of its existing and potential customers. Consumer Products' strategy is to achieve consistent growth by expanding its business with existing customers and by developing new products and new customers. In order to increase business with existing customers, Consumer Products is focusing on developing strategic alliances with its customers. Consumer Products seeks to (i) introduce new products within existing categories, as well as new product categories, (ii) improve customer service, (iii) introduce full service marketing programs and (iv) achieve higher profitability for both the retailer and Consumer Products. Management believes that Consumer Products is well positioned to benefit from the trend among many large retailers to consolidate their purchases among fewer vendors.


BARNETT


     Barnett markets over 8,000 products to more than 30,000 active customers through comprehensive quarterly catalogs, supplemented by monthly promotional flyers and supported by telemarketing operations. Barnett services its customers, who are primarily plumbing and electrical contractors and independent retailers, through its growing, nationwide network of 27 mail order warehouses. Barnett also distributes a specialized quarterly catalog of maintenance products (also supplemented by monthly promotional flyers) that is directed only to customers responsible for the maintenance of hotels, motels, office buildings, healthcare facilities and apartment complexes. The Company believes that this marketing strategy effectively positions Barnett to continue to expand its customer base and increase sales to existing customers. In fiscal 1993, Barnett's largest customer accounted for less than 2% of the Company's domestic operations' net sales and its top-ten customers accounted for less than 6% of the Company's domestic operations' net sales. Barnett's average sale is $350. Barnett's net sales were approximately $83 million in fiscal 1993.



     Barnett was acquired by the Company in 1984. Since the acquisition, Barnett has increased its number of warehouses from three to 27 and the number of items in its catalog from 2,000 to 8,000. During this period, the number of active accounts serviced by Barnett increased from 6,000 to over 30,000. Barnett has added ten warehouses during the last three full fiscal years and to date one warehouse in fiscal 1994. Barnett is scheduled to open its 28th warehouse on November 1, 1993, and, subject to the availability of funds, intends to open as many as two additional warehouses during the remainder of fiscal 1994. Thereafter, Barnett, subject to the availability of funds, plans to open four to six warehouses annually for the next several years. Barnett has been able to maintain its overall operating margins throughout its expansion.



     Based on management's experience and knowledge of the industry, the Company believes, in the absence of any applicable statistics, that Barnett is the only national mail order and telemarketing operation distributing plumbing, electrical and hardware products in the United States. The Company believes that Barnett has significant advantages over its regional and national competitors. Due to its size and volume of purchases, Barnett is able to obtain purchase terms which are more favorable than those available to its competition, enabling it to offer prices which are generally lower than those available from its competitors. In addition to Barnett's competitive pricing strategy, by offering over 8,000 products, Barnett is able to provide its customers with a single source of supply for all of their needs.


  MARKETING AND DISTRIBUTION


     Barnett markets its products nationwide principally through regular catalog and promotional mailings to existing and potential customers, supported by telemarketing operations providing 24-hour-a-day, toll-free ordering and an expanding network of 27 warehouses allowing for delivery to customers generally within one day of the receipt of an order. The telemarketing operations are utilized to make telephonic sales presentations to certain potential customers only after these customers have received written promotional materials. Barnett's telemarketing operations (as well as all other administrative functions) are centralized at Barnett's Jacksonville, Florida headquarters.

  CATALOGS

     Barnett's in-house art department produces the design and layout for its catalogs and promotional mailings, including the quarterly catalog, the monthly promotional flyers and Barnett's catalog of maintenance products. Barnett's catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.


     Barnett mails its principal catalog, containing plumbing, electrical and hardware products, to over 30,000 active customers, including hardware and building supply stores, lumberyards and plumbing, electrical repair and remodeling contractors. The quarterly catalog is supplemented by monthly promotional flyers mailed to approximately 180,000 active and potential customers. In 1992, Barnett introduced a new semi-annual catalog of maintenance products designed to appeal to customers responsible for the maintenance of hotels, motels, healthcare facilities, office buildings and apartment complexes. Since the maintenance catalog was introduced in 1992, Barnett has added approximately 6,000 new maintenance accounts.


     Barnett makes its initial contact with potential customers primarily through promotional flyers. Barnett obtains the names of prospective customers through the rental of mailing lists from outside marketing information services and other sources. Barnett uses sophisticated proprietary information systems to analyze the results of individual catalog and promotional flyer mailings and uses the information derived from these mailings to target future mailings. Barnett updates its mailing lists frequently to delete inactive customers.


  TELEMARKETING

     Barnett's telemarketing operations have been designed to make ordering its products as convenient and efficient as possible. Barnett offers its customers a nationwide toll-free telephone number which accepts orders on a 24-hour-a-day basis. Calls are handled by members of Barnett's well-trained staff of 37 telemarketers who utilize Barnett's proprietary, on-line order processing system. This system provides the telemarketing staff with access to information about products, pricing and promotions which enables them to better serve the customer. Barnett's telemarketing staff handles approximately 1,600 incoming calls per day.


     After an order is received, a computer credit check is performed and if credit is approved, the order is transmitted to the warehouse located nearest the customer and is shipped within 24 hours.


     In addition to receiving incoming calls, Barnett's telemarketing operations are also utilized to make telephonic sales presentations to potential customers who have received promotional flyers from Barnett. Also, for several months prior to the opening of new mail order warehouses, Barnett utilizes its telemarketing operations to generate awareness of Barnett, its product offerings and the upcoming opening of new mail order warehouses located near the target customers.


     Barnett's telemarketing operations and information systems provide its management with current market information such as customer purchasing patterns and purchases, competitive pricing data, and potential new products. This information allows Barnett to quickly react to and capitalize on business opportunities.


  WAREHOUSES

     Barnett currently has four warehouses in Texas, three in Florida and two in each of Pennsylvania, New York and California. The remaining 14 warehouses are dispersed among an equal number of states. Barnett's warehouses are located in areas meeting certain criteria for overall population and potential customers. Typical warehouses have approximately 15,000 to 18,000 square feet of space of which up to 600 square feet are devoted to over-the-counter sales. Barnett has initiated a program to enlarge product displays in the counter area of the warehouses in order to display the breadth of its expanding product line.


     Barnett's experience indicates that customers prefer to order from local suppliers and that many local tradespeople prefer to pick up their orders in person rather than to have them delivered. Therefore, Barnett intends to continue the expansion of its warehouse network in order to reduce the distance between it and the customer. For the year ended June 30, 1993, approximately 23% of Barnett's net sales were picked up by Barnett's customers.

     The factors considered in site selection include the number of prospective customers in the local target area, the existing sales volume in such area and the availability and cost of warehouse space, as well as other demographic information. From its experience in opening 24 new warehouses since its acquisition by the Company, Barnett has gained substantial expertise in warehouse site selection, negotiating leases, reconfiguring space to suit its needs, and stocking and opening new warehouses. The average investment required to open a warehouse is approximately $500,000, including approximately $250,000 for inventory.


  PRODUCTS

     Barnett markets an extensive line of over 8,000 plumbing, electrical and hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows Barnett to serve as a single source supplier for many of its customers. Since the beginning of fiscal 1993, Barnett has added approximately 1,300 new products, including a new line of builders' hardware and light bulbs. Many of these products are higher margin products bearing Barnett's proprietary trade names and trademarks. Barnett tracks sales of new products the first year they are offered and new products that fail to meet specified sales criteria are discontinued. Barnett believes that its customers respond favorably to the introduction of new product lines in areas that allow the customers to realize additional cost savings and to utilize Barnett's catalogs as a means of one-stop shopping for many of their needs.



     In an effort to further increase profitability and to further enhance Barnett's reputation as a leading supplier of plumbing, electrical and hardware products, Barnett is presently increasing the number of its higher margin product offerings bearing its proprietary trade names and trademarks. Proprietary products offer customers high quality, lower cost alternatives to the brand name products Barnett sells. Barnett's catalogs and monthly promotional flyers emphasize the comparative value of such items. Barnett's products are generally covered by a one year warranty, and returns (which require prior authorization from Barnett) have historically been immaterial in amount.



     The following is a discussion of Barnett's principal product groups:


     PLUMBING PRODUCTS. Barnett's plumbing products include faucets and faucet parts, sinks, disposals, vanities and cabinets, tub and shower accessories, and toilets and toilet tank repair items. Barnett's plumbing products are sold under its proprietary trademarks PremierTM and RegentTM. Barnett also sells branded products of leading plumbing manufacturers.



     ELECTRICAL PRODUCTS. Barnett's electrical products include such items as light bulbs, light fixtures, circuit panels and breakers, switches and receptacles, wiring devices, chimes and bells, telephone and audio/video accessories and various appliance repair items. Certain of Barnett's electrical products are sold under its own proprietary trademarks, such as PremierTM light bulbs, and the proprietary trademarks of leading manufacturers of electrical supplies.



     HARDWARE PRODUCTS. Barnett sells a broad range of hardware products, including hand tools and power tools, patio and closet door repair accessories, window hardware, paint supplies, fasteners, safety equipment, cleaning supplies and garden hoses and sprinklers.


CONSUMER PRODUCTS

     Consumer Products markets and distributes approximately 9,000 products to a wide variety of retailers, primarily D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Representative of Consumer Products' large national retailers are Kmart and Builders Square. Representative of Consumer Products' large regional D-I-Y retailers are Channel Home Centers and Fred Meyer Inc. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 15 of the 25 largest D-I-Y retailers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Management believes that Consumer Products is the only supplier to the D-I-Y market that carries a complete line of plumbing, electrical and floor protective hardware products, in both packaged and bulk form. Consumer Products also offers certain of its customers the option of private label programs. The Company believes that Consumer Products will also benefit from the continued growth of the D-I-Y market which, according to DO-IT-YOURSELF RETAILING, an industry trade publication, is expected to expand at a compound annual rate of approximately 6% over the next four years as well as from the expected growth of existing customers, several of which have announced expansion plans.



     During the 1980's, Consumer Products significantly expanded its business through a combination of internal growth and strategic acquisitions. The Company's acquisition strategy focused on businesses which marketed similar or complementary product lines to customers or markets not previously served or through channels not previously utilized by the Company. In recent years, Consumer Products has integrated the acquired businesses to enhance the Company's purchasing power, improving operating efficiencies and enabling Consumer Products to cross-sell a broader range of products to a larger customer base. These improvements have enabled Consumer Products to withstand financial downturns suffered by several important regional retailers to whom Consumer Products sells its products and to significantly increase its sales to several national retailers. Consumer Products' net sales were approximately $67.5 million in fiscal 1993.



     In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. During the past 18 months, Consumer Products has restructured its sales and marketing functions in order to better position itself to meet the demands of the retailers. Management believes that its strategy of developing new products and forming strategic alliances with its customers will enable Consumer Products to effectively compete and achieve consistent growth. Consumer Products supplies products to its customers pursuant to individual purchase orders and has no long-term written contracts with its customers.


  MARKETING AND DISTRIBUTION


     Consumer Products' marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing department layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products, and backup tags to signify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers' changing needs. In addition, Consumer Products' products are packaged and designed for ease of use, with "how to" instructions included to simplify installation, even for the uninitiated D-I-Y consumer.



     Consumer Products' sales and service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also file reports with Consumer Products, enabling it to stay abreast of changing consumer demand and identify developing trends. In addition, Consumer Products has identified a growing trend among retailers to purchase on a "just-in-time" basis in order to reduce their inventory levels and increase returns on investment. In order to support its customers' "just-in-time" requirements, Consumer Products has significantly improved its EDI capabilities.



     Consumer Products operates and distributes its products through four strategically located distribution facilities in Cleveland, Ohio, Lancaster, Pennsylvania, Dallas, Texas and Reno, Nevada.

  PRODUCTS

     The following is a discussion of the principal product groups:


     PLUMBING PRODUCTS. Consumer Products' plumbing products include valves and fittings, rubber products, repair kits and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R), PlumbKing(R), PlumblineTM and KF(R). In addition, Consumer Products offers certain of its customers the option of private label programs. Consumer Products also offers proprietary lines of faucets under the trade name Premier(R), as well as a line of shower and bath accessories under the proprietary trade name Spray SensationsTM.


     ELECTRICAL PRODUCTS. Consumer Products' electrical products include items such as plugs, adapters, outlets, wire, circuit breakers and various tools and test equipment. Consumer Products sells many of its electrical products under the proprietary trade name Electracraft(R). Consumer Products also sells a line of outdoor weatherproof electrical products, a full line of ceiling fan accessories, a line of telephone accessories and connecting devices, a line of audio and video accessories and lamp and light fixture replacement parts and replacement glassware.


     FLOOR PROTECTIVE HARDWARE PRODUCTS. Consumer Products' floor protective hardware products include casters, doorstops and other floor, furniture and wall protective items. Consumer Products markets a complete line of floor protective hardware products under the proprietary trade name KF(R) and also under private labels.



OTHER OPERATIONS


     The Company has several other operations, which in the aggregate generated net sales in fiscal 1993 of $48.0 million and which accounted for approximately 13% of the Company's net sales during the period. The most significant of these operations are U.S. Lock Corporation ("U.S. Lock"), a supplier of security hardware products, and LeRan Copper & Brass, Inc. ("LeRan"), a supplier of copper tubing and specialty plumbing products.



  U.S. LOCK


     U.S. Lock, which was acquired by the Company in 1988, carries a full line of security hardware products, including locksets, door closers and locksmith tools. Many of these products are sold under the U.S. Lock(R) and LegendTM trademarks. U.S. Lock markets and distributes its products primarily to locksmiths through a telemarketing sales team. U.S. Lock's telemarketing effort is supplemented with a catalog that is mailed annually to 6,000 existing customers and promotional flyers. Since its acquisition by the Company, U.S. Lock has increased its number of warehouses from one to four, three of which are shared with Barnett. Shared facilities allow the Company to realize additional efficiencies by consolidating space requirements and reducing personnel costs.



  LERAN


     LeRan, which was acquired by the Company in 1985, is a supplier of copper tubing and fittings, brass valves and fittings, malleable fittings and related products. Its customers include liquid petroleum gas dealers, lumberyards, plumbing and mechanical contractors and D-I-Y retailers. LeRan markets its products primarily through salesmen and outside service representative organizations. These efforts are supported by a catalog, which is mailed semiannually to 7,000 existing customers, monthly promotional flyers and a telemarketing program. LeRan currently services its customers from four regional warehouses, two of which are shared with Barnett.



  OTHER OPERATIONS


     The Company's other operations also include its Madison Equipment division, a supplier of electrical products, and its Medal Distributing division, a supplier of hardware products.

  PURCHASING, PACKAGING AND ASSEMBLY


     Products bearing the Company's proprietary trade names and trademarks are assembled and packaged in its Taiwan, Mainland China and Mexico facilities. The products packaged in Taiwan and China are purchased locally in bulk and, after assembly and packaging, are shipped to the Company's various distribution centers in the United States. The Company also outsources the packaging of certain products. For the year ended June 30, 1993, products purchased overseas, primarily from Taiwan, accounted for approximately 21% of the total product purchases made by the Company's domestic operations.


     The Company operates the Taiwan and Mainland China facilities, which assemble and package plumbing and electrical products. In addition, the facility in Mainland China manufactures and packages plastic floor protective hardware. The Company believes that these facilities give it competitive advantages, in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States.


     During fiscal 1991, the Company purchased Western American Manufacturing Inc. ("WAMI"), a small manufacturer of plumbing pipe nipples in Tijuana, Mexico. Pipe nipples are short lengths of pipe from 1/2 inch to 6 feet long, threaded at each end. As a result of this acquisition, the Company is now vertically integrated in the manufacture and distribution of pipe nipples. Since the acquisition, in order to take advantage of lower labor costs, the Company has relocated certain of its United States packaging operations to the Company's WAMI subsidiary in Mexico.


     Substantially all of the other products purchased by the Company's domestic operations are manufactured for it by third parties. The Company estimates that its domestic operations purchase products and materials from over approximately 1,300 suppliers and are not dependent on any single unaffiliated supplier for any of their requirements.


     Foreign sourcing involves a number of risks including the availability of letters of credit, maintenance of quality standards, work stoppages, transportation delays and interruptions, political and economic disruptions, foreign currency fluctuations, expropriation, nationalization, the imposition of tariffs and import and export controls and changes in governmental policies (including United States' policy toward the foreign country where the products are produced), which could have an adverse effect on the Company's business. The occurrence of certain of these factors would delay or prevent the delivery of goods ordered by the Company's customers, and such delay or inability to meet delivery requirements could have an adverse effect on the Company's results of operations and on the Company's relationships with its customers. In addition, the loss of a foreign manufacturer could have a short-term adverse effect on the Company's business until alternative supply arrangements were secured.



IMPORT RESTRICTIONS


     Under current United States government regulations all products manufactured offshore are subject to import restrictions. The Company currently imports goods from Mexico under the preferential import regulations commonly known as '807' and as direct imports from China and Taiwan. The '807' arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to reimport the goods, without quota restriction and to pay a duty only on the value added in the offshore factory.


     Where the Company chooses to directly import goods purchased outside of the United States, the Company may be subject to import quota restrictions, depending on the country in which assembly takes place. These restrictions may limit the amount of goods of a particular category that a country may export to the United States. If the Company cannot obtain the necessary quota, the Company will not be able to import the goods into the United States. Export visas for the goods purchased offshore by the Company are readily available.


     The above arrangements, both 807 and quota restrictions, may be superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA"), or may be limited by revision or cancelled at any time by the United States government. The Company does not believe that its relative competitive position will be adversely affected by NAFTA. As a result of the passage of NAFTA, importation from Mexico will become more competitive in the near future relative to importation from other exporting countries.


COMPETITION


     The Company's domestic operations face significant competition from different competitors within each of its product lines, although the Company has no competitor offering the range of products in all of the product lines that the Company offers. The Company believes that its domestic operations' buying power, extensive inventory, emphasis on customer service and merchandising programs have contributed to its domestic operations' ability to compete successfully in their various markets. In the areas of electrical and hardware supplies, the Company faces significant competition from smaller companies which specialize in particular types of products and larger companies which manufacture their own products and have greater financial resources than the Company. Barnett's mail order business competes principally with local distributors of plumbing, electrical and hardware products. The Company believes that competition in sales to both mail order customers and retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for mail order customers and packaging and merchandising for retailers.


IDEAL


     Based on revenues, Ideal is the third largest wholesale distributor of plumbing and heating products in Canada. Manufacturers of plumbing and heating products rely on wholesalers such as Ideal to distribute their products due to the large size and bulk of many of these products, the high cost to the manufacturer of maintaining multiple warehouses near the end-customers, and the ability of wholesale distributors to stock thousands of items in order to provide one-stop shopping for customers and respond quickly to their needs.



     Ideal achieved substantial increases in net sales during the 1980's, growing from a regional distributor with net sales of approximately $34.8 million in fiscal 1982 to a national distributor with annual net sales which peaked at $247.1 million in fiscal 1990. This growth was accomplished through a combination of internal growth and selective acquisitions of regional distributors. Ideal's business has been significantly adversely affected by the prolonged Canadian recession and specifically by low levels of construction activity. Construction activity in Canada has been impacted by a number of factors, including historically high interest and unemployment rates. The lower levels of construction activity are evidenced by declines in housing starts and building permits. According to the Canadian Economic Observer, a Statistics Canada publication, housing starts declined approximately 10% from 184,000 units in 1990 to 166,000 units in 1992, building permits declined approximately 16% from $32.1 million in 1990 to $27.0 million in 1992 and unemployment has increased from 8.1% in 1990 to 11.3% in 1992. Primarily due to the continued weak economic conditions in Canada resulting in a decline in net sales from $247.1 million in fiscal 1990 to $153.9 million in fiscal 1993, Ideal has experienced a significant decrease in operating income. Ideal's performance has had an adverse impact on the Company's consolidated results of operations. In an effort to address its decline in revenues, Ideal has consolidated administrative functions, closed several unprofitable branches and significantly reduced its work force. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."



     Ideal's organizational structure is based on a philosophy of decentralized operations supported by centralized strategic management and includes three levels of operations: (i) head office functions performed in Toronto, Ontario, and Montreal, Quebec, (ii) six regional profit centers, which operate as administrative centers as well as branch outlets, and (iii) 28 additional branch outlets. The branches serve as the ultimate distribution outlets, with customer relations, delivery, counter service and inventory management all handled at the branch level. The regional profit centers, which include administrative offices, range in size from approximately 30,000 to 150,000 square feet and carry a larger inventory position to service the needs of their own customers and those of the other branches in the region. The other 28 branches generally range in size from approximately 6,000 to 30,000 square feet. The larger branches generally receive some inventory directly from suppliers and the balance from the regional profit centers. The smaller branches are designed to serve the specific needs of a small market where customers tend to pick up their products at the branch.

  MARKETING AND DISTRIBUTION


     Ideal serves a wide range of customers, consisting mainly of plumbing contractors in new residential and commercial construction, repair and renovation contractors, retailers, major industrial corporations, institutions and governments. Individual orders from customers range from a few hundred dollars for purchases by plumbing contractors to large contracts for major construction projects such as office buildings, hotels and shopping centers. Ideal generally does not sell directly to consumers, although consumers may visit Ideal's showrooms to select the products to be purchased by their contractors. Sales are made through Ideal's network of 34 branches, which are located in Ontario, Quebec, British Columbia, Alberta and the Atlantic Provinces. None of Ideal's customers was responsible for more than 1% of Ideal's net sales in fiscal 1993.



     Ideal has 66 sales representatives who make regular visits to customers to promote sales of its products. In addition, Ideal employs personnel in all of its branches who have a strong technical background in plumbing and heating products, thus enabling them to respond quickly to customer requests. To assist contractors in estimating the cost of their jobs, Ideal maintains a quotation department at each of its regional profit centers that provides estimates on an itemized basis for the product requirements of a contractor's job. Ideal also operates a fleet of trucks which makes deliveries, usually twice per day, to customer work sites to fill requests for products, usually within 24 hours from the time of the request. Each of Ideal's branches has a sales counter from which smaller customer orders are filled.


  PRODUCTS


     Plumbing products have historically accounted for approximately 80% of Ideal's annual sales, while heating products have accounted for the balance. Ideal distributes most major plumbing brands including American Standard(R), Crane(R), Kohler(R), Jacuzzi(R), Moen(R) and Delta(R).


     The following table lists Ideal's major product categories:

              PLUMBING PRODUCTS                              HEATING PRODUCTS
    -------------------------------------          -------------------------------------
    Plumbing fixtures and faucets                  Heating boilers and radiators
    Stainless steel sinks                          Hot water heaters
    Pipes, valves and fittings                     Furnaces, ducts and accessories
    Water pumps and accessories                    Oil tanks and accessories
    Drainage piping and materials                  Warm air pipes and fittings
    Waterworks and accessories

  PURCHASING


     Substantially all of Ideal's more than 36,000 products are purchased directly from over 600 manufacturers in Canada and the United States. Ideal is not dependent upon any single supplier for any of its requirements. Ideal believes that it is able to negotiate advantageous terms for its purchases because of its national presence and large purchasing volume. Based on management's experience and knowledge of its industry, Ideal believes that these purchasing arrangements give Ideal a competitive advantage over local and regional distributors which, in most cases, do not have the purchasing power to obtain similar terms from suppliers and allow Ideal to purchase inventory on terms generally comparable to those available to its two largest national competitors.


  MANAGEMENT INFORMATION SYSTEM


     During fiscal 1993, Ideal completed the installation of a computerized management information system utilizing an on-line database that provides all purchasing, order entry, invoicing, credit and sales analysis functions for each of Ideal's regional profit centers and branches, other than those in the Atlantic Provinces. This new system also provides perpetual inventory information, allows each branch on-line access to inventory information and customer order and credit information and provides each regional profit center with the ability to monitor sales trends at all branches on a real-time basis. The Atlantic Provinces are served by a separate management information system.

     This new system enables management to more efficiently manage the operations of Ideal by: (i) enhancing branch-to-branch inventory information and thus more effectively controlling inventory levels reducing shortfalls or oversupplies of certain items, (ii) enhancing branch management efficiency through better staffing levels of the sales and distribution functions, (iii) improving customer service by permitting management to identify and react to customer purchasing patterns and by allowing all branches to respond quickly to customer inquiries by having direct access to computerized information, and (iv) allowing for a more efficient and expedient billing of customer accounts as well as internal verification of credit information.

  COMPETITION


     The plumbing and heating wholesale distribution business in Canada has traditionally been dominated by three companies, Ideal and its two principal competitors, United Westburne Inc. and Emco Limited, both of which are larger and have greater resources than Ideal. Numerous local and regional firms share the balance of the market. Ideal believes that the significant factors currently affecting competition among wholesale distributors of plumbing and heating products are the ability to supply customers on a timely basis and at competitive prices, customer service, and the ability to control inventory levels and to monitor customer credit.


EMPLOYEES


     As of June 30, 1993, the Company employed 1,639 persons, 469 of whom were clerical and administrative personnel, 291 of whom were sales service representatives and 879 of whom were either production or warehouse personnel. Approximately 11% of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees, including those represented by collective bargaining units, to be satisfactory.



TRADEMARKS



     Several of the trademarks and trade names used by the Company are considered to have significant value in its business.



ENVIRONMENTAL REGULATIONS


     The Company is subject to certain federal, state and local environmental laws and regulations. The Company believes that it is in material compliance with such laws and regulations applicable to it.


SEASONALITY



     The Company's sales during the third quarter of each fiscal year (i.e., January through March) are typically lower than sales during each of the other three quarters. This is primarily due to reduced activity during that period in the Canadian new construction market served by Ideal.

ITEM 2.  PROPERTIES

     The following table sets forth, as of June 30, 1993, certain information with respect to the Company's principal physical properties:

                             APPROXIMATE                                      LEASE
                               SQUARE                                       EXPIRATION
        LOCATION                FEET                  PURPOSE                  DATE
- -------------------------    ----------     ----------------------------    ----------
24460 Aurora Road               21,000      Corporate Office                    Owned
  Bedford Hts., OH
24455 Aurora Road              125,000      Office and Warehouse              6/30/02
  Bedford Hts., OH (1)
330 Vine Street                 80,000      Office and Warehouse              2/28/96
  Sharon, PA
2029 McKenzie Drive             60,000      Office and Warehouse              5/31/94
  Dallas, TX (2)
945 Spice Island Drive          71,000      Office and Warehouse              7/31/98
  Sparks, NV (3)
1842 Colonial Village           72,000      Office and Warehouse              5/31/00
  Lane
  Lancaster, PA
3333 Lenox Avenue               60,000      Office and Warehouse             10/31/03
  Jacksonville, FL
300 Jay Street                  56,000      Office and Warehouse                Owned
  Coldwater, MI
No. 10, 7th Road                56,000      Office, Packaging,                  Owned
  Industrial Park                           and Warehouse
  Taichung, Taiwan
  Republic of China
200 Barmac Road                156,000      Office and Warehouse              7/31/99
  Weston, Ontario (3)
8400 19th Avenue                60,000      Office and Warehouse                Owned
  Montreal, Quebec

- ---------------

(1) Aurora Investment Co., a partnership owned by Melvin and Armond Waxman, together with certain other members of their families, is the owner and lessor of this property. The Company has the option to renew the lease for a five-year term at a rental to be negotiated between the parties.

(2) The Company has the option to renew the lease for a two-year term.

(3) The Company has the option to renew the lease for a five-year term.

     In addition to the properties shown in the table, the Company owns 15 warehouses and leases 58 warehouses ranging in size from 6,000 to 50,000 square feet. There are 21 leases which expire prior to 1995, and 10 of those leases may be renewed at the option of the Company.

     The Company believes that its facilities are suitable for the Company's operations and provide the Company with adequate productive capacity.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the executive officers of the Company and a brief description of their business experience during the past five years. Each executive officer will hold office until his successor is chosen and qualified.

     Melvin Waxman, age 59, was elected Co-Chief Executive Officer in May, 1988. Mr. Waxman has been the Chief Executive Officer of the Company since July, 1970, and has been a director of the Company since 1962. Mr. Waxman has been Chairman of the Board since August, 1976.

     Armond Waxman, age 54, was elected Co-Chief Executive Officer in May, 1988. Mr. Waxman has been the President and Treasurer of the Company since August, 1976. Mr. Waxman has been a director of the Company since 1962 and was Chief Operating Officer of the Company from August, 1976 to May, 1988.

     Jerome C. Jacques, age 46, was elected Senior Vice President -- Finance and Chief Financial Officer of the Company in April, 1988, after serving as Vice President -- Finance and Chief Financial Officer of the Company since February, 1984. Mr. Jacques joined the Company as Controller in February, 1983. Mr. Jacques is also an Assistant Secretary of the Company.

     John S. Peters, age 45, was elected to the position of Senior Vice President -- Operations in April, 1988, after serving as Vice
President -- Operations of the Company since February, 1985. Prior to that, Mr. Peters had been Vice President -- Personnel/Administration of the Company since February, 1979.

     William R. Pray, age 46, was elected Senior Vice President in February, 1991, and is also President of Barnett, a position he has held since 1987. He joined Barnett in 1979 as Vice President of Sales and Marketing.

     Neal R. Restivo, age 33, was elected Vice President -- Corporate Controller in November, 1990, after serving as Corporate Controller of the Company since November, 1989. From August, 1982 until November, 1989, Mr. Restivo was employed by the public accounting firm of Arthur Andersen & Co., where he was an audit manager since 1988.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "WAX". The Company's Class B Common Stock does not trade in the public market due to restricted transferability. However, the Class B Common Stock may be converted into Common Stock on a share-for-share basis at any time.

     The following table sets forth the high and low closing quotations as reported by the NYSE for fiscal years 1993 and 1992.

                                           FISCAL YEARS ENDED JUNE 30,
                                     ----------------------------------------
                                           1993                   1992
                                     -----------------      -----------------
                                      HIGH       LOW         HIGH       LOW
                                     ------     ------      ------     ------
First Quarter......................  $ 4.63     $ 3.38      $ 5.25     $ 3.75
Second Quarter.....................    4.13       3.38        5.38       4.25
Third Quarter......................    5.25       3.75        8.38       4.88
Fourth Quarter.....................    5.38       3.38        7.00       4.00

HOLDERS OF RECORD

     On September 29, 1993, there were 1,120 holders of record of the Company's Common Stock and 154 holders of record of the Company's Class B Common Stock.

DIVIDENDS

     The Company paid dividends of $.08 and $.12 per share on each class of common stock in fiscal 1993 and 1992, respectively. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FISCAL YEARS ENDED JUNE 30,
                                          --------------------------------------------------------
                                            1993        1992        1991        1990        1989
                                          --------    --------    --------    --------    --------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA(1):
Net sales(2)............................  $358,653    $379,042    $384,296    $433,417    $238,869
Cost of sales(2)........................   258,160     262,843     269,579     308,763     162,256
                                          --------    --------    --------    --------    --------
Gross profit............................   100,493     116,199     114,717     124,654      76,613
Selling, general and administrative
  expenses excluding:...................    79,359      79,762      74,989      81,875      51,071
     Bad debt expense...................     5,131       1,320       3,116       1,014         263
     Depreciation and amortization......     8,600       6,591       6,252       5,366       3,228
Restructuring and other nonrecurring
  charges(3)............................     8,852       5,100       1,300          --          --
                                          --------    --------    --------    --------    --------
Operating income (loss).................    (1,449)     23,426      29,060      36,399      22,051
Interest expense, net...................    25,034      25,788      25,438      25,372      10,245
Income (loss) before income taxes,
  extraordinary charges and cumulative
  effect of accounting change...........   (26,483)     (2,362)      3,622      11,027      11,806
Provision for income taxes..............       647         850       1,394       4,239       4,485
                                          --------    --------    --------    --------    --------
Income (loss) before extraordinary
  charges and cumulative effect of
  accounting change.....................   (27,130)     (3,212)      2,228       6,788       7,321
Extraordinary charges, early repayment
  of debt(3)............................        --      (1,186)         --        (320)         --
Cumulative effect of accounting
  change(4).............................    (2,110)         --          --          --          --
                                          --------    --------    --------    --------    --------
Net income (loss).......................  $(29,240)   $ (4,398)   $  2,228    $  6,468    $  7,321
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
Average number of shares outstanding....    11,662       9,794       9,570       9,659       9,204
Primary earnings per share:
  Income (loss) before extraordinary
     charges and cumulative effect of
     accounting change..................  $  (2.33)   $   (.33)   $    .23    $    .70    $    .80
  Extraordinary charges.................        --        (.12)         --        (.03)         --
  Cumulative effect of accounting
     change.............................      (.18)         --          --          --          --
                                          --------    --------    --------    --------    --------
  Net income (loss).....................  $  (2.51)   $   (.45)   $    .23    $    .67    $    .80
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
Fully diluted earnings per share:
  Income (loss) before extraordinary
     charges and cumulative effect of
     accounting change..................  $  (2.33)   $   (.33)   $    .23    $    .66    $    .70
  Extraordinary charges.................        --        (.12)         --        (.03)         --
  Cumulative effect of accounting
     change.............................      (.18)         --          --          --          --
                                          --------    --------    --------    --------    --------
  Net income (loss).....................  $  (2.51)   $   (.45)   $    .23    $    .63    $    .70
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
Cash dividends per share:
  Common stock..........................  $    .08    $    .12    $    .12    $    .12    $    .10
  Class B common stock..................       .08         .12         .12         .11         .08
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------

                       Refer to notes on following page.

                                                        FISCAL YEARS ENDED JUNE 30,
                                          --------------------------------------------------------
                                            1993        1992        1991        1990        1989
                                          --------    --------    --------    --------    --------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA(1):
Working capital(5)......................  $(98,455)   $135,885    $133,655    $136,989    $127,595
Total assets............................   280,683     328,980     327,711     330,098     300,360
Total long-term debt(5).................        --     216,989     220,844     222,230     211,862
Stockholders' equity....................     7,496      40,827      38,066      39,242      26,934

- ---------------
(1) The information above and on the preceding page reflects the acquisitions of Western American Manufacturing in November 1990, The Ideal Group of Companies, Inc. in May 1989 and U.S. Lock Corporation in July 1988, which were all accounted for as purchases. All per share amounts have been adjusted to reflect a three-for-two stock split effective July 1, 1988.

(2) In order to conform with the fiscal 1992 presentation, net sales and costs of sales for fiscal 1991, 1990 and 1989 have been adjusted to exclude Canadian federal sales taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) See Note 4 to the Notes to Consolidated Financial Statements.

(4) See Note 3 to the Notes to Consolidated Financial Statements.

(5) As a result of noncompliance with certain financial covenants as described in Note 6, the Company is required under generally accepted accounting principles to classify $184.8 million of long-term debt as current, resulting in negative working capital at June 30, 1993. In addition, U.S. $38.7 million of borrowings under Ideal's operating credit agreement are classified as current at June 30, 1993, as such agreement expires on June 30, 1994. Such borrowings were classified as long-term at June 30, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


     The Company operates in a single business segment -- the distribution of plumbing, electrical and hardware products. The Company's business is conducted in the United States primarily through Barnett and Consumer Products and in Canada through Ideal.



     The Company's recent operating results have been adversely affected by restructuring as well as several other nonrecurring charges. In fiscal 1993, the Company recorded $8.9 million of restructuring and other nonrecurring charges as well as $5.0 million of charges included in operating expenses which the Company believes are nonrecurring. In fiscal 1992 and 1991, the Company recorded $5.1 million and $1.3 million, respectively, of restructuring and other nonrecurring charges.



     The fiscal 1993 restructuring charge consists of $4.6 million related to the expected losses in connection with the disposal of three small operating units, one of which is located in Canada and the other two in the U.S. The decision to dispose of the three entities was based in part on the Company's stategy to refocus and build on its core businesses in the U.S. (i.e., Consumer Products and Barnett). The Company has entered into letters of intent with prospective buyers of the businesses. Although consummation of these sales cannot be assured, the Company expects that these transactions will close by the second quarter of fiscal 1994. The closings of these transactions are expected to generate cash proceeds of approximately $8.5 million. Revenues and pretax income generated from these businesses in fiscal year 1993 totaled $29.3 million and $.4 million, respectively. The restructuring charge also includes $2.1 million of employee termination and other facility shutdown costs primarily associated with the closing of an unprofitable large Ideal branch operation in Edmonton, Alberta. During fiscal year 1993, Ideal reduced its headcount by approximately 12% as a result of the Edmonton branch closing, as well as in response to its declining sales volume. The remainder of the restructuring charge includes $1.6 million of costs incurred to consolidate administrative functions and transfer two of Consumer Products' domestic packaging facilities to Mexico in order to take advantage of that country's lower labor costs and $0.6 million related to the Company's decision not to proceed with the securities offering of Barnett in fiscal 1993. In addition, fiscal 1993 operating expenses include a $3.8 million charge for additional bad debt expenses relating to Ideal, and $1.2 million of accelerated amortization realting to certain warehouse start-up and catalog costs to conform with prevailing industry practice. The change to accelerated amortization was made during the fourth quarter of fiscal 1993 and applied retroactively to July 1, 1992. The $1.2 million of accelerated amortization, which is included in selling, general and administrative expense, is primarily the result of the introduction of a new catalog, and in management's opinion, is not indicative of the expected impact of accelerated amortization on future operating results.



     The fiscal 1992 restructuring charge consisted of a $3.9 million capital loss realized upon the sale of the Company's portfolio of debt securities, and $1.2 million related to the closing of four Ideal branch operations in fiscal 1993. The Ideal branch closing charge consisted primarily of employee termination costs and the buyout of a lease for one of the facilities that was closed. During fiscal year 1992, Ideal reduced its headcount by approximately 10%. The fiscal 1991 restructuring charge also related to branch closings at Ideal. During fiscal 1991, Ideal reduced its headcount by approximately 12% and closed two branch operations.



     Such restructuring charges have been necessary in each of the past three fiscal years as the process of addressing Ideal's decline in net sales and operating income has been a continuing one. In addition to closing branches and significantly reducing its workforce, Ideal has consolidated administrative functions. Despite the cost-reduction measures and the installation of a new computerized management information system (which management believes will enhance its controls over gross margins and inventory levels), management believes that a recovery in the Canadian economy, which is likely to result in increased construction and, therefore, demand for Ideal's products, as well as the continued support of its lenders and vendors will be necessary before Ideal's prospects are enhanced. There can be no assurance, however, that the Canadian economy will recover sufficiently in the near term in order to enhance Ideal's prospects or that Ideal will in fact benefit from such recovery. Further, in certain areas of Ideal's operations management believes that additional cost reductions cannot be implemented without impairing the structure necessary to support Ideal's continued operations.



     As previously discussed, the continuing weak economic conditions in Canada have put significant financial pressure on many of Ideal's smaller customers, which are primarily plumbing contractors with limited financial resources, who are largely dependent on the new construction market. As a result, the Company's exposure to bad debt losses has significantly increased. Therefore, in fiscal 1993, Ideal incurred a $3.8 million charge for additional bad debt expense in order to increase its allowance for doubtful accounts to fully reserve for estimated bad debt losses. Management believes that the recorded reserve will be adequate to cover any such losses. Further, Ideal has taken various steps to reduce its exposure to future bad debt losses, including implementing stricter credit criteria (which in turn has negatively affected sales to some extent) and enhancements to management information reporting, which will enable management to better identify and react to its bad debt exposure on a more timely basis. The Company's domestic operations' bad debt expense levels have not been significant, totaling $0.7 million, $0.5 million and $1.8 million or 0.4%, 0.3% and 1.0% of the domestic operations' net sales in fiscal years 1993, 1992 and 1991, respectively. Fiscal 1991 bad debt expense includes a $1.4 million charge to fully reserve the accounts receivable balances of two retail customers operating under bankruptcy court protection.


RESULTS OF OPERATIONS


     The following tables set forth certain items reflected in the Company's Consolidated Statements of Income:



                                                                                                      YEARS ENDED JUNE 30,
                                                                            1993                 1992                 1991


                                                                                  (DOLLARS IN THOUSANDS)
Net sales.....................................................  $358,653   100.0%    $379,042   100.0%    $384,296   100.0%
Gross profit..................................................   100,493    28.0      116,199    30.7      114,717    29.9
Operating expenses............................................    93,090    26.0       87,673    23.1       84,357    22.0
Restructuring and other
  nonrecurring charges........................................     8,852     2.5        5,100     1.3        1,300     0.3
Operating income (loss).......................................    (1,449)   (0.4)      23,426     6.2       29,060     7.6
Interest expense, net.........................................    25,034     7.0       25,788     6.8       25,438     6.6
Net income (loss).............................................   (29,240)   (8.2)      (4,398)   (1.2)       2,228     0.6

     Fiscal 1991 net sales and cost of sales presented above have been adjusted to exclude Canadian federal sales taxes in order to conform with the fiscal 1993 and fiscal 1992 presentation. The Canadian government replaced the federal sales tax with a value-added tax which, for financial reporting purposes beginning in fiscal 1992, is not included as a component of net sales and cost of sales. The adjustments to the fiscal 1991 amounts had no impact on gross profit, net income or any other line item. Percentages in the table above as well as percentages and amounts in the discussion which follows reflect these adjustments.



FISCAL 1993 VERSUS FISCAL 1992


  NET SALES


     The Company's net sales for fiscal 1993 totaled $358.7 million, compared with $379.0 million in fiscal 1992, a decline of 5.4%. Net sales from the Company's domestic operations represented approximately 55% of consolidated net sales in fiscal 1993 compared with 50% in fiscal 1992. The decline in consolidated net sales is attributable primarily to a $28.2 million decline in net sales from the Canadian operations, partly offset by a $7.9 million increase in net sales from the Company's domestic operations.



     The Company's domestic operations' net sales for fiscal 1993 totaled $198.4 million compared with $190.5 million in fiscal 1992, an increase of 4.1%. Barnett's net sales increased 14.9% from $72.1 million in fiscal 1992 to $82.9 million in fiscal 1993. New product introductions accounted for $5.6 million of this increase. In addition, the new catalog of maintenance products introduced in January 1992 generated approximately $2.2 million in incremental sales. The remainder of Barnett's increase was the result of the opening of additional mail order warehouses, as well as the growth of Barnett's existing customer base. Barnett opened three additional mail order warehouses during fiscal 1993, increasing the total number of warehouses to 26. The increase from Barnett was offset, in part, by lower net sales from Consumer Products. Consumer Products' net sales totaled $67.5 million in fiscal 1993 compared with $70.0 million in fiscal 1992, a decrease of 3.6%. Management believes that the change in the domestic operations' net sales is primarily the result of changes in volume.



     The Canadian operations' net sales for fiscal 1993 totaled $160.3 million compared with $188.5 million in fiscal 1992, a decrease of 15.0%. Ideal's net sales continued to be adversely affected by the weak economic conditions in Canada, specifically in the residential and commercial construction markets which have been negatively impacted by declines in housing starts and building permits. The Canadian operations' net sales were also adversely affected by a 6.8% decrease in the average currency exchange rate used to translate Ideal's income statement accounts into U.S. dollars for fiscal 1993. Net sales declined 8.8% in fiscal 1993 when stated in Canadian dollars. The decline in Ideal's net sales was the result of lower volume as well as lower pricing in certain regional markets which has been necessary as a result of increased competitive pressures, especially within the Ontario market, which has been impacted most severely by the declines in construction activity.



  GROSS PROFIT



     The Company's gross margin was 28.0% in fiscal 1993 compared with 30.7% in fiscal 1992. The gross margin from the Company's domestic operations declined approximately two percentage points and the Canadian operations' gross margins declined approximately four percentage points. The impact of the drop in Canadian margins on the Company's consolidated margins was offset in part by proportionally lower sales from Ideal in the current year.



     The Company's domestic operations' gross margin was 33.1% in fiscal 1993 compared with 35.2% in fiscal 1992. Barnett's gross margin declined approximately one-half of one percentage point and Consumer Products' gross margin declined approximately four percentage points. The majority of Consumer Products' decline in margin is attributable to proportionately lower sales of higher margin packaged products as well as competitive pressures within its markets.



     The Canadian operations' gross margin was 22.0% in fiscal 1993 compared with 25.8% in fiscal 1992. Ideal has been forced to adopt a more aggressive pricing policy in certain markets in order to remain competitive. In addition, during the current year, Ideal implemented a program to reduce its inventory levels. This program included returns to vendors (which often resulted in restocking charges) and sales of excess and slow moving inventories which were made at prices above cost but below normal selling prices. During fiscal

1993, Ideal completed the implementation of a new computer system which management believes will enhance its controls over gross margins and inventory levels.



  OPERATING EXPENSES



     The Company's operating expenses for fiscal 1993 totaled $93.1 million, or 26.0% of net sales, compared with $87.7 million, or 23.1% of net sales, in fiscal 1992. As discussed above, fiscal 1993 operating expenses include a $3.8 million charge for bad debt expense relating to Ideal and $1.2 million of additional amortization expense relating to a change in accounting.



     The Company's domestic operations' operating expenses totaled $53.8 million or 27.1% of net sales, in fiscal 1993 compared with $49.3 million, or 25.9% of net sales, in fiscal 1992, an increase of $4.5 million, or 9.1%. Approximately $1.2 million of this increase relates to accelerated amortization of certain warehouse start-up and catalog costs during fiscal 1993 to conform with prevailing industry practice. This change was made during the fourth quarter and was applied retroactively to July 1, 1992. The effect of this change on fiscal 1993 results was to increase amortization expense by $1.2 million. This increase is primarily the result of the introduction of a new catalog, and in management's opinion, is not indicative of the expected impact of accelerated amortization on future operating results. The cumulative effect of this change on prior years totaled $2.1 million and is reported separately in the income statement, without tax benefit, as a change in accounting. Excluding the impact of this item, operating expenses were up 6.7% primarily due to increases at Barnett. Barnett's operating expenses (excluding the accelerated amortization) increased approximately $2.1 million or 13.4%, which is less than Barnett's 14.9% increase in net sales between the years. Approximately $1.3 million of Barnett's increase in operating expenses is related to the opening of new mail order warehouses. Consumer Products' operating expenses increased approximately $0.4 million between years.



     The Canadian operations' operating expenses totaled $39.3 million, or 24.5% of net sales, in fiscal 1993 compared with $38.4 million or 20.4% of net sales in fiscal 1992, an increase of $0.9 million. Fiscal 1993 expenses include approximately $3.8 million of additional bad debt expense as Ideal significantly increased its allowance for doubtful accounts to fully reserve for estimated bad debt losses. Operating expenses excluding the additional bad debt expense dropped 7.6% as a result of cost-reduction measures in response to Ideal's lower revenue levels and represented 22.1% of net sales.



  RESTRUCTURING AND OTHER NON-RECURRING CHARGES



     As discussed above, the Company recorded several nonrecurring charges during fiscal 1993 including an $8.9 million restructuring charge. Fiscal 1992 results include a $5.1 million restructuring charge consisting of a $3.9 million capital loss realized upon the sale of the Company's portfolio of debt securities and a $1.2 million charge relating to certain shutdown costs at Ideal.



     The Company's domestic operations' fiscal 1993 results include a $4.2 million restructuring charge as described above.



     The Company's Canadian operations' fiscal 1993 results include a $4.7 million restructuring charge as described above.



  OPERATING INCOME (LOSS)



     The Company incurred an operating loss of $1.4 million in fiscal 1993 compared with operating income of $23.4 million in fiscal 1992.



     The Company's domestic operations' operating income totaled $7.4 million in fiscal 1993 compared with $14.4 million in fiscal 1992, a decrease of 48.6%. Current year results were negatively impacted by the $4.2 million restructuring charge described above, and the $1.2 million of accelerated amortization described above. The remainder of the decrease was primarily attributable to a $2.5 million decline of Consumer Products' gross margin.



     The Canadian operations incurred an operating loss of $8.8 million in fiscal 1993 compared with operating income of $9.0 million in fiscal 1992. Current year results were impacted by significantly lower revenues and gross margins, higher bad debt expense and restructuring charges.

  INTEREST EXPENSE



     The Company's net interest expense totaled $25.0 million for fiscal year 1993 compared with $25.8 million for fiscal year 1992, a decrease of 2.9%. Average borrowings outstanding totaled $224.8 million in fiscal 1993, as compared with $228.1 million in fiscal 1992. Weighted average borrowings in fiscal 1992 included amounts which the Company borrowed under a domestic term loan which were invested in highly liquid short-term securities and used for working capital purposes until the Company obtained its revolving credit facility in September 1991. Excluding the impact of these borrowings, average borrowings were comparable between the years. The weighted average interest rate for fiscal year 1993 was 11.3% compared with 11.8% in the prior year. The current year weighted average interest rate was favorably impacted by reductions in the Canadian prime lending rate which averaged 6.8% in fiscal year 1993 versus 8.3% in fiscal 1992.



  NET INCOME (LOSS)




     The Company's fiscal 1993 net loss totaled $29.2 million and includes a $2.1 million charge for the cumulative effect of the change in accounting discussed above. The net loss for fiscal 1992 was $4.4 million and included a $1.2 million extraordinary charge for the early repayment of debt. The Company has not been able to benefit from any of its current year losses for tax purposes. As a result, it has available $21.1 million of domestic and foreign net operating loss carryforwards to offset future tax provisions. See "Impact of New Accounting Standards" for a discussion of the new accounting standard for income taxes and the impact it will have on the Company.



FISCAL 1992 VERSUS FISCAL 1991



  NET SALES



     Net sales for fiscal 1992 totaled $379.0 million, compared with $384.3 million in fiscal 1991, a decrease of 1.4%. Net sales from the Company's domestic operations represented approximately 50% of consolidated net sales in fiscal 1992 compared with 46% in fiscal 1991. The decline in consolidated net sales was attributable to a $17.3 million drop in sales from the Canadian operations, partially offset by a $12.0 million increase in sales from the Company's domestic operations.



     The Company's domestic operations' net sales for fiscal 1992 totalled $190.5 million compared with $178.5 million in fiscal 1991, an increase of 6.8%. Barnett's net sales increased 15.4% from $62.5 million in fiscal 1991 to $72.1 million in fiscal 1992. New product introductions accounted for $5.9 million of this increase. In addition, the new catalog of maintenance products introduced in January 1992 generated approximately $1.1 million of net sales in fiscal 1992. The remainder of Barnett's increase was the result of the opening of additional mail order warehouses, as well as the growth of Barnett's existing customer base. During fiscal 1992, Barnett opened four additional mail order warehouses bringing its total number of warehouses to 23. Consumer Products' net sales in fiscal 1992 totaled $70.0 million, an increase of 1.9% over fiscal 1991 sales of $68.7 million.



     The Canadian operations' net sales for the year ended June 30, 1992 totaled $188.5 million compared with $205.8 million in the prior year, a decrease of 8.4%. The decline in net sales was attributable to the weak economic conditions in Canada, specifically in the residential and commercial construction markets which have been negatively impacted by declines in housing starts and building permits.


  GROSS PROFIT


     Gross profit margin was 30.7% in fiscal 1992 compared with 29.9% in fiscal 1991. The increase in margin was due, in part, to proportionally lower net sales from Ideal where margins have historically been lower.



     The Company's domestic operations' gross margin was 35.2% in fiscal 1992 compared with 34.6% in fiscal 1991. Barnett's gross margin increased approximately one-third of one percentage point as a result of a more profitable product mix and the use of more economical sources of purchased materials. Consumer Products' gross margin remained constant between years.



     The Canadian operations' gross margin was 25.8% in fiscal 1992 compared with 25.7% in fiscal 1991.

  OPERATING EXPENSES



     Operating expense for fiscal 1992 totaled $87.7 million or 23.1% of net sales compared with $84.4 million, or 22.0% of net sales, in fiscal 1991, an increase of 3.9%. Fiscal 1991 operating expenses included a charge of $1.4 million resulting from the accrual of additional allowance for doubtful accounts in order to fully reserve for the accounts receivable balances of two retail customers operating under bankruptcy court protection.



     The Company's domestic operations' operating expenses totaled $49.3 million, or 25.9% of net sales, in fiscal 1992 compared with $48.1 million, or 26.9% of net sales, in fiscal 1991, an increase of $1.2 million, or 2.9%. Barnett's operating expenses increased approximately $2.2 million of which approximately $0.7 million is related to the opening of new mail order warehouses.



     The Canadian operations' expenses totaled $38.4 million, or 20.4% of net sales, in fiscal 1992 compared with $36.3 million, or 17.6% of net sales, in fiscal 1991, an increase of $2.1 million, or 5.8%. Ideal's fiscal 1991 operating expenses include currency gains of $1.6 million. Excluding the currency gains, the Canadian operations' operating expenses increased $0.5 million or approximately 1%, primarily as a result of higher occupancy costs in fiscal 1992.



  RESTRUCTURING AND OTHER NONRECURRING CHARGES



     During the fourth quarter of fiscal 1992, the Company's results were affected by nonrecurring charges totaling $5.1 million. These nonrecurring charges included $1.2 million related to the restructuring of Ideal's operations. The restructuring charge primarily consisted of costs associated with termination and severance pay, and the buy-out of a lease for a facility that was closed. The remaining $3.9 million represents a capital loss realized upon the sale of the Company's portfolio of debt securities.



  OPERATING INCOME



     Operating income totaled $23.4 million for fiscal year 1992 compared with $29.1 million in fiscal year 1991, a decrease of 19.4%. The decrease in operating income was primarily the result of lower net sales levels from Ideal, the impact of the fiscal 1992 nonrecurring charges, and, to a lesser extent, the increase in operating expenses discussed above.



     The Company's domestic operations' operating income was $14.4 million in fiscal 1992 compared with $13.8 million in fiscal 1991, an increase of 4.3%. Such increase was primarily the result of the higher net sales and gross profit levels.



     The Canadian operations' operating income was $9.0 million in fiscal 1992 compared with $15.3 million in fiscal 1991, a decrease of 41.2%. Such decrease was primarily the result of lower sales levels and the inclusion of $1.6 million of currency gains in fiscal 1991 operating income.



  INTEREST EXPENSE



     Net interest expense totaled $25.8 million for fiscal 1992 compared with $25.4 million for fiscal 1991. Average borrowings outstanding totaled $228.1 million in fiscal 1992 compared with $222.9 million in the prior year. The increase in average borrowings relates primarily to borrowings for short-term working capital needs. In addition, borrowings for fiscal 1992 include amounts borrowed under the Company's domestic term loan which were invested in highly liquid short-term securities during the first quarter of the fiscal year. The amounts invested were subsequently used in connection with the repayment of the domestic term loan. The weighted average interest rate for fiscal 1992 was 11.8% compared with 12.0% in the prior year. The current year weighted average interest rate was favorably impacted by reductions in the Canadian prime lending rate which averaged 8.3% in fiscal 1992, as compared with 12.3% in the prior year. The effect of the lower Canadian rates was offset by the effect of the issuance of the Senior Secured Notes in September 1991.



  NET INCOME (LOSS)



     The Company's fiscal 1992 net loss totaled $4.4 million and included a $1.2 million extraordinary charge for the early repayment of debt. Net income for fiscal 1991 was $2.2 million.

  LIQUIDITY AND CAPITAL RESOURCES


     As discussed in the Notes to the Consolidated Financial Statements, the Company was not in compliance, as of June 30, 1993, with certain financial covenants contained in its domestic and foreign bank credit agreements and in the indenture governing its Senior Secured Notes due 1998. In addition, the Company's consolidated net worth has decreased to a level that is expected to obligate the Company to offer to repurchase a portion of its Senior Subordinated Notes due 1999 commencing December 31, 1993 and its Senior Secured Notes commencing May 30, 1994. Despite these covenant violations, the Company is current in its payment obligations under all of its debt instruments.


     On October 1, 1993, the Company entered into an amendment to its domestic bank credit agreement which waived all covenant violations as of June 30, 1993 and amended certain of the financial covenants to provide that future compliance will not be negatively impacted by the Company's fiscal 1993 operating results. Covenant violations contained in the foreign bank credit agreements have also been waived as of June 30, 1993. However, in the absence of additional waivers or an amendment to the foreign bank credit agreement, it is likely that additional covenant violations will occur during fiscal 1994. In addition, the Company continues to be in noncompliance under the Senior Secured Note indenture as a result of the violation of a minimum operating cash flow ratio covenant, which requires the Company to maintain a minimum ratio of operating cash flow to interest expense of 1.1 to 1.0. The Company's actual cash flow to interest expense ratio for fiscal 1993 was approximately 0.4 to 1.0. In the event of new or continuing defaults, the banks or the trustee under the Senior Secured Note indenture may, after the giving of notice and the expiration of applicable grace periods, declare the entire indebtedness governed by such instruments to be immediately due and payable. The acceleration of any such debt would trigger a default under the "cross-default" provisions of substantially all of the Company's other domestic debt instruments. If this were to occur, the Company would be unable to meet its obligations and would be required to pursue a financial reorganization.



     As a result of the uncertainty caused by the covenant defaults, the Company intends to undertake a financial restructuring. This restructuring may include one or more of the following: additional amendments to its bank credit agreements, redemptions and repurchases of a portion of its public debt and amendments to its remaining public debt. The goal of this restructuring is to cure the defaults, reduce the Company's cash interest expense, and generally provide the Company with greater operating and financial flexibility. The first step in the restructuring is likely to be the solicitation of consents to waivers or indenture modifications from the holders of the Senior Secured Notes, the Senior Subordinated Notes and the Convertible Subordinated Debentures. In August 1993, prior to becoming aware of the covenant defaults, the Company filed with the Securities and Exchange Commission a registration statement relating to a proposed offering of Senior Subordinated Discount Notes due 2003. The proceeds of the offering were intended to be used to redeem the Senior Secured Notes and repurchase a portion of the Senior Subordinated Notes. As part of the financial restructuring, the Company will consider proceeding with this offering, although its terms and structure may need to be modified as a result of the current situation. There can be no assurance that the Company will be able to complete this or any similar offering or that it will be able to successfully consummate a financial restructuring.



     As previously discussed, the Company's consolidated net worth at June 30, 1993 was below the $15 million minimum net worth requirement under the Senior Subordinated Note indenture. The Company's actual consolidated net worth at June 30, 1993 was $7.5 million. Under the terms of the Note indenture, the Company is required to offer to purchase $10.0 million of the Senior Subordinated Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, every six months if the Company's net worth falls below the minimum net worth requirement for two consecutive quarters. Such offers to purchase must continue until the Company's net worth exceeds the minimum net worth requirement. The Company may credit against its purchase obligation the principal amount of any notes previously acquired by the Company. The Company expects that its net worth will continue to be below the minimum requirement at September 30, 1993. Therefore, the Company will be obligated to offer to purchase $8.8 million of Senior Subordinated Notes at December 31, 1993 and $10.0 million of Senior Subordinated Notes at June 30, 1994. The Company expects that cash flows generated from operations and the proceeds available from the expected sale of the three operating units would enable it to make the December 31, 1993 repurchase. However, the Company's ability to make any purchase offers thereafter is uncertain.

     In addition, the Senior Secured Note indenture requires the Company to maintain a minimum net worth of $35.0 million, adjusted for cumulative earnings, as defined in the indenture, and the Convertible Subordinated Debenture indenture requires the Company to maintain minimum net worth of $8.0 million. The Company's consolidated net worth has decreased to a level which is expected to obligate the Company to offer to repurchase $5.0 million of Senior Secured Notes at a price equal to 102% of the principal amount thereof, plus accrued and unpaid interest, commencing May 30, 1994 and substantially all of the $2.0 million of Convertible Subordinated Debentures on December 31, 1993.



     As discussed above, the Company will likely solicit consents from the holders of the Senior Subordinated Notes, the Senior Secured Notes and the Convertible Debentures in order to obtain waivers and/or indenture modifications to relieve the Company of its obligations to offer to purchase such debt.



     As a result of the noncompliance with certain covenants described above, the Company is required under generally accepted accounting principles to classify $184.8 million of long-term debt as current. This results in negative working capital of $98.5 million. In addition, U.S. $38.7 million of borrowings under Ideal's operating credit agreement are classified as current at June 30, 1993 as the agreement expires on June 30, 1994.



     Despite the significant loss incurred in fiscal 1993, the Company generated $0.4 million of cash flow from operations. Accounts receivable decreased $8.7 million primarily as a result of the lower revenues from the Company's Canadian operations. Inventories dropped $12.6 million as a result of inventory reduction efforts in both the U.S. and Canada. The favorable impact of this drop on cash flow was offset, however, by a corresponding decrease in accounts payable. During fiscal 1993, the Company used $4.3 million of cash for investment purposes, the majority of which represented funds used for capital expenditures. Financing activities provided $2.1 million of cash flow as the Company borrowed additional amounts under its revolving credit facilities primarily to fund its investment activities.


     As discussed above, the Company's domestic and foreign banks have waived the covenant violations contained in their respective agreements as of June 30, 1993 and continue to provide the Company with funds for operations in accordance with the terms of the agreements. The Company's domestic secured credit agreement provides for availability up to $30 million subject to borrowing base formulas and other conditions. Borrowings under this domestic credit facility, which expires on December 31, 1995, totaled $20.4 million at June 30, 1993. Availability at June 30, 1993 totaled $4.9 million. In addition, Ideal's secured credit agreement with a Canadian bank provides for borrowings up to Cdn. $60 million subject to borrowing base formulas and other conditions. Borrowings under the Canadian credit agreement, which are on a non-recourse basis to Waxman, totaled Cdn. $49.6 million (approximately U.S. $38.7 million) at June 30, 1993. Availability under Ideal's credit agreement ranged from $0 to $2.0 million during the last six months of fiscal 1993. Ideal has been able to meet its operating obligations using cash flow from operations along with the availability under the revolving credit agreement. Availability at June 30, 1993 totaled $1.5 million.


     The Company does not have any commitments to make substantial capital expenditures. However, the Company expects to open three Barnett warehouses during the remainder of fiscal 1994, subject to the adequacy of cash flows generated from operations and funds available under the Company's credit facility. The average cost to open a Barnett warehouse is approximately $0.5 million. In addition, future cash outlays to be made in connection with the restructuring charges made by the Company are expected to be less than $0.5 million and will be paid using cash flows generated from operations.



     The Company's ability to continue to meet its liquidity requirements is dependent upon its ability to successfully complete its restructuring efforts, its creditors not demanding immediate payment of or taking other action with respect to debt in default, and its ability to maximize its cash flows. If the Company is unable to successfully complete its restructuring efforts and its debt is accelerated, the Company will be unable to meet its obligations and will find it necessary to undertake such other actions as may be appropriate under the circumstances.



  EVALUATION OF GOODWILL



     The Company has made evaluations with respect to the recoverability and estimated useful life of the goodwill arising from the Company's prior years' acquisitions. Based on the results of such evaluations, the

Company concluded that goodwill was not permanently impaired and that no change in the amortization period was required. Such conclusion was predicated on the following factors: (1) excluding the impact of restructuring and other nonrecurring charges, each of the Company's acquired businesses has continued to generate operating income, (2) the amount of operating income generated by each of the acquired businesses is sufficient to recover the value of the goodwill allocated to each of these businesses, (3) there are no other known factors of a legal, competitive or contractual nature that might limit the remaining useful life of the goodwill and (4) although Ideal's operating results have declined over the past several years, the decline is primarily the result of the weak economic conditions in Canada (based on available information, the Company believes that the downturn in the Canadian economy is part of a normal business cycle). The Company's policies with respect to evaluating the recoverability of goodwill have been disclosed in the accompanying Notes to Consolidated Financial Statements.


  IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1992, the Financial Accounting Standards Board (the FASB) issued SFAS No. 109, "Accounting for Income Taxes." The Company will adopt SFAS No. 109 during the first quarter of its fiscal year ending June 30, 1994. SFAS No. 109 will require the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The Company does not anticipate that a benefit will be recognized upon the initial adoption of SFAS No. 109 or that its adoption will have a material effect upon its results of operations or financial position. However, to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably effect future results of operations. The FASB has also issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The Company does not currently maintain any postretirement or postemployment benefit plans or programs which would be subject to such accounting standards.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1993, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a significant net loss for the year ended June 30, 1993. As discussed in Notes 2 and 6, the Company was not in compliance with certain terms of its long-term debt agreements at June 30, 1993. As the result of a covenant violation contained in one of the Company's debt instruments, the holders of such debt may, after notice and expiration of applicable grace periods, declare the entire amount of such indebtedness due and payable immediately, which would result in cross defaults under all of the Company's debt instruments. Management's plans to restructure its long-term debt are also discussed in Note 2. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As explained in Note 3 to the consolidated financial statements, effective July 1, 1992, the Company changed its method of accounting for certain warehousing and catalog costs.

                                            ARTHUR ANDERSEN & CO.

Cleveland, Ohio,
October 1, 1993.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1993 AND 1992

                                     ASSETS

                                                                   1993             1992
                                                               ------------     ------------
CURRENT ASSETS:
  Cash.....................................................    $  2,001,000     $  3,841,000
  Accounts receivable, net.................................      58,435,000       72,955,000
  Inventories..............................................      96,941,000      120,875,000
  Prepaid expenses.........................................       7,089,000        9,378,000
  Net assets held for sale.................................      10,266,000               --
                                                               ------------     ------------
          Total current assets.............................     174,732,000      207,049,000
                                                               ------------     ------------
PROPERTY AND EQUIPMENT:
  Land.....................................................       4,896,000        5,158,000
  Buildings................................................      17,920,000       17,947,000
  Equipment................................................      25,880,000       26,069,000
                                                               ------------     ------------
                                                                 48,696,000       49,174,000
  Less accumulated depreciation and amortization...........     (17,065,000)     (15,385,000)
                                                               ------------     ------------
  Property and equipment, net..............................      31,631,000       33,789,000
                                                               ------------     ------------
COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET...      64,247,000       71,719,000
OTHER ASSETS...............................................      10,073,000       16,423,000
                                                               ------------     ------------
                                                               $280,683,000     $328,980,000
                                                               ============     ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1993 AND 1992

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   1993             1992
                                                               ------------     ------------
CURRENT LIABILITIES:
  Current portion of long-term debt..........................  $         --     $  5,254,000
  Bank debt..................................................    38,671,000               --
  Long-term debt classified as current.......................   184,761,000               --
  Accounts payable...........................................    40,277,000       54,600,000
  Accrued liabilities........................................     9,478,000       11,310,000
                                                               ------------     ------------
          Total current liabilities..........................   273,187,000       71,164,000
                                                               ------------     ------------
LONG-TERM DEBT, NET OF CURRENT PORTION.......................            --       77,758,000
SENIOR SECURED NOTES.........................................            --       38,451,000
SUBORDINATED DEBT............................................            --      100,780,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
     Authorized and unissued 2,000,000 shares................            --               --
  Common stock, $.01 par value per share:
     Authorized 22,000,000 shares;
     Issued 9,424,000 in 1993 and 9,411,000 in 1992..........        94,000           94,000
  Class B common stock, $.01 par value per share:
     Authorized 6,000,000 shares;
     Issued 2,238,000 in 1993 and 2,251,000 in 1992..........        23,000           23,000
  Paid-in capital............................................    18,467,000       18,467,000
  Retained earnings (deficit)................................    (6,437,000)      23,735,000
                                                               ------------     ------------
                                                                 12,147,000       42,319,000
  Cumulative currency translation adjustments................    (4,651,000)      (1,492,000)
                                                               ------------     ------------
          Total stockholders' equity.........................     7,496,000       40,827,000
                                                               ------------     ------------
                                                               $280,683,000     $328,980,000
                                                               ============     ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1993, 1992 AND 1991

                                                   1993             1992             1991
                                               ------------     ------------     ------------
Net sales....................................  $358,653,000     $379,042,000     $384,296,000
Cost of sales................................   258,160,000      262,843,000      269,579,000
                                               ------------     ------------     ------------
  Gross profit...............................   100,493,000      116,199,000      114,717,000
Selling, general and administrative expenses
  excluding:.................................    79,359,000       79,762,000       74,989,000
     Bad debt expense........................     5,131,000        1,320,000        3,116,000
     Depreciation and amortization...........     8,600,000        6,591,000        6,252,000
Restructuring and other nonrecurring
  charges....................................     8,852,000        5,100,000        1,300,000
                                               ------------     ------------     ------------
Operating income (loss)......................    (1,449,000)      23,426,000       29,060,000
Interest expense (net of interest income of
  $250,000, $1,168,000 and $1,446,000).......    25,034,000       25,788,000       25,438,000
                                               ------------     ------------     ------------
Income (loss) before income taxes,
  extraordinary charge and cumulative effect
  of accounting change.......................   (26,483,000)      (2,362,000)       3,622,000
Provision for income taxes...................       647,000          850,000        1,394,000
                                               ------------     ------------     ------------
Income (loss) before extraordinary charge and
  cumulative effect of accounting change.....   (27,130,000)      (3,212,000)       2,228,000
Extraordinary charges, early repayment of
  debt, net of tax benefit...................            --       (1,186,000)              --
Cumulative effect of change in accounting for
  warehouse and catalog costs, without tax
  benefit....................................    (2,110,000)              --               --
                                               ------------     ------------     ------------
Net income (loss)............................  $(29,240,000)    $ (4,398,000)    $  2,228,000
                                               ============     ============     ============

Primary and fully diluted earnings (loss) per
  share:
     Income (loss) before extraordinary
       charge and cumulative effect of
       accounting change.....................  $      (2.33)    $       (.33)    $        .23
     Extraordinary charge....................            --             (.12)              --
     Cumulative effect of accounting
       change................................          (.18)              --               --
                                               ------------     ------------     ------------
     Net income (loss).......................  $      (2.51)    $       (.45)    $        .23
                                               ============     ============     ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1993, 1992 AND 1991

                                                                                           CUMULATIVE
                                              CLASS B                                       CURRENCY
                                 COMMON        COMMON        PAID-IN        RETAINED       TRANSLATION
                                  STOCK        STOCK         CAPITAL        EARNINGS       ADJUSTMENTS
                                ---------     --------     -----------     -----------     -----------
BALANCE, JUNE 30, 1990........  $  76,000     $ 23,000     $ 9,590,000     $28,255,000     $ 1,298,000
Net income....................                                               2,228,000
Cash dividends:
  -- $.12 per common share and
     Class B share............                                              (1,149,000)
Common stock repurchase.......     (4,000)                  (1,906,000)
Currency translation
  adjustments.................                                                                (345,000)
                                ---------     --------     -----------     -----------     -----------
BALANCE, JUNE 30, 1991........  $  72,000     $ 23,000     $ 7,684,000     $29,334,000     $   953,000
Net loss......................                                              (4,398,000)
Cash dividends:
  -- $.12 per common share and
     Class B share............                                              (1,201,000)
Issuance of common stock......     22,000                    9,763,000
Stock options exercised.......                                  20,000
Stock warrants issued.........                               1,000,000
Currency translation
  adjustments.................                                                              (2,445,000)
                                ---------     --------     -----------     -----------     -----------
BALANCE, JUNE 30, 1992........  $  94,000     $ 23,000     $18,467,000     $23,735,000     $(1,492,000)
Net loss......................                                             (29,240,000)
Cash dividends:
  -- $.08 per common share and
     Class B share............                                                (932,000)
Currency translation
  adjustments.................                                                              (3,159,000)
                                ---------     --------     -----------     -----------     -----------
BALANCE, JUNE 30, 1993........  $  94,000     $ 23,000     $18,467,000     $(6,437,000)    $(4,651,000)
                                =========     ========     ===========     ============    ===========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1993, 1992 AND 1991

                                                   1993             1992             1991
                                               ------------     ------------     ------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income (loss).......................  $(29,240,000)    $ (4,398,000)    $  2,228,000
     Adjustments to reconcile net income
       (loss) to net cash from operations:
       Extraordinary charge..................            --        1,186,000               --
       Cumulative effect of accounting
          change.............................     2,110,000               --               --
       Restructuring costs...................     8,852,000        1,200,000        1,300,000
       Loss on sale of investments...........            --        3,900,000               --
       Depreciation and amortization.........    11,399,000        8,504,000        7,460,000
     Changes in assets and liabilities:
       Accounts receivable...................     8,658,000       (2,923,000)       4,726,000
       Inventories...........................    12,616,000      (16,729,000)       8,205,000
       Prepaid expenses......................     1,599,000          858,000       (3,107,000)
       Accounts payable......................   (12,352,000)      12,156,000       (8,183,000)
       Accrued liabilities...................    (2,675,000)      (2,173,000)      (4,440,000)
       Other, net............................      (532,000)        (369,000)      (1,181,000)
                                               ------------     ------------     ------------
          Net cash from operations...........       435,000        1,212,000        7,008,000
                                               ------------     ------------     ------------
  INVESTMENTS:
     Capital expenditures....................    (2,476,000)      (3,126,000)      (1,831,000)
     Change in other assets..................    (1,849,000)      (9,687,000)      (2,728,000)
     Proceeds from sale of investments.......            --        4,386,000        4,500,000
     Business acquisitions...................            --               --       (1,773,000)
                                               ------------     ------------     ------------
          Net cash used for investments......    (4,325,000)      (8,427,000)      (1,832,000)
                                               ------------     ------------     ------------
  FINANCING:
     Net borrowings under credit
       agreements............................     6,764,000       13,475,000       11,017,000
     Repayments of long-term debt............    (3,782,000)      (3,287,000)      (2,303,000)
     Repayment of domestic term loan.........            --      (60,000,000)              --
     Proceeds from issuance of debt, net.....            --       48,500,000               --
     Repurchase of debt......................            --      (12,878,000)              --
     Proceeds from issuance of stock.........            --        9,805,000               --
     Dividends paid..........................      (932,000)      (1,201,000)      (1,149,000)
     Common stock repurchase.................            --               --       (1,910,000)
                                               ------------     ------------     ------------
          Net cash from (used for)
            financing........................     2,050,000       (5,586,000)       5,655,000
                                               ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH FOR THE
  YEAR.......................................    (1,840,000)     (12,801,000)      10,831,000
BALANCE, BEGINNING OF YEAR...................     3,841,000       16,642,000        5,811,000
                                               ------------     ------------     ------------
BALANCE, END OF YEAR.........................  $  2,001,000     $  3,841,000     $ 16,642,000
                                               ============     ============     ============



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 1993, 1992 AND 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  A. CONSOLIDATION

     The financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances are eliminated in consolidation. Certain 1992 and 1991 amounts have been reclassified to conform with the 1993 presentation.

  B. ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of allowances for doubtful accounts of $6,935,000 and $4,316,000 at June 30, 1993 and 1992, respectively.

  C. INVENTORIES


     At June 30, 1993 and 1992, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories.


  D. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over their estimated useful lives at annual depreciation rates ranging from 2 1/2% to 30%. For income tax purposes, accelerated methods generally are used. Depreciation expense totaled $3,672,000 in 1993, $3,240,000 in 1992 and $3,142,000 in 1991.

  E. COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED


     Cost of businesses in excess of the fair market value of net assets acquired is being amortized primarily over 40 years, using the straight-line method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and current operating cash flows and believes that the asset is realizable and the amortization period is appropriate. Goodwill amortization expense totaled $1,819,000 in 1993, $1,917,000 in 1992 and $1,816,000 in 1991. The accumulated amortization of excess cost at June 30, 1993 and 1992 was $7,666,000 and $6,487,000,
respectively.

  F. PER SHARE DATA

     Primary earnings per share have been computed based on the weighted average number of shares and share equivalents outstanding which totaled 11,662,000 in 1993, 9,794,000 in 1992 and 9,570,000 in 1991. Share equivalents include the Company's common stock purchase warrants (see Note 6). Fully diluted earnings per share have been computed assuming the conversion of the 6 1/4% Convertible Subordinated Debentures (the Debentures) into approximately 293,000 shares of common stock in 1991 (after elimination of related interest expense, net of income tax effect, which totaled $108,000 in 1991). The conversion of the Debentures was not assumed in computing fully diluted earnings per share for 1993 and 1992 as the effect would be anti-dilutive.

  G. FOREIGN CURRENCY TRANSLATION


     All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the year. The resulting translation adjustment is recorded as a component of stockholders' equity. Foreign currency transaction gains or losses are included in the income statement as incurred.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

  H. IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1992, the Financial Accounting Standards Board (the FASB) issued SFAS No. 109, "Accounting for Income Taxes." The Company will adopt SFAS No. 109 during the first quarter of its fiscal year ending June 30, 1994. SFAS No. 109 will require the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The Company does not anticipate that a benefit will be recognized upon the initial adoption of SFAS No. 109 or that its adoption will have a material effect upon its results of operations or financial position. However, to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably effect future results of operations. The FASB has also issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The Company does not currently maintain any postretirement or postemployment benefit plans or programs which would be subject to such accounting standards.

2. RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS:

     As a result of the 1993 operating results, the Company was not in compliance as of June 30, 1993, with certain financial covenants contained in its domestic and foreign bank credit agreements and in the indenture governing its Senior Secured Notes. In addition, the Company's consolidated net worth has decreased to a level that is expected to obligate the Company to offer to repurchase a portion of its Senior Subordinated Notes commencing December 31, 1993 and its Senior Secured Notes commencing May 30, 1994. Each of these situations is discussed in more detail in Note 6. Despite these covenant violations, the Company is current in its payment obligations under all of its debt instruments.

     On October 1, 1993, the Company entered into an amendment to its domestic bank credit agreement which waived all covenant violations as of June 30, 1993, and amended certain of the financial covenants to provide that future compliance will not be negatively impacted by the Company's fiscal 1993 operating results. Covenant violations contained in the foreign bank credit agreements have also been waived as of June 30, 1993. However, in the absence of additional waivers or an amendment to the foreign bank credit agreement, it is likely that additional covenant violations will occur during fiscal 1994. In addition, the Company continues to be in technical default under the Senior Secured Note indenture as a result of the violation of a minimum operating cash flow coverage ratio covenant. In the event of new or continuing defaults, the banks or the trustee under the Senior Secured Note indenture may, after the giving of notice and the expiration of applicable grace periods, declare the entire indebtedness governed by such instruments to be immediately due and payable. The acceleration of any such debt would trigger a default under the "cross-default" provisions of all of the Company's other debt instruments, including the Senior Subordinated Notes. If this were to occur, the Company would be unable to meet its obligations and would be required to pursue a financial reorganization.

     As a result of the uncertainty caused by the covenant defaults, the Company intends to undertake a financial restructuring. This restructuring may include one or more of the following: additional amendments to its bank credit agreements, redemptions and repurchases of a portion of its public debt and amendments to its remaining public debt. The goal of this restructuring is to cure the defaults, reduce the Company's cash interest expense, and generally provide the Company with greater operating and financial flexibility. The first step in the restructuring is likely to be the solicitation of consents to waivers or indenture modifications from the holders of the Senior Secured Notes and the Senior Subordinated Notes. In August 1993, prior to becoming aware of the covenant defaults, the Company filed with the Securities and Exchange Commission a registration statement relating to a proposed offering of Senior Subordinated Discount Notes due 2003. The proceeds of the offering were intended to be used to redeem the Senior Secured Notes and repurchase a portion of the Senior Subordinated Notes. As part of the financial restructuring, the Company will consider proceeding with this offering, although its terms and structure may need to be modified as a result of the current situation. There can be no assurance that the Company will be able to complete this or any similar offering or that it will be able to successfully consummate a financial restructuring.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to successfully complete its restructuring efforts, its creditors not demanding immediate payment of or taking other action with respect to debt in default, and its ability to maximize its cash flows. If the Company is unable to successfully complete its restructuring efforts and its debt is accelerated, the Company will be unable to meet its obligations and may find it necessary to undertake such other actions as may be appropriate under the circumstances. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the event such actions become necessary.

3. CHANGE IN ACCOUNTING:

     During 1993, the Company accelerated its amortization of certain warehouse start-up costs and catalog costs. This change was made during the fourth quarter and was applied retroactively to July 1, 1992. The Company had historically amortized such costs over a period not to exceed five years which, in management's opinion, represented the period over which economic benefits were received. The acceleration of amortization was made to conform with prevailing industry practice. By accelerating amortization, certain costs associated with the opening of new warehouse operations are amortized over a period of twelve months commencing the month in which the warehouse opens. Costs associated with the development and introduction of new catalogs are amortized over the life of the catalog, not to exceed a period of one year.

     The cumulative effect of this change on prior years totaled $2,110,000, or $.18 per share, and is reported separately in the 1993 consolidated income statement, without tax benefit. The effect of the change in 1993 was to increase both the loss before extraordinary charge and cumulative effect of accounting change and the net loss by $1,191,000. This is primarily the result of the introduction of a new catalog and, in management's opinion, is not necessarily indicative of the expected impact of accelerated amortization on future years.

     The following pro forma information reflects the Company's results for fiscal years 1992 and 1991 as if the change had been retroactively applied:

                                                      1992            1991
                                                   -----------     ----------
Income (loss) before extraordinary charge........  $(3,346,000)    $2,125,000
Net income (loss)................................   (4,532,000)     2,125,000
Earnings (loss) per share:
  Before extraordinary charge....................  $      (.34)    $      .22
  Net income (loss)..............................         (.46)           .22

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

4. RESTRUCTURING, NONRECURRING AND EXTRAORDINARY CHARGES:

     During the fourth quarter of 1993, as a result of certain actions taken as part of its strategy to refocus and build on its existing core businesses in the U.S. and to improve the profitability of its operations in Canada, the Company recorded an $8,852,000 restructuring charge. The provision for restructuring charge consists of an estimate of the loss to be incurred upon the sale of certain businesses, including anticipated operating results through the projected disposal dates, costs associated with relocation and further closing of certain Canadian branch locations and the write-off of intangible assets. In 1992 and 1991, the Company recorded provisions of $1,200,000 and $1,300,000, respectively, related to closing certain Canadian branch locations consisting primarily of termination costs of employees and leases. Below is a summary of components comprising the restructuring charges:

                                                   1993     1992     1991
                                                   ----     ----     ----
                                                       (IN MILLIONS)
Estimated loss on disposal of businesses.........  $4.6     $--      $--
Closing of Canadian branch locations.............  2.1      1.2      1.3
Relocation and consolidation costs...............  1.6       --       --
Other............................................  0.6       --       --
                                                   ----     ----     ----
                                                   $8.9     $1.2     $1.3
                                                   ====     ====     ====

     The disposal of businesses includes three operating entities in which the Company has entered into letters of intent with prospective buyers. The components of net assets held for sale included in the accompanying consolidated balance sheets is comprised primarily of $8.2 million of working capital items and $1.0 million of fixed assets, net of the reserve for the estimated loss on the disposals. All amounts are included at net realizable value.

     During the fourth quarter of 1992, the Company recorded a $3,900,000 nonrecurring charge which represents a capital loss realized upon the sale of the Company's portfolio of debt securities.

     During 1992, the Company repurchased certain debt securities in open market purchases (see Note 6). As a result, the Company incurred an extraordinary charge which totaled $1,186,000 (net of applicable income tax benefit of $611,000) and included the market premium paid along with the accelerated amortization of unamortized debt discount and issuance costs.

5. INCOME TAXES:

     The components of income (loss) before income taxes, extraordinary charges and cumulative effect of change in accounting are as follows (in thousands):

                                            1993        1992        1991
                                          --------     -------     -------
Domestic................................  $(13,442)    $(7,518)    $ 1,081
Foreign.................................   (13,041)      5,156       2,541
                                          --------     -------     -------
     Total..............................  $(26,483)    $(2,362)    $ 3,622
                                          ========     =======     =======

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the provision for income taxes are (in thousands):

                                            1993        1992        1991
                                          --------     -------     -------
Currently payable:
  Federal...............................  $     --     $(2,765)    $    20
  Foreign and other.....................       647       2,997          50
                                          --------     -------     -------
     Total current......................       647         232          70
                                          --------     -------     -------
Deferred:
  Federal...............................        --         394        (139)
  Foreign and other.....................        --         224       1,463
                                          --------     -------     -------
     Total deferred.....................        --         618       1,324
                                          --------     -------     -------
       Total provision..................  $    647     $   850     $ 1,394
                                          ========     =======     =======

     Deferred income taxes relate to the following (in thousands):

                                           1993        1992        1991
                                          -------     -------     -------
Depreciation............................  $    --     $   (17)    $   156
Inventory valuation.....................       --         (84)       (279)
Bad debt expense........................       --         425        (172)
Deferred costs..........................       --         448       1,575
Other, net..............................       --        (154)         44
                                          -------     -------     -------
  Total.................................  $    --     $   618     $ 1,324
                                          =======     =======     =======


     The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                          1993      1992      1991
                                          -----     -----     ----
U.S. statutory rate.....................   34.0%     34.0%    34.0%
Domestic losses not benefited...........  (14.4)     --       --
Foreign losses not benefited............  (12.3)     --       --
Capital losses not benefited............  (5.9)     (39.3)    --
State taxes, net........................  (0.5)     (4.9)      2.3
Goodwill amortization...................  (2.3)     (26.0)    16.0
Foreign tax items.......................  (1.3)     (19.7)    (7.2)
Effect of prior year purchase accounting
  adjustments...........................   --        12.8     (7.2)
Other, net..............................    0.3       7.1      0.6
                                          -----     -----     ----
  Effective tax rate....................   (2.4)%   (36.0)%   38.5%
                                           ====     =====     ====

     In 1992, the Company was able to carryback domestic net operating losses to prior years which resulted in refunds of previously paid taxes. Such refunds totaled $2,462,000 and were received in 1993. Tax benefits for 1992 domestic net operating losses which could not be carried back to prior years were recognized by reducing previously recorded deferred income taxes. At June 30, 1993, the Company had $11,547,000 of available domestic net operating loss carryforwards for financial reporting and income tax purposes which expire in 2008.

     A foreign subsidiary of the Company has a foreign operating loss carryforward of Cdn. $12,277,000 (approximately U.S. $9,577,000) for financial reporting and income tax purposes which expire over the period from 1997 to 2000.

     The Company made income tax payments of $1,178,000 in 1993, $1,513,000 in 1992 and $1,938,000 in 1991.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

6. DEBT:

     Total debt at June 30, 1993 and 1992 consisted of the following (in thousands):

                                                                       JUNE 30, 1993
                                                                       -------------
          Bank debt:
            Canadian operating credit agreement........................   $  38,671
                                                                       -------------
          Long-term debt classified as current:
            Domestic revolving credit agreement........................      20,400
            Canadian term loan.........................................      19,112
            Senior Secured Notes.......................................      38,563
            Senior Subordinated Notes..................................      98,750
            Convertible Subordinated Debentures........................       2,030
            Other notes payable, maturing at various dates through 2000 and bearing interest at rates varying from 5.25% to
               11.75%..................................................       5,906
                                                                       -------------
                    Subtotal -- Long-term debt classified as current...     184,761
                                                                       -------------
                         Total Debt....................................   $ 223,432
                                                                          =========

                                                                       JUNE 30, 1992
                                                                       -------------
          Domestic revolving credit agreement..........................   $   5,000
          Canadian operating credit agreement..........................      47,654
          Canadian term loan...........................................      23,561
          Other notes payable, maturing at various dates through 2000 and bearing interest at rates varying from 5.25% to
            11.75%.....................................................       6,797
                                                                       -------------
                    Subtotal -- Long-term debt.........................      83,012
          Less: current-portion........................................      (5,254)
                                                                       -------------
                    Long-term debt, net................................      77,758
          Senior Secured Notes.........................................      38,451
          Senior Subordinated Notes....................................      98,750
          Convertible Subordinated Debentures..........................       2,030
                                                                       -------------
                         Total long-term debt, net of current
                           portion.....................................   $ 216,989
                                                                          =========

  A. BANK DEBT

     In September 1991, the Company entered into a secured revolving credit facility with a domestic bank. The credit facility, which was amended and restated effective April 1, 1993, provides for availability up to $30 million and expires on December 31, 1995. Borrowings under this agreement are secured by the inventories and accounts receivable of Waxman Industries, Inc. and certain of its domestic subsidiaries. Interest is based, at the Company's option, on either the bank's reference rate plus 1.5% or LIBOR plus 2.5%. The weighted average interest rate on borrowings outstanding under the credit facility was 6.34% during 1993. The Company is required to pay a commitment fee of 1/2% per annum on the unused commitment. The agreement also requires the Company to, among other things, maintain certain net worth and working capital levels and debt service ratios.

     As a result of the 1993 operating results, the Company was not in compliance with several financial covenants contained in this agreement as of June 30, 1993. On October 1, 1993, the Company entered into an amendment to this agreement which waived all covenant violations as of June 30, 1993 and amended certain of the financial covenants to provide that future compliance will not be negatively impacted by the Company's

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES fiscal 1993 operating results. Under the agreement, as amended, interest is based, at the Company's option, on either the bank's reference rate plus 1.5% or LIBOR plus 3.0%. Although all covenant violations have been waived, borrowings under the credit agreement as of June 30, 1993 are presented as long-term debt classified as current in the accompanying consolidated balance sheets as a result of a covenant violation under the Company's Senior Secured Note indenture as described in B. below. A "cross-default" provision contained in the credit agreement will be triggered, and borrowings thereunder will be subject to acceleration, if the Senior Secured Notes are accelerated.

     During 1989, in connection with the acquisition of The Ideal Group of Companies, Inc. (Ideal), a subsidiary of the Company entered into an operating credit agreement and a Cdn. $35 million (approximately U.S. $27.3 million) term loan agreement with a Canadian bank. Borrowings under these agreements are collateralized by all of the assets and capital stock of Ideal and are on a non-recourse basis to Waxman Industries, Inc.

     The Canadian operating credit agreement provides availability up to Cdn. $60 million (approximately U.S. $46.8 million) for Ideal's working capital needs based on Ideal's eligible assets, as defined. The operating credit facility expires on June 30, 1994, and as such, borrowings thereunder are classified as bank debt in the current liability section of the consolidated balance sheets. Interest is based on the bank's prime rate plus 1/4% to 1/2% and averaged 7.15% during 1993. Ideal is required to pay a commitment fee of 1/8% per annum on the unused commitment.

     Borrowings under the Canadian term loan agreement bear interest at the bank's prime rate plus 3/4%. The average interest rate on the term loan was 7.61% in 1993. The term loan is payable in semi-annual installments which commenced in June 1990 and continue through December 1996. Principal payments required under the Canadian term loan agreement are as follows (in U.S. dollars): $3,510,000 for 1994; $4,290,000 for 1995; $4,681,000 for 1996 and
$6,631,000 for 1997.

     The Canadian loan agreements require Ideal to, among other things, maintain certain minimum interest coverage and debt-to-equity ratios. As a result of its 1993 operating results, Ideal was not in compliance with several financial covenants contained in the operating credit and term loan agreements as of June 30, 1993. Ideal has received waivers for the noncompliance with such covenants as of June 30, 1993. However, in the absence of additional waivers or an amendment to these loan agreements, it is likely that additional covenant violations will occur during fiscal 1994. If such noncompliance occurs and is continuing and not waived or cured, the bank may, at its sole discretion, take various actions including acceleration of the amounts due thereunder. As a result, borrowings under the Canadian term loan are presented as long-term debt classified as current in the accompanying consolidated balance sheets. The Canadian loan agreements are non-recourse to Waxman Industries, Inc. However, acceleration of the loans would trigger a default under the "cross-default" provisions of all the Company's other debt instruments.

  B. SENIOR SECURED NOTES

     In September 1991, the Company completed a private placement of $50 million of 7-year Senior Secured Notes (the Senior Notes), including detachable warrants to purchase 1 million shares of the Company's common stock (the Warrants). At the time of issuance, the Senior Notes included $42.5 million of 12.25% fixed rate notes and $7.5 million of floating rate notes with interest at 300 basis points over the 90 day LIBOR rate. The Senior Notes are redeemable in whole or in part, at the option of the Company, after September 1, 1993 at a price of 107.35% for the fixed rate notes and 103% for the floating rate notes. The redemption prices decrease annually to 100% of the principal amounts at September 1, 1996. Annual mandatory redemption payments of $14.45 million for the fixed rate notes, and $2.55 million for the floating rate notes commence on September 1, 1996 and are calculated to retire 68% of the principal amount of the Senior Notes prior to maturity. The Senior Notes, which are secured by a pledge of all of the outstanding stock of the Company's wholly-owned subsidiary, Barnett Inc., are senior in right of payment to all subordinated indebtedness and pari passu with all other senior indebtedness of the Company.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

     The Warrants are exercisable through September 1, 1996, at a price of $4.60 per share. A portion of the proceeds of the private placement was allocated to the Warrants and, as a result, paid-in capital increased by $1 million in fiscal year 1992. The related $1 million reduction in the recorded principal amount of the Senior Notes is being amortized as interest expense over the life of the Senior Notes.

     During June 1992, the Company repurchased $10,850,000 principal amount of the fixed rate notes in open market purchases.


     The Senior Note indenture contains various covenants, including dividend restrictions and minimum operating cash flow requirements. As a result of its 1993 operating results, the Company was not in compliance with the operating cash flow covenant contained in the Senior Note Indenture as of June 30, 1993. The operating cash flow covenant requires a minimum ratio of operating cash flow to interest expense of 1.1 to 1.0 (the Company's actual ratio for fiscal 1993 was approximately 0.4 to 1.0). Under the terms of the indenture, the trustee or the holders of 25% of the Senior Notes may, at their discretion, declare the Company to be in default under the indenture as a result of the noncompliance and, after applicable grace periods, cause the amounts due under the Senior Notes to be subject to acceleration. As a result, borrowings under the Senior Notes are presented as long-term debt classified as current in the accompanying consolidated balance sheets.



     In addition, as a result of the Company's 1993 operating results as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustment, the Company's consolidated stockholders' equity at June 30, 1993 was below the minimum net worth requirement under the Senior
Note indenture. Minimum net worth of $35 million, adjusted for cumulative earnings as defined in the indenture, is required to be maintained (the Company's actual consolidated net worth at June 30, 1993 was $7.5 million). Under the terms of the Senior Note indenture, the Company is required to offer to purchase $5 million of the Senior Notes at a price of 102% every six months if the Company's net worth falls below the minimum net worth requirement for two consecutive quarters. Such offers to purchase must continue until the Company's net worth exceeds the minimum net worth requirement. The Company expects that its net worth will continue to be below the minimum requirement at September 30, 1993. Therefore, the Company will be obligated to offer to purchase $5.0 million of the Senior Notes at May 30, 1994.


  C. SENIOR SUBORDINATED NOTES

     In June 1989, the Company issued $100 million principal amount of 13 3/4% Senior Subordinated Notes (the Notes) due June 1, 1999. The Notes are redeemable in whole or in part, at the option of the Company, after June 1, 1994 at a price of 105.156% which decreases annually to 100% of the principal amount at the maturity date. Annual mandatory redemption payments of $20 million commencing June 1, 1996 are calculated to retire 60% of the issue prior to maturity. In case of a change in control, the noteholders have the right to require the Company to repurchase the Notes at established redemption prices. The Notes, which are unsecured, are subordinate in right of payment to all senior debt and are senior in right of payment to the Company's 6 1/4% Convertible Subordinated Debentures. Under the terms of the indenture, the Company may not incur additional indebtedness which is subordinate to senior debt and senior to the Notes. Additionally, the indenture agreement contains various other covenants, including dividend restrictions and minimum net worth requirements.

     During 1992, the Company repurchased $1,250,000 principal amount of the Notes in an open market purchase.

     As a result of the Company's 1993 operating results as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustment, the Company's consolidated stockholders' equity at June 30, 1993 was below the $15 million minimum net worth requirement under the Note indenture. Under the terms of the Note indenture, the Company is required to offer to purchase $10 million of the Notes at a price of 100% every six months if the Company's net worth falls below the minimum net worth

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES requirement for two consecutive quarters. Such offers to purchase must continue until the Company's net worth exceeds the minimum net worth requirement. The Company may credit against its purchase obligation the principal amount of any notes previously acquired by the Company. The Company expects that its net worth will continue to be below the minimum requirement at September 30, 1993. Therefore, the Company will be obligated to offer to purchase $8.8 million of Notes at December 31, 1993 and $10.0 million of Notes at June 30, 1994. The Company is not currently in default under the Note indenture. However, if the Senior Secured Notes are accelerated, the "cross default" provision contained in the Note indenture will be triggered and the Notes will be subject to being accelerated. As a result, the amount due under the Notes is presented as long-term debt classified as current in the accompanying consolidated balance sheets.

  D. CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1987, the Company issued $25 million principal amount of 6 1/4% Convertible Subordinated Debentures (the Debentures) due March 15, 2007. The Debentures, which are unsecured, may be converted at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $9.58 per share. The indenture agreement contains various covenants, including dividend restrictions and minimum net worth requirements.

     During fiscal 1990, the Company called $12.5 million principal amount of the Debentures for redemption and subsequently $6.5 million principal amount was converted into 683,000 shares of common stock and the remaining $6.0 million principal amount was redeemed at the call price of 105%.

     During fiscal years 1990 and 1992, the Company also purchased $9.7 million and $.8 million, respectively, of the principal amount of the Debentures in open market purchases at prices which approximated the par value of the Debentures.


     As a result of the Company's 1993 operating results, as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustment, the Company's consolidated stockholders' equity at June 30, 1993 was $7.5 million, below the $8.0 million minimum net worth requirement under the Debenture indenture. Under the terms of the Debenture indenture, if the Company's net worth falls below the minimum net worth requirement for two consecutive quarters, the Company is required to make a purchase offer for the Debentures. As such, if the Company's consolidated stockholders' equity does not exceed the minimum net worth requirement as of September 30, 1993, the Company would be required to make a purchase offer at December 31, 1993 for substantially all of the $2.0 million principal amount of Debentures currently outstanding.


     The Company currently is not in default under the Debenture indenture. However, if the Senior Secured Notes are accelerated, the "cross-default" provision contained in the Debenture indenture will be triggered and the Debentures will be subject to being accelerated. As a result, the amount due under the Debentures is presented as long-term debt classified as current in the accompanying consolidated balance sheets.

  E. MISCELLANEOUS

     The Company made interest payments of $24,408,000 in 1993, $24,777,000 in 1992 and $26,482,000 in 1991.

     No quoted market prices are available for any of the Company's debt as the debt is not actively traded. Management, however, believes the carrying values of its bank loans approximate their fair values as they bear interest based upon the banks' prime lending rates. It was not practical to estimate the fair value of the Company's Senior Secured Notes and subordinated debt because of the inability to estimate fair value without incurring excessive costs.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

7.  STOCKHOLDERS' EQUITY:

     In May 1992, the Company completed a public offering of 2,199,000 shares of common stock at a price of $5.00 per share. The net proceeds from the offering, after deducting all associated costs, were $9,785,000.

     During fiscal 1991, the Company purchased approximately 452,000 shares of its common stock at an aggregate cost of approximately $1,910,000 through open market purchases. There were no common stock repurchases in 1993 or 1992.

     Each share of common stock entitles the holder to one vote, while each share of Class B common stock entitles the holder to ten votes. Cash dividends on the Class B common stock may not exceed those on the common stock. Due to restricted transferability there is no trading market for the Class B common stock. However, the Class B common stock may be converted, at the stockholder's option, into common stock on a share-for-share basis at any time without cost to the stockholder.

     Stockholders' equity includes cumulative currency translation adjustments of ($4,651,000) and ($1,492,000) at June 30, 1993 and 1992, respectively.
Realized currency gains totaled $72,000 in 1993, $391,000 in 1992 and $1,634,000 in 1991.

8.  SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company operates in a single business segment -- the distribution of plumbing, electrical and hardware products. The following table shows certain financial information by geographic area (in thousands):

                                                     1993         1992         1991
                                                   --------     --------     --------
Net Sales:
  Domestic.......................................  $195,030     $189,236     $177,794
  Foreign........................................   181,238      214,030      223,762
  Intersegment eliminations......................   (17,615)     (24,224)     (17,260)
                                                   --------     --------     --------
                                                   $358,653     $379,042     $384,296
                                                   ========     ========     ========
Operating Income (Loss):
  Domestic.......................................  $  5,855     $ 12,913     $ 15,019
  Foreign........................................    (7,304)      10,513       14,041
                                                   --------     --------     --------
                                                   $ (1,449)    $ 23,426     $ 29,060
                                                   ========     ========     ========

Total Assets:
  Domestic.......................................  $158,815     $171,385     $204,346
  Foreign........................................   121,868      157,595      123,365
                                                   --------     --------     --------
                                                   $280,683     $328,980     $327,711
                                                   ========     ========     ========


9.  STOCK OPTIONS:

  STOCK OPTION PLAN

     Effective July 1, 1992, the Company's stockholders approved the 1992 Non-Qualified and Incentive Stock Option Plan (the 1992 Stock Option Plan) which replaced the existing stock option plan (the 1982 Plan) which terminated by its terms on April 30, 1992. The 1992 Stock Option Plan authorized the issuance of an aggregate of 1.1 million shares of common stock as incentive stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted are at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

     During fiscal year 1993, options were issued under the 1992 Stock Option Plan for 1,045,000 shares at option prices ranging from $4.25 to $5.00 per share, and options for 55,000 shares with an exercise price of $5.00 per share were cancelled. At June 30, 1993, options for 990,000 shares were outstanding, of which none were exercisable.

     At June 30, 1992, there were options for 773,500 shares outstanding under the 1982 Plan. During fiscal year 1993, options for 462,750 shares with exercise prices of $4.75 to $7.29 per share were cancelled. At June 30, 1993, options for 270,750 shares remained outstanding at option prices of $4.75 to $6.00 per share, of which 153,710 options were exercisable.

  OTHER STOCK OPTIONS

     The Company has granted non-qualified stock options not under the Plan to its Co-Chief Executive Officers, outside directors and to a consultant. At June 30, 1993, a total of 170,000 shares, with exercise prices ranging from $4.25 to $6.00, were outstanding under the non-qualified options, 88,000 of which were exercisable. At June 30, 1992, options for 140,000 shares were outstanding. During fiscal year 1993, options for 30,000 shares with an exercise price of $4.25 per share were issued and no options were cancelled.

10.  LEASE COMMITMENTS:

     The Company leases certain of its warehouse and office facilities and equipment under operating lease agreements which expire at various dates through 2003.

     Future minimum rental payments are as follows: $6,628,000 in 1994, $5,796,000 in 1995, $4,818,000 in 1996, $4,226,000 in 1997, $3,203,000 in 1998
and $4,757,000 after 1998, with a cumulative total of $29,428,000.

     Total rent expense charged to operations was $7,237,000 in 1993, $7,725,000 in 1992 and $7,137,000 in 1991.

11.  PROFIT SHARING PLAN:

     The Company has a trusteed profit sharing retirement plan for employees of certain of its divisions and subsidiaries. In fiscal 1989, the plan was amended to qualify under Section 401(K) of the Internal Revenue Code. Company contributions are determined by the Board of Directors. The charges to operations for Company contributions totaled $132,000 in 1993, $123,000 in 1992 and $108,000 in 1991.

12.  CONTINGENCIES:

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's financial statements.

                      SUPPLEMENTARY FINANCIAL INFORMATION

  QUARTERLY RESULTS OF OPERATIONS:

     The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 1993 and 1992 (in thousands, except per share amounts):

FISCAL 1993                          1ST QTR.     2ND QTR.    3RD QTR.    4TH QTR.      TOTAL
- -----------                          --------     --------    --------    --------    --------
Net sales..........................  $101,323     $91,134     $79,896     $86,300     $358,653
Gross profit.......................    29,830      27,177      24,875      18,611      100,493
Operating income (loss)............     7,059       6,762       4,536     (19,806)      (1,449)
Income (loss) before cumulative
  effect of accounting change......       422         186        (928)    (26,810)     (27,130)
Cumulative effect of accounting
  change...........................    (2,110)         --          --          --       (2,110)
Net income (loss)..................    (1,688)        186        (928)    (26,810)     (29,240)
Primary and fully diluted earnings
  per share:
     Income (loss) before
       cumulative effect of
       accounting change...........       .04         .02        (.08)      (2.30)       (2.33)
     Net income (loss).............      (.14)        .02        (.08)      (2.30)       (2.51)
As Previously Reported (1):
  Net Income.......................       422
  Earnings per share...............       .04

FISCAL 1992                          1ST QTR.     2ND QTR.    3RD QTR.    4TH QTR.      TOTAL
- -----------------------------------  --------     -------     -------     -------     --------
Net sales..........................  $ 99,751     $94,833     $86,338     $98,120     $379,042
Gross profit.......................    29,804      28,648      27,084      30,663      116,199
Operating income...................     7,197       7,337       7,022       1,870       23,426
Income (loss) before extraordinary
  charge...........................       625         470         261      (4,568)      (3,212)
Net income (loss)..................       625         470         261      (5,754)      (4,398)
Primary and fully diluted earnings
  per share:
     Income (loss) before
       extraordinary charge........       .07         .05         .03        (.43)        (.33)
     Net income (loss).............       .07         .05         .03        (.54)        (.45)

- ---------------

(1) First quarter results of fiscal 1993 have been restated for the cumulative effect of the accounting change for warehouse and catalog costs. The effect of the change on 1993 operating income has been included in results for the fourth quarter.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 1993 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

       (a) (1) The following consolidated financial statements are included in
               Part II, Item 8:

               Report of Independent Public Accountants

               Balance Sheets -- June 30, 1993 and 1992

               Statements of Income -- For the Years Ended June 30, 1993, 1992, and 1991

               Statements of Stockholders' Equity -- For the Years Ended June 30, 1993, 1992 and 1991.

               Statements of Cash Flows -- For the Years Ended June 30, 1993, 1992 and 1991

               Notes to Financial Statements For the Years Ended June 30, 1993, 1992 and 1991

               Supplementary Financial Information

       (a) (2) All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements including notes thereto.

      (a) (3) EXHIBITS

       3.1 *     Certificate of Incorporation of the Company dated October 27, 1989 (Exhibit 3(a)
                 to the Company's Form 8-B filed December 4, 1989, File No. 0-5888, incorporated herein by reference).
       3.2 *     By-laws of the Company. (Exhibit 3.2 to Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference.)
       4.1 *     Indenture dated as of June 1, 1989 (the "Ameritrust Indenture") between the
                 Company and Ameritrust Company National Association (Exhibit 4.1 to Annual Report
                 on Form 10-K for the year ended June 30, 1989, File No. 0-5888, incorporated herein by reference).
       4.2 *     First Supplemental Indenture to the Ameritrust Indenture dated November 29, 1989.
                 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended June 30, 1990, File
                 No. 0-5888, incorporated herein by reference.)
       4.3 *     Form of the Company's 13 3/4% Senior Subordinated Note due June 1, 1999 (Exhibit
                 4.2 to Annual Report on Form 10-K for the year ended June 30, 1989, File No.
                 0-5888, incorporated herein by reference).

       4.4 *     Securities Purchase Agreement for Notes and Warrants dated as of September 17,
                 1991, among the Company and each of the Purchasers referred to therein. (Exhibit
                 4.4 to Annual Report on Form 10-K for the year ended June 30, 1991, File No.
                 0-5888, incorporated herein by reference).
       4.5 *     Indenture dated as of September 1, 1991, between the Company and United States
                 Trust Company of New York. (Exhibit 4.5 to Annual Report on Form 10-K for the
                 year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
       4.6 *     Form of the Company's Floating Rate Senior Secured Notes due September 1, 1998.
                 (Exhibit 4.6 to Annual Report on Form 10-K for the year ended June 30, 1991, File
                 No. 0-5888, incorporated herein by reference).
       4.7 *     Form of the Company's 12.25% Fixed Rate Senior Secured Notes due September 1,
                 1998. (Exhibit 4.7 to Annual Report on Form 10-K for the year ended June 30,
                 1991, File No. 0-5888, incorporated herein by reference).
       4.8 *     Warrant Agreement dated as of September 17, 1991, between the Company and United
                 States Trust Company of New York. (Exhibit 4.8 to Annual Report on Form 10-K for
                 the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
       4.9 *     Form of the Company's Common Stock Purchase Warrant Certificate. (Exhibit 4.9 to
                 Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
       4.10*     Registration Rights Agreement for Senior Notes, Warrants and Warrant Shares dated as of September 17, 1991, among the Company and each of the Purchasers signatory thereto. (Exhibit 4.10 to Annual Report on Form 10-K for the year ended June 30,
                 1991, File No. 0-5888, incorporated herein by reference).
       4.11*     Pledge Agreement dated as of September 17, 1991, among the Company, United States
                 Trust Company of New York and each of the Purchasers signatory thereto. (Exhibit
                 4.11 to Annual Report on Form 10-K for the year ended June 30, 1991, File No.
                 0-5888, incorporated herein by reference).
       4.12*     Operating Credit Agreement dated as of April 20, 1989 between Bank of Montreal and Waxman Acquisition, Inc. (Exhibit 10.9 to Annual Report on Form 10-K for the
                 year ended June 30, 1989, File No. 0-5888, incorporated herein by reference).
       4.13*     Amending Agreement of Operating Credit Agreement dated as of July 1, 1990 between
                 Bank of Montreal and Ideal Plumbing Group Inc. (Exhibit 4.10 to Annual Report on
                 Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference).
       4.14*     Amended and Restated Operating Credit Agreement dated as of July 22, 1991 between
                 Bank of Montreal and Ideal Plumbing Group Inc. (Exhibit 4.15 to Annual Report on
                 Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
       4.15*     Amended and Restated Credit Agreement dated as of April 1, 1993 between Waxman
                 Industries, Inc. and the Banks Named Therein and National City Bank as Agent
                 (Exhibit 4.15 to Annual Report on Form 10-K for the year ended June 30, 1993,
                 File No. 0-5888, incorporated herein by reference).
       4.16*     Amendment dated as of October 1, 1993 to Amended and Restated Credit Agreement
                 dated as of April 1, 1993 between Waxman Industries, Inc. and the Banks Named
                 Therein and National City Bank as Agent (Exhibit 4.16 to Annual Report on Form
                 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).
      10.1 *     Lease between the Company as Lessee and Aurora Investment Co. as Lessor dated
                 June 30, 1992 (Exhibit 10.1 to Annual Report on Form 10-K for the year ended June
                 30, 1992, File No. 0-5888, incorporated herein by reference).
      10.2 *     Policy Statement (revised as of June 1, 1980) regarding the Company's Profit
                 Incentive Plan (Exhibit 10(c)-1 to Annual Report on Form 10-K for the year ended
                 June 30, 1984, File No. 0-5888, incorporated herein by reference).

      10.3 *     Employment Contract dated June 18, 1990 between the Company and William R. Pray.
                 (Exhibit 10.4 to Annual Report on Form 10-K for the year ended June 30, 1991,
                 File No. 0-5888, incorporated herein by reference).
      10.4 *     Form of Stock Option Agreement between the Company and its Directors. (Exhibit
                 10.5 to Annual Report on Form 10-K for the year ended June 30, 1991, File No.
                 0-5888, incorporated herein by reference).
      10.5 *     Employment Contract dated January 1, 1992 between the Company and Jerome C.
                 Jacques (Exhibit 10.5 to Annual Report on Form 10-K for the year ended June 30,
                 1992, File No. 0-5888, incorporated herein by reference).
      10.6 *     Employment Contract dated January 1, 1992 between the Company and John S. Peters
                 (Exhibit 10.6 to Annual Report on Form 10-K for the year ended June 30, 1992,
                 File No. 0-5888, incorporated herein by reference).
      10.7 *     1992 Non-Qualified and Incentive Stock Option Plan of Waxman Industries, Inc.,
                 adopted as of July 1, 1992 (Exhibit 10.7 to Annual Report of Form 10-K for the
                 year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).
      10.8 *     Employee Stock Purchase Plan of Waxman Industries, Inc., adopted on September 1,
                 1992 (Exhibit 10.8 to Annual Report on Form 10-K for the year ended June 30,
                 1993, File No. 0-5888, incorporated herein by reference).
      18.1 *     Letter Regarding Change in Accounting Principles (Exhibit 18.1 to Annual Report
                 on Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).
      21.1 *     Subsidiaries (Exhibit 21.1 to Annual Report on Form 10-K for the year ended June
                 30, 1993, File No. 0-5888, incorporated herein by reference).
      23.1       Consent of Arthur Andersen & Co.


- ---------------

* Incorporated herein by reference as indicated.

(b) REPORTS ON FORM 8-K

    There are no reports on Form 8-K for the three months ended June 30, 1993.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



March 8, 1994                                    WAXMAN INDUSTRIES, INC.
                                                 By:   /s/  NEAL R. RESTIVO
                                                     Neal R. Restivo
                                                     Vice President, Financial and
                                                     Chief Financial Officer