Form 10-Q/A
period 1993-09-30
WAXMAN INDUSTRIES INC
filed 1994-03-08
CIK 105096

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                            PERIOD ENDED SEPTEMBER 30, 1993

                                       OR

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FROM                TO

COMMISSION FILE NUMBER 0-5888

                            WAXMAN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                            (STATE OF INCORPORATION)

                               24460 AURORA ROAD
                             BEDFORD HEIGHTS, OHIO
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   34-0899894
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                                     44146
                                   (ZIP CODE)

                                 (216) 439-1830
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                 ----     ----

9,433,183 shares of Common Stock, $.01 par value, and 2,228,693 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of November 10, 1993.

                                     INDEX

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                         PAGE
                                                                                       --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Income -- Three months ended September 30, 1993
             and 1992................................................................        3

           Consolidated Balance Sheets -- September 30, 1993 and June 30, 1993.......      4-5

           Consolidated Statements of Cash Flows -- Three months ended September 30,
             1993 and 1992...........................................................        6

           Notes to Consolidated Financial Statements -- September 30, 1993 and
             1992....................................................................     7-11
Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........................    12-15
PART II.  OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K..........................................       16
SIGNATURES...........................................................................       16

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1993 AND 1992

                                                                     1993         1992
                                                                    -------     --------
                                                                       (IN THOUSANDS,
                                                                           EXCEPT
                                                                     PER SHARE AMOUNTS)
Net sales.......................................................    $91,400     $101,323
Cost of sales...................................................     63,684       71,493
                                                                    -------     --------
     Gross profit...............................................     27,716       29,830
Selling, general, and administrative expenses...................     21,061       22,771
                                                                    -------     --------
Operating income................................................      6,655        7,059
Interest expense................................................      6,076        6,327
                                                                    -------     --------
Income before income taxes and cumulative effect of accounting
  change........................................................        579          732
Provision for income taxes......................................         50          310
                                                                    -------     --------
Net income before cumulative effect of accounting change........        529          422
Cumulative effect of change in accounting for warehouse and
  catalog costs, without tax benefit............................         --       (2,110)
                                                                    -------     --------
Net income (loss)...............................................    $   529     $ (1,688)
                                                                    =======     ========
Primary and fully diluted earnings (loss) per share:
     Income before cumulative effect of accounting change.......    $   .05     $    .04
     Cumulative effect of accounting change.....................         --         (.18)
                                                                    -------     --------
     Net income (loss)..........................................    $   .05     $   (.14)
                                                                    =======     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      SEPTEMBER 30, 1993 AND JUNE 30, 1993

                                     ASSETS

                                                                    SEPTEMBER 30,     JUNE 30,
                                                                        1993            1993
                                                                    -------------     --------
                                                                          (IN THOUSANDS)
Current Assets:
  Cash..........................................................      $   2,488       $  2,001
  Accounts receivable, net......................................         60,592         58,435
  Inventories...................................................         95,973         96,941
  Prepaid expenses..............................................          6,986          7,089
  Net assets held for sale......................................         10,436         10,266
                                                                    -------------     --------
     Total current assets.......................................        176,475        174,732
                                                                    -------------     --------
Property and Equipment:
  Land..........................................................          4,868          4,896
  Buildings.....................................................         17,840         17,920
  Equipment.....................................................         25,625         25,880
                                                                    -------------     --------
                                                                         48,333         48,696
  Less accumulated depreciation and amortization................        (17,427)       (17,065)
                                                                    -------------     --------
  Property and equipment, net...................................         30,906         31,631
                                                                    -------------     --------
Cost of Businesses in Excess of Net Assets Acquired, net........         62,363         64,247
Other Assets....................................................         10,198         10,073
                                                                    -------------     --------
                                                                      $ 279,942       $280,683
                                                                    =============     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.



                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      SEPTEMBER 30, 1993 AND JUNE 30, 1993

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    SEPTEMBER 30,     JUNE 30,
                                                                        1993            1993
                                                                    -------------     --------
                                                                      (IN THOUSANDS, EXCEPT
                                                                        PER SHARE AMOUNTS)
Current Liabilities:
  Current portion of long-term debt.............................      $   5,317       $     --
  Bank debt.....................................................         35,158         38,671
  Long-term debt classified as current..........................          3,258        184,761
  Accounts payable..............................................         42,088         40,277
  Accrued liabilities...........................................         11,563          9,478
                                                                    -------------     --------
       Total current liabilities................................         97,384        273,187
                                                                    -------------     --------
Long-Term Debt, net of current portion..........................         38,520             --
Senior Secured Notes............................................         38,591             --
Senior Subordinated Notes.......................................         98,750             --
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value per share:
     Authorized and unissued 2,000 shares.......................             --             --
  Common stock, $.01 par value per share:
     Authorized 22,000 shares;
     Issued 9,432 at September 30, 1993 and 9,424 at June 30,
       1993.....................................................             94             94
  Class B common stock, $.01 par value per share:
     Authorized 6,000 shares;
     Issued 2,230 at September 30, 1993 and 2,238 at June 30,
       1993.....................................................             23             23
  Paid-in capital...............................................         18,467         18,467
  Retained deficit..............................................         (5,908)        (6,437)
                                                                    -------------     --------
                                                                         12,676         12,147
  Cumulative currency translation adjustments...................         (5,979)        (4,651)
                                                                    -------------     --------
       Total stockholders' equity...............................          6,697          7,496
                                                                    -------------     --------
                                                                      $ 279,942       $280,683
                                                                    =============     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1993 AND 1992

                                                                     1993        1992
                                                                    -------     -------
                                                                      (IN THOUSANDS)
CASH FROM (USED FOR):
     OPERATIONS:
          Net income (loss).....................................    $   529     $(1,688)
          Adjustments to reconcile net income (loss) to net cash
            from (used for) operations:
               Cumulative effect of accounting change...........         --       2,110
               Depreciation and amortization....................      2,454       2,540
          Changes in assets and liabilities:
               Accounts receivable..............................     (2,157)     (3,829)
               Inventories......................................        441       2,984
               Prepaid expenses.................................        103         404
               Accounts payable.................................      1,811      (9,838)
               Accrued liabilities..............................      2,085         904
               Other, net.......................................     (1,498)     (1,946)
                                                                    -------     -------
                    Net cash from (used for) operations.........      3,768      (8,359)
                                                                    -------     -------
INVESTMENTS:
     Capital expenditures.......................................       (232)        (29)
     Change in other assets.....................................        880         331
                                                                    -------     -------
                    Net cash from investments...................        648         302
                                                                    -------     -------
FINANCING:
     Net borrowings (repayments) under credit agreements........     (3,745)      5,447
     Repayments of long-term debt...............................       (184)       (250)
     Dividends paid.............................................         --        (233)
                                                                    -------     -------
                    Net cash from (used for) financing..........     (3,929)      4,964
                                                                    -------     -------
NET INCREASE (DECREASE) IN CASH.................................        487      (3,093)
BALANCE, BEGINNING OF PERIOD....................................      2,001       3,841
                                                                    -------     -------
BALANCE, END OF PERIOD..........................................    $ 2,488     $   748
                                                                    =======     =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        6

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1993 AND 1992
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Management believes that the information furnished in the accompanying consolidated financial statements reflects all adjustments (consisting only of normal and recurring adjustments) which are necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the three months ended September 30, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1994 or any other period. The information reported in the consolidated financial statements and the notes below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

1. BUSINESS

     The Company markets a variety of products to the home repair and remodeling market in the United States and Canada. In the U.S., the Company's plumbing, electrical and hardware products are sold primarily to home improvement centers, warehouse home centers, mass merchandisers, hardware stores, lumber yards and, through its mail order and telemarketing operations, to independent retailers, contractors and locksmiths. In Canada, the Company is one of the largest suppliers of plumbing and heating products, serving repair and remodeling contractors, residential and commercial construction contractors and retailers.

2. CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances are eliminated in consolidation.

3. EARNINGS PER SHARE

     Primary earnings per share have been computed based on the weighted average number of shares and share equivalents outstanding, which totaled 11,662 for both the three months ended September 30, 1993, and 1992. Share equivalents include the Company's common stock purchase warrants. The conversion of the Company's 6.25% Convertible Subordinated Debentures due March 15, 2007 into shares of common stock was not assumed in computing fully diluted earnings per share in either 1993 or 1992, as the effect would be antidilutive.

4. INCOME TAXES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The adoption of SFAS 109 had no effect on the Company's financial position or results of operations.

     The Company currently has $11,547 of available domestic net operating loss carryforwards which expire in 2008. A foreign subsidiary of the Company has foreign tax net operating loss carryforwards of Cdn. $12,277 (approximately U.S. $9,203) which expire over the period from 1997 to 2000.

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

     The Company's provision for income taxes for the quarter ended September 30, 1993 was favorably affected by the utilization of net operating loss carryforwards. Accordingly, the Company's current period provision for income taxes primarily relates to state and foreign tax expense items.

5. DEBT:

     Total debt at September 30, 1993 consisted of the following:

    Bank debt:
         Canadian operating credit agreement..................................   $ 35,158
                                                                                 --------
    Long-term debt classified as current:
         Convertible Subordinated Debentures..................................      2,030
         Other notes payable..................................................      1,228
                                                                                 --------
              Subtotal -- Long-term debt classified as current................      3,258
                                                                                 --------
    Long-term debt:
         Domestic revolving credit agreement..................................     21,500
         Canadian term loan...................................................     18,364
         Other notes payable..................................................      3,973
                                                                                 --------
              Subtotal -- long-term debt......................................     43,837
         Less: current portion................................................     (5,317)
                                                                                 --------
              Long-term debt, net.............................................     38,520
                                                                                 --------
    Senior Secured Notes......................................................     38,591
    Senior Subordinated Notes.................................................     98,750
                                                                                 --------
              Total debt, net of current portion..............................   $214,277
                                                                                 ========


  A. BANK DEBT

     The Company has a secured revolving credit facility with a bank which provides for availability up to $30 million and expires on December 31, 1995. Borrowings under the credit agreement as of June 30, 1993 are presented as long-term debt classified as current in the accompanying consolidated balance sheets as a result of a covenant violation under the Company's Senior Secured
Note indenture as of that date. A "cross-default" provision contained in the credit agreement would be triggered, and borrowings thereunder would be subject to acceleration, if the Senior Secured Notes were accelerated. As discussed in
B. below, the Company has received consents from the requisite number of holders of the Senior Secured Notes to waive such covenant violation. As such, borrowings under the credit agreement as of September 30, 1993 are presented as long-term debt in the accompanying consolidated balance sheets.

     In connection with the 1989 acquisition of The Ideal Group of Companies, Inc. (Ideal), a subsidiary of the Company entered into an operating credit agreement and a term loan agreement with a Canadian bank. The operating credit facility expires on June 30, 1994, and as such, borrowings thereunder are classified as bank debt in the current liability section of the consolidated balance sheets. Ideal was not in compliance with several financial covenants contained in the operating credit and term loan agreements as of June 30, 1993 but has received waivers for such noncompliance. However, in the absence of additional waivers or an amendment to these loan agreements, additional covenant violations could occur during fiscal 1994. Under the terms of the loan agreements, Ideal is required to test its compliance with the various financial covenants contained therein as of June 30 and December 31 of each year. If additional covenant violations do occur and are continuing and not waived or cured, the bank may, at its sole discretion after the giving of notice and the expiration of applicable grace periods, take various actions including acceleration of the amounts due thereunder. The Canadian loan agreements are non-recourse to Waxman Industries, Inc. However, acceleration of the loans would trigger a default under the "cross-default" provisions of all the Company's other debt instruments.

  B. SENIOR SECURED NOTES


     In September 1991, the Company completed a private placement of Senior Secured Notes due September 1, 1998 (the Senior Secured Notes). As of June 30, 1993, the Company was not in compliance with the operating cash flow covenant contained in the Senior Secured Note Indenture, which requires the Company to maintain a minimum ratio of operating cash flow to interest expense of 1.1 to
1.0. As a result of the covenant violation, the trustee or the holders of 25% of the Senior Secured Notes had the right, at their discretion, to declare the Company to be in default under the indenture and cause the amounts due under the Senior Secured Notes to be subject to acceleration. As a result, borrowings under the Senior Secured Notes are presented as long-term debt classified as current in the accompanying consolidated balance sheets as of June 30, 1993. In addition, as a result of the Company's 1993 operating results as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustment, the Company's consolidated stockholder's equity at June 30, 1993 and September 30, 1993 was below the $35 million as adjusted minimum net worth requirement under the Senior Secured Note indenture. Under the terms of the indenture, the Company is required to offer to purchase $5 million of the Senior Secured Notes every six months.



     During November 1993, the Company commenced a solicitation of consents from the holders of the Senior Secured Notes to waive noncompliance with the operating cash flow covenant and amend certain provisions of the Senior Secured
Note indenture. Effectiveness of the waiver and amendments required the consent of holders of at least 66 2/3% of the outstanding principal amount of the securities. On November 10, 1993, the Company successfully completed the consent solicitation having received consents from the requisite number of holders. The effect of the consent is to cure the noncompliance with the operating cash flow covenant as well as amend the minimum net worth and certain other financial covenants to relieve the Company of its obligation to offer to purchase $5 million of Senior Secured Notes on May 30, 1994 and provide that future compliance will not be negatively impacted by the Company's fiscal 1993 operating results or fluctuations in foreign currency on cumulative currency translation adjustment. As such, borrowings under the Senior Secured Notes are classified as long-term in the accompanying consolidated balance sheets as of September 30, 1993. The Company was in compliance with the amended operating cash flow covenant as of September 30, 1993.


  C. SENIOR SUBORDINATED NOTES

     In June 1989, the Company issued $100 million principal amount of 13 3/4% Senior Subordinated Notes (the Notes) due June 1, 1999. As a result of the Company's 1993 operating results as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustment, the Company's consolidated stockholders' equity at June 30, 1993 and September 30, 1993 was below the $15 million minimum net worth requirement under the Note indenture. Under the terms of the Note indenture, the Company is required to offer to purchase $10 million of the Notes every six months.

     During November 1993, the Company commenced a solicitation of consents from the holders of the Notes to waive the Company's obligation to offer to purchase on December 31, 1993, $10 million principal amount of the Notes as well as amend certain provisions of the Note indenture. Effectiveness of the waiver and amendments required the consent of holders of at least 66 2/3% of the outstanding principal amount of the Notes. On November 10, 1993, the Company successfully completed the consent solicitation having received consents from the requisite number of holders. The effect of the consent is to relieve the Company of its obligation to offer to purchase $10 million of Notes on December 31, 1993 as well as amend the minimum net worth covenant to provide that future compliance will not be negatively impacted by the Company's fiscal 1993 operating results or fluctuations in foreign currency on cumulative currency translation adjustment. As such, borrowings under the Notes are classified as long-term in the accompanying consolidated balance sheets as of September 30, 1993.

  D. CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1987, the Company issued 6 1/4% Convertible Subordinated Debentures due March 15, 2007 (the Debentures) of which approximately $2.0 million remained outstanding as of September 30, 1993. As a result of the Company's 1993 operating results, as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustment, the Company's consolidated stockholders' equity was below the $8.0 million minimum net worth requirement under the Debenture indenture at both June 30, 1993 and September 30, 1993. The Company's actual consolidated stockholders' equity at June 30, 1993 and September 30, 1993, was $7.5 million and $6.7 million, respectively. As such, the Company is required to make a purchase offer at December 31, 1993 for substantially all of the Debentures currently outstanding.


6. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during the three months ended September 30, 1993 and 1992 included income taxes of $167 and $487, and interest of $3,469 and $3,637, respectively.


7. SALE OF BUSINESS



     During October 1993, the Company completed the sale of one of its Canadian operations, H. Belanger Plumbing Accessories, Ltd. (Belanger). The Company sold all of the capital stock of Belanger in exchange for approximately U.S.$3.0 million in cash and a U.S. $0.3 million promissory note. At September 30, 1993, the net assets of Belanger were included in the accompanying consolidated balance sheets as net assets held for sale and stated at net realizable value.



     In addition to Belanger, the Company had entered into a letter of intent with a prospective buyer of two small domestic operating units. As of September 30, 1993, the Company was unable to come to terms with such prospective buyer. These businesses are reflected as net assets held for sale in the consolidated balance sheet at September 30, 1993.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  A. RESULTS OF OPERATIONS


     Net sales for the quarter ended September 30, 1993 totaled $91.4 million, compared with $101.3 million in the first quarter of the prior year, a decline of 9.8%. Sales from the Company's U.S. operations increased approximately 1.0% over the prior year first quarter, primarily as a result of the continued growth of Barnett Inc., the largest unit in the Company's mail order and telemarketing operation. Management believes that the change in sales from its U.S. operations is primarily the result of changes in volume. The U.S. sales increase, however, was offset by a 21.3% decline in sales from the Company's Canadian operations, which was primarily due to the continuing weak economic conditions in Canada, specifically in the residential and commercial construction markets which have been negatively impacted by declines in housing starts and building permits since 1990. The Canadian operations' net sales were also adversely affected by a 7.9% decrease in the average currency exchange rate used to translate the Canadian operations' income statement accounts into U.S. dollars. The Company's sales in Canada for the quarter ended September 30, 1993 were also affected by the closing of a large branch operation. Sales from the Company's Canadian operations declined 8.9% between periods, when stated in Canadian dollars after excluding prior year sales from the closed branch. The decline in the Canadian operations' sales is the result of lower volume as well as lower pricing in certain regional markets which has been necessary as a result of increased competitive pressures and the weak Canadian economy, especially within the Ontario market, which has been impacted most severely by the decline in construction activity. Sales from the Company's U.S. operations represented approximately 58% of consolidated sales in the quarter ended September 30, 1993, compared with 52% in the first quarter of the prior year.


     Gross profit as a percentage of sales was 30.3% for the quarter ended September 30, 1993, compared with 29.4% in the prior year period. The increase in gross profit percentage is attributable to a slight increase in margins from the Company's U.S. operations and proportionally lower sales from Canadian operations, where margins have historically been lower than those from U.S. operations.

     Operating expenses for the quarter ended September 30, 1993 totaled $21.1 million versus $22.8 million in the first quarter of the prior year, a reduction of $1.7 million or 7.5%. In Canada, operating expenses dropped 20.1% as a result of cost-reduction measures in response to lower revenue levels. The Canadian operations' operating expenses for the quarter ended September 30, 1993 were also favorably impacted by the closing of the branch operation discussed above. Ideal's headcount for the first quarter of fiscal 1994 was reduced 13% as compared with the first quarter in fiscal 1993. Operating expenses from U.S. operations were flat.


     Operating income totaled $6.7 million in the current quarter versus $7.1 million in the corresponding period last year. As a percentage of sales, operating income increased to 7.3% from 7.0% as a result of the increase in gross profit margins and the reduction in operating expenses between periods.

     Interest expense totaled $6.1 million for the three months ended September 30, 1993, compared with $6.3 million in the prior year period. Average borrowings outstanding decreased from $227.5 million in the first quarter last year to $223.2 million in the current quarter. The weighted average interest rate also decreased slightly between periods from 11.0% to 10.7%, primarily as the result of a reduction in the Canadian prime lending rate, which averaged 5.8% in the current quarter versus 6.5% in the prior quarter.

     The provision for income taxes totaled $50,000 for the quarter ended September 30, 1993, compared with $310,000 in the prior year period. The current quarter provision was favorably impacted by the utilization of net operating loss carryforwards. Income before cumulative effect of accounting change for the current quarter totaled $0.5 million, or $.05 per share, compared with $0.4 million, or $.04 per share, in the first quarter last year. Net income totaled $.5 million, or $.05 per share, versus a net loss of $1.7 million, or $.14 per share in the prior year quarter. The prior year net loss includes a charge of $2.1 million, or $.18 per share, for the cumulative effect of a change in accounting for warehouse and catalog costs, which was made during the fourth quarter of the prior year and was applied retroactively to July 1, 1992.

  B. LIQUIDITY AND CAPITAL RESOURCES

     As discussed in the Notes to the Consolidated Financial Statements, during November 1993, the Company successfully completed the solicitation of consents from holders of its Senior Secured Notes due September 1, 1998 and Senior Subordinated Notes due June 1, 1999. The effect of the consents was to cure the Company's noncompliance with the operating cash flow covenant under the Senior Secured Notes and amend certain covenants and provisions in both the Senior Secured Note and Senior Subordinated Note indentures. The amendments modify, among other things, certain covenants (including the operating cash flow covenant under the Senior Secured Notes and the minimum net worth covenants under both debt issues) so that future compliance with the covenants will not be negatively impacted by either the Company's fiscal 1993 operating results or the impact of fluctuations in foreign currency on cumulative currency translation adjustment. In addition, the amendments increase by $5 million the amount of senior indebtedness the Company may incur for working capital purposes and permits Barnett Inc. to incur up to $5 million of secured indebtedness for general corporate purposes. The consents also relieved the Company of its obligation to offer to purchase $10 million of Senior Subordinated Notes on December 31, 1993. As a result, borrowings under both the Senior Secured Notes and the Senior Subordinated Notes have been classified as long-term in the Company's consolidated balance sheets as of September 30, 1993.


     The Company's Canadian subsidiary, Ideal, has a revolving credit facility (the "Ideal Operating Credit Agreement") and term loan agreement with two Canadian banks (the "Ideal Term Loan Agreement"; together, the "Canadian Credit Agreements"). The Ideal Operating Credit Agreement provides for borrowings up to Cdn. $60 million subject to borrowing base formulas. Borrowings under the Ideal Credit Agreement, which are non-recourse to Waxman Industries, Inc., totaled Cdn. $46.9 million (approximately U.S. $35.2 million) at September 30, 1993. Availability under this credit agreement totaled $0.9 million at September 30, 1993 and has ranged from $0 to $2.1 million during the last three fiscal quarters. At September 30, 1993, Cdn. $24.5 million (approximately U.S. $18.4 million) was outstanding under the Ideal Term Loan Agreement. Borrowings under the Ideal Term Loan Agreement are payable in semi-annual installments through December 1996. The Company's Canadian operation has been able to meet its operating obligations using cash flow from operations along with the availability under the Ideal Operating Credit Agreement during the last three quarters. However, in the absence of additional waivers or an amendment to these credit agreements, additional covenant violations could occur during fiscal 1994. Under the terms of those agreements, compliance with the various financial covenants contained therein will be next tested as of

December 31, 1993. If at that date, additional covenant violations do occur and are continuing and not waived or cured, the Canadian bank may, at its sole discretion after the giving of notice and the expiration of applicable grace periods, take various actions including acceleration of the amounts due under the agreements. Although such debt is non-recourse to Waxman Industries, Inc., acceleration of amounts due under these agreements would trigger a default under the "cross-default" provisions of substantially all the Company's other domestic debt instruments.


     As previously disclosed in the Company's Form 10-K for the fiscal year ended June 30, 1993, the Company intends to undertake a financial restructuring which may include one or more of the following: additional amendments to its bank credit agreements, redemption and repurchases of a portion of its public debt and amendments to its remaining public debt. The goal of this restructuring is to cure any defaults, reduce the Company's cash interest expense and generally provide the Company with greater operating and financial flexibility. The Company has successfully completed the first step in the restructuring which resulted in receipt of consents from the holders of the Senior Secured Notes and the Senior Subordinated Notes. The Company intends to continue moving forward with its financial restructuring and will attempt to obtain amendments to its Canadian bank credit agreements as well as evaluate refinancing alternatives with respect to its domestic debt. There can be no assurances, however, that the Company will be able to enter into such amendments or be able to successfully complete a refinancing of its domestic debt.


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



     The Company's consolidated net worth has decreased to a level which is expected to obligate the Company to offer to purchase $1.9 million of the Company's Convertible Subordinated Debentures on December 31, 1993. The Company will likely solicit consents from the holders of the Convertible Debentures in order to obtain waivers or indenture modifications to relieve the Company of its obligations to offer to purchase such debt. Restrictions under other agreements will prohibit the Company from making such repurchase.



     At September 30, 1993, the Company's working capital was $79.1 million. For the quarter ended September 30, 1993, the Company generated $3.8 million of cash flow from operations of which approximately $.8 million resulted from changes in assets and liabilities. Cash flow from investments totaled $.6 million. Financing activities used approximately $3.9 million of cash flow as the Company reduced amounts outstanding under its revolving credit facilities using cash generated from operations.



     The Company does not have any commitments to make substantial capital expenditures. However, the Company expects to open two additional Barnett warehouses during the remainder of fiscal 1994, subject to the adequacy of cash flows generated from operations and funds available under the Company's credit facility. The average cost to open a Barnett warehouses is approximately $0.5 million. In addition, future cash outlays to be made in connection with the fiscal 1993 restructuring charges made by the Company are expected to be less than $0.2 million and will be paid using cash flows generated from operations.



     The Company has several credit facilities which provide availability for working capital needs. As discussed above, the Company's Canadian bank has waived the covenant violations contained in its agreements as of June 30, 1993 and continues, along with the Company's domestic bank, to provide the Company with funds for operations in accordance with the terms of the agreements. The Company's domestic secured credit agreement provides for availability up to $30 million subject to borrowing base formulas. Borrowings under this domestic credit facility, which expires on December 31, 1995, totaled $21.5 million at September 30, 1993. Availability at September 30, 1993 totaled $6.4 million.

     During October 1993, the Company completed the sale of one of its Canadian operations for cash and a promissory note. Refer to Note 7. The cash proceeds from such sale, which totaled approximately U.S. $3.0 million will be used for general corporate purposes.


     As a result of the successful completion of the consent solicitation which cured covenant violations and relieved the Company of the purchase obligations discussed above, the Company believes that amounts available under its current domestic revolving credit agreement and from indebtedness permitted to be incurred at the Barnett Inc. level, together with cash from operations and the proceeds from the sale of the small Canadian operation will be sufficient to satisfy the liquidity requirements of the Company's domestic operations for the remainder of fiscal 1994. The ability of the Company's Canadian operations to meet its liquidity requirements is dependent upon its ability to successfully amend its bank credit agreements and its ability to maximize its cash flows. If the Canadian operation finds that it is unable to meet its liquidity requirements it will be necessary for it to undertake such other actions as may be appropriate under the circumstances. Although the debt is non-recourse to Waxman, if such actions resulted in an acceleration of amounts due under the Canadian operations' bank agreements, "cross-default" provisions under substantially all of the Company's other domestic debt instruments would be triggered which could result in an acceleration of such domestic debt impact the liquidity of the Company's domestic operations.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. No exhibits required.

     b. There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WAXMAN INDUSTRIES, INC.
                                            Registrant

     Date: March 8, 1994                    By /s/      NEAL R. RESTIVO
                                               --------------------------------
                                                       Neal R. Restivo

                                                 Vice President, Finance and
                                                   Chief Financial Officer