Form 10-Q/A
period 1993-09-30
WAXMAN INDUSTRIES INC
filed 1994-03-08
CIK 105096

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


(Mark One)
    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                            PERIOD ENDED DECEMBER 31, 1993

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

                           Yes    X        No
                                 ----     ----

9,433,520 shares of Common Stock, $.01 par value, and 2,228,356 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of February 4, 1994.

                                     INDEX

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                         PAGE
                                                                                       --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Income -- Six Months and Three Months Ended
             December 31, 1993 and 1992..............................................        3

           Consolidated Balance Sheets -- December 31, 1993 and June 30, 1993........      4-5

           Consolidated Statements of Cash Flows -- Six Months Ended December 31,
             1993 and 1992...........................................................        6

           Notes to Consolidated Financial Statements -- December 31, 1993 and
             1992....................................................................     7-10

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........................    10-14

PART II.  OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders.......................       14
Item 6.    Exhibits and Reports on Form 8-K..........................................       15
SIGNATURES...........................................................................       16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

      For the Six Months and Three Months Ended December 31, 1993 and 1992

                                                   Six Months Ended         Three Months Ended
                                                      December 31              December 31,
                                                 ---------------------     ---------------------
                                                   1993         1992         1993         1992
                                                 --------     --------     --------     --------
Net sales....................................    $176,750     $192,457     $ 85,350     $ 91,134
Cost of sales................................     122,642      135,450       58,958       63,957
                                                 --------     --------     --------     --------
Gross profit.................................      54,108       57,007       26,392       27,177
Operating expenses...........................      41,334       43,186       20,273       20,415
                                                 --------     --------     --------     --------
Operating income.............................      12,774       13,821        6,119        6,762
Interest expense, net........................      12,081       12,768        6,005        6,441
                                                 --------     --------     --------     --------
Income before income taxes and cumulative
  effect of accounting change................         693        1,053          114          321
Provision for income taxes...................          90          445           40          135
                                                 --------     --------     --------     --------
Income before cumulative effect of accounting
  change.....................................         603          608           74          186
Cumulative effect of change in accounting for
  warehouse and catalog costs, without tax
  benefit....................................          --       (2,110)          --           --
                                                 --------     --------     --------     --------
Net income (loss)............................    $    603     $ (1,502)    $     74     $    186
                                                 ========     ========     ========     ========
Primary and fully diluted earnings (loss) per
  share:
  Income before cumulative effect of
     accounting change.......................    $    .05     $    .05     $    .01     $    .02
  Cumulative effect of accounting change.....          --         (.18)          --           --
                                                 --------     --------     --------     --------
  Net income (loss)..........................    $    .05     $   (.13)    $    .01     $    .02
                                                 ========     ========     ========     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      December 31, 1993 and June 30, 1993

                                     ASSETS

                                                                    December 31,     June 30,
                                                                        1993           1993
                                                                    ------------     --------
                                                                         (in thousands)
Current Assets:
  Cash..........................................................      $  2,340       $  2,001
  Accounts receivable, net......................................        58,933         58,435
  Inventories...................................................       100,353         96,941
  Prepaid expenses..............................................         7,185          7,089
  Net assets held for sale......................................            --         10,266
                                                                      --------       --------
     Total current assets.......................................       168,811        174,732
                                                                      --------       --------
Property and Equipment:
  Land..........................................................         5,139          4,896
  Buildings.....................................................        18,127         17,920
  Equipment.....................................................        26,650         25,880
                                                                      --------        -------
                                                                        49,916         48,696
  Less accumulated depreciation and amortization................       (18,659)       (17,065)
                                                                      --------       --------
  Property and equipment, net...................................        31,257         31,631
                                                                      --------       --------
Cost of Businesses in Excess of Net Assets Acquired, net........        63,312         64,247
Other Assets....................................................        12,105         10,073
                                                                      --------       --------
                                                                      $275,485       $280,683
                                                                      ========       ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      December 31, 1993 and June 30, 1993

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,     June 30,
                                                                        1993           1993
                                                                    ------------     --------
                                                                      (in thousands, except
                                                                       per share amounts)
Current Liabilities:
  Current portion of long-term debt.............................      $  7,081       $  5,071
  Accounts payable..............................................        40,918         40,277
  Accrued liabilities...........................................         7,737          9,478
                                                                      --------       --------
       Total current liabilities................................        55,736         54,826
                                                                      --------       --------
Long-Term Debt, net of current portion..........................        73,157         79,018
Senior Secured Notes............................................        38,618         38,563
Subordinated Debt...............................................       100,780        100,780
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value per share:
     Authorized and unissued 2,000 shares.......................            --             --
  Common stock, $.01 par value per share:
     Authorized 22,000 shares;
     Issued 9,433 at December 31, 1993 and 9,424 at June 30,
       1993.....................................................            94             94
  Class B common stock, $.01 par value per share:
     Authorized 6,000 shares;
     Issued 2,229 at December 31, 1993 and 2,238 at June 30,
       1993.....................................................            23             23
  Paid-in capital...............................................        18,467         18,467
  Retained deficit..............................................        (5,834)        (6,437)
                                                                      --------       --------
                                                                        12,750         12,147
  Cumulative currency translation adjustments...................        (5,556)        (4,651)
                                                                      --------       --------
       Total stockholders' equity...............................         7,194          7,496
                                                                      --------       --------
                                                                      $275,485       $280,683
                                                                      ========       ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              For the Six Months Ended December 31, 1993 and 1992

                                                                     1993        1992
                                                                    -------     -------
                                                                      (in thousands)
Cash From (Used For):
     Operations:
          Net income (loss).....................................    $   603     $(1,502)
          Adjustments to reconcile net income (loss) to net cash
            from (used for) operations:
               Cumulative effect of accounting change...........         --       2,110
               Depreciation and amortization....................      4,724       5,066
          Changes in assets and liabilities:
               Accounts receivable..............................      3,341       4,881
               Inventories......................................     (1,221)      9,715
               Prepaid expenses.................................         46         715
               Accounts payable.................................       (692)    (17,953)
               Accrued liabilities..............................     (1,886)     (2,485)
               Other, net.......................................       (905)     (2,855)
                                                                    -------     -------
                    Net cash from (used for) operations.........      4,010      (2,308)
                                                                    -------     -------
Investments:
     Proceeds from sale of business.............................      3,006          --
     Capital expenditures.......................................     (1,241)       (289)
     Change in other assets.....................................       (461)        484
                                                                    -------     -------
                    Net cash from investments...................      1,304         195
                                                                    -------     -------
Financing:
     Net borrowings (repayments) under credit agreements........     (4,603)      1,809
     Repayments of long-term debt...............................       (372)     (1,735)
     Dividends paid.............................................         --        (467)
                                                                    -------     -------
                    Net cash used for financing.................     (4,975)       (393)
                                                                    -------     -------
Net increase (decrease) in cash.................................        339      (2,506)
Balance, beginning of period....................................      2,001       3,841
                                                                    -------     -------
Balance, end of period..........................................    $ 2,340     $ 1,335
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

1.  BUSINESS

     The Company is one of the leading suppliers of plumbing products to the home repair and remodeling market in the United States and Canada and to the residential and commercial construction markets in Canada. In the United States, the Company distributes plumbing, electrical and hardware products, in both packaged and bulk form, to do-it-yourself ("D-I-Y") retailers, mass merchandisers, smaller independent retailers and plumbing, electrical repair and remodeling contractors. In Canada, the Company is one of only three national distributors of plumbing and heating products, distributing such products to a variety of contractors including those serving the new construction, repair and renovation markets.

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

     SFAS 109 requires the recognition of income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES circumstances. Upon adoption of SFAS 109, the benefit of the Company's net operating loss carryforwards was reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

     The Company's provision for income taxes for the six and three months ended December 31, 1993 was favorably affected by the utilization of net operating loss carryforwards.

5.  DEBT:

  A. LONG-TERM DEBT

     Long-term debt at December 31, 1993 consisted of the following:

        Domestic revolving credit agreement..........................    25,200
        Canadian operating credit agreement..........................    31,152
        Canadian term loan...........................................    18,507
        Other notes payable..........................................     5,379
                                                                         ------
          Subtotal - long-term debt..................................    80,238
        Less: current portion........................................    (7,081)
                                                                         ------
          Long-term debt, net........................................    73,157
                                                                         ------

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

     In December 1993, Barnett Inc. (Barnett), a wholly-owned subsidiary of the Company, entered into a secured revolving credit facility with a domestic bank. The credit facility provides for availability up to $5 million and expires on May 31, 1994. Borrowings under this facility are secured by substantially all of Barnett's

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES assets. Interest on the unpaid principal is based on the bank's prime rate plus 1.5% or LIBOR plus 3%. There were no borrowings outstanding under the credit agreement at December 31, 1993.

  B. SENIOR SECURED NOTES

     In September 1991, the Company completed a private placement of Senior Secured Notes due September 1, 1998 (the Senior Secured Notes). As of June 30, 1993, the Company was not in compliance with the operating cash flow covenant contained in the Senior Secured Note indenture. As a result of the covenant violation, the trustee or the holders of 25% of the Senior Secured Notes had the right, at their discretion, to declare the Company to be in default under the indenture and cause the amounts due under the Senior Secured Notes to be subject to acceleration. In addition, as a result of the Company's 1993 operating results as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation stockholders' equity at June 30, 1993 and September 30, 1993 was below the minimum net worth requirement under the Senior Secured Note indenture. Under the terms of the indenture, the Company would have been required to offer to purchase $5 million of the Senior Secured Notes every six months.

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

  C. SENIOR SUBORDINATED NOTES

     In June 1989, the Company issued $100 million principal amount of 13 3/4% Senior Subordinated Notes (the Subordinated Notes) due June 1, 1999. As a result of the Company's 1993 operating results as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustments, the Company's consolidated stockholders' equity at June 30, 1993 and September 30, 1993 was below the $15 million minimum net worth requirement under the Subordinated Note indenture. Under the terms of the Subordinated Note indenture, the Company would have been required to offer to purchase $10 million of the Subordinated Notes every six months.

     During November 1993, the Company commenced a solicitation of consents from the holders of the Subordinated Notes to waive the Company's obligation to offer to purchase on December 31, 1993, $10 million principal amount of the Subordinated Notes as well as amend certain provisions of the Subordinated Note indenture. Effectiveness of the waiver and amendments required the consent of holders of at least 66 2/3% of the outstanding principal amount of the Subordinated Notes. On November 10, 1993, the Company successfully completed the consent solicitation. The effect of the consent was to relieve the Company of its obligation to offer to purchase $10 million of Subordinated Notes on December 31, 1993 as well as amend the minimum net worth covenant to provide that future compliance will not be negatively impacted by the Company's cumulative currency translation adjustments.

  D. CONVERTIBLE SUBORDINATED DEBENTURES

     In March 1987, the Company issued 6 1/4% Convertible Subordinated Debentures (the Debentures) due March 15, 2007 of which approximately $2 million remained outstanding as of December 31, 1993. As a result of the Company's 1993 operating results, as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustments, the Company's consolidated stockholders' equity was

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES below the minimum net worth requirement under the Debenture indenture at both June 30, 1993 and September 30, 1993. As a result, the Company would have been required to make a purchase offer at December 31, 1993 for substantially all of the Debentures currently outstanding. However, in December 1993, the Company commenced and successfully completed a solicitation of consents from the holders of the Debentures to defer until April 30, 1994 the Company's obligation to offer to purchase $1.9 million of the Debentures. In connection with the solicitation, the interest rate on the Debentures was adjusted to 9.5% and the conversion price was reduced from $9.58 to $3.25 per share. In the event that the Company does not make such purchase offer by April 30, 1994, the conversion price of $3.25 will be adjusted to reflect the current market price at such date, if lower than $3.25 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  A. RESULTS OF OPERATIONS

  Net Sales

     The Company's net sales for the quarter ended December 31, 1993 (the "1994 second quarter") totaled $85.4 million, compared with $91.1 million for the quarter ended December 31, 1992 (the "1993 second quarter"), a decline of 6.3%. Net sales for the six months ended December 31, 1993 (the "1994 six month period") totaled $176.8 million, compared with $192.5 million for the six months ended December 31, 1992 (the "1993 six month period"), a decline of 8.2%. Net sales from the Company's U.S. operations represented approximately 62% and 60% of consolidated net sales for the 1994 second quarter and six month period, respectively, compared with 54% and 53% for the 1993 second quarter and six month period, respectively. The declines in consolidated net sales are primarily attributable to the $9.6 million and $19.9 million declines in the Canadian operations' net sales for the 1994 second quarter and six month period, respectively, partially offset by increases in the U.S. operations' net sales.

     Net sales from the Company's U.S. operations for the 1994 second quarter totaled $53.3 million, compared with $49.4 million in the 1993 second quarter, an increase of 7.8%. Net sales from U.S. operations for the 1994 six month period increased 4.2%, from $102.1 million to $106.4 million. The net sales increases are primarily the result of the continued growth of the Company's Barnett Inc. subsidiary (Barnett). Barnett's net sales increased 14.8% from $20.1 million in the 1993 second quarter to $23.1 million in the 1994 second quarter and 13.0% from $40.6 million in the 1993 six month period to $45.8 million in the 1994 six month

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

period. New product introductions accounted for $1.6 million and $2.8 million of the increases for the 1994 second quarter and six month period, respectively. The remainder of Barnett's increases were the result of opening additional mail order warehouses, as well as the growth of Barnett's existing customer base. Barnett opened two additional warehouses during the 1994 six month period, increasing the total number of warehouses to 28. Also contributing to the increases in U.S. operations' net sales were higher net sales from the Company's Consumer Products division (Consumer Products). Consumer Product's net sales increased 6.9% from $16.8 million in the 1993 second quarter to $17.9 million in the 1994 second quarter and 2.1% from $35.2 million in the 1993 six month period to $35.9 million in the 1994 six month period.


     The Canadian operations' net sales for the 1994 second quarter totaled $32.1 million, compared with $41.7 million in the 1993 second quarter, a decrease of 23.1%. Net sales from Canadian operations for the 1994 six month period decreased 22.1%, from $90.4 million to $70.4 million. Ideal's net sales continued to be adversely affected by the weak new construction market in Canada, specifically in the residential and commercial construction markets which have been negatively impacted by declines in housing starts and building permits since 1990. The Canadian operations' net sales were also adversely affected by a 6.4% decrease in the average currency exchange rate used to translate the Canadian operations' income statements into U.S. dollars during the 1994 six month period.


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

  Gross Profit

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

     The Company's U.S. operations' gross margins increased from 33.1% for the 1993 second quarter to 35.2% for the 1994 second quarter and increased from 33.2% in the 1993 six month period to 34.7% in the 1994 six month period. The increase in the Company's U.S. operations' gross margins is primarily a result of improved margins at Barnett. Barnett's gross margins have been favorably impacted by increased sales of higher margin proprietary products. The favorable impact of Barnett's margins was offset, in part, by lower gross margins at Consumer Products. Consumer Products' margins declined as a result of proportionately lower sales of higher margin packaged products, as well as competitive pressures within its market.

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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

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


     The Canadian operations' operating expenses for the 1994 second quarter totaled $6.6 million or 20.6% of net sales compared with $8.0 million or 19.1% of net sales in the 1993 second quarter, a 16.9% decrease. The Canadian operations' operating expenses for the 1994 six month period totaled $14.2 million or 20.2% of net sales, compared with $17.4 million or 19.3% of net sales in the 1993 six month period, a decrease of 18.4%. The lower expense levels were the result of cost reduction measures undertaken in response to lower net sales levels, as well as the impact of the branch closing and the Belanger sale in the 1994 second quarter. Ideal's headcount for the 1994 six month period was reduced 11% as compared to the 1993 six month period. Management believes that additional branch closings and significant headcount reductions cannot be implemented without impairing the structure necessary to support Ideal's continued operations.


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

  Net Income

     The Company's net income for the 1994 second quarter totaled $0.07 million, compared with $0.2 million in the 1993 second quarter. For the 1994 six month period, net income totaled $0.6 million compared with a net loss of $1.5 million in the 1993 six month period. The 1993 six month period includes a $2.1 million charge for the cumulative effect of a change in accounting for warehouse and catalog costs, which was made during the fourth quarter of fiscal 1993 and was applied retroactively to July 1, 1992.

  B. LIQUIDITY AND CAPITAL RESOURCES

     During the 1994 second quarter, the Company successfully completed the solicitation of consents from holders of its Senior Secured Notes, Subordinated Notes and Debentures. The effect of the consents was to

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

cure the Company's noncompliance with the operating cash flow covenant under the Senior Secured Note indenture and amend certain covenants and provisions in each of the Senior Secured Note indenture, the Subordinated Note indenture and the Debenture indenture. The consents also relieved the Company of its obligation to offer to purchase $10 million of Subordinated Notes on December 31, 1993 and deferred the Company's obligation to purchase $1.875 million of Debentures until April 30, 1994. In the event that the Company does not make such purchase offer by April 30, the conversion price will be adjusted to reflect the current market price at such date if lower than $3.25.


     As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, the Company intends to undertake a financial restructuring to create a capital structure which will support the long-term growth of the Company's domestic businesses, reduce cash interest expense and generally provide the Company with greater operating and financial flexibility. The Company has engaged Citicorp Securities, Inc. and Merrill Lynch & Co. as financial advisors in connection with the refinancing of its domestic debt. The proceeds from such refinancing will be used to refinance the Company's outstanding Senior Subordinated Notes, Senior Secured Notes, Convertible Debentures and borrowings under its existing domestic bank credit facilities. The Company expects the refinancing to be completed around March 31, 1994.



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


     As of June 30, 1993, Ideal was not in compliance with certain financial covenants contained in the Canadian Credit Agreements. Such covenant violations were waived as of June 30, 1993. In addition, in February 1994, the terms of the Canadian Credit Agreements were modified to (i) extend the maturity of amounts due under the Ideal Operating Credit Agreement to, at the earliest, June 30, 1995 (ii) amend certain covenants to reflect Ideal's current operating results,
(iii) defer the Cdn. $2.0 million term loan repayment which was due December 31, 1993, of which Cdn. $0.8 million is payable prior to June 30, 1994, (iv) reduce maximum availability under the Ideal Operating Credit Agreement from Cdn. $60.0 million to Cdn. $50.0 million and (v) provide a temporary loan of Cdn. $2.5 million repayable by June 30, 1994. However, in the absence of additional waivers or an amendment to the Canadian Credit Agreements, additional covenant violations could occur during fiscal 1994. Under the terms of amended agreements, compliance with the various financial covenants contained therein will be next tested as of March 31, 1994. If at that date, additional covenant violations due occur and are continuing and not waived or cured, the Canadian bank may, at its sole discretion after the giving of notice and the expiration of applicable grace periods, take various actions including acceleration of the amounts due under the agreements. Although such debt is non-recourse to the Company, acceleration of amounts due under these agreements would trigger a default under the "crossdefault" provisions of substantially all the Company's other debt instruments.

     Ideal has been subject to a number of factors which have adversely affected, and may continue to adversely affect, its liquidity and ability to continue conducting its operations. The prolonged Canadian recession, which has particularly affected the new residential and commercial construction markets and has been the most severe in certain areas in which Ideal's business is concentrated, e.g. Ontario, has significantly

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

adversely affected Ideal's business. As a result of these factors, together with a decline in the Canadian dollar and the closing of certain unprofitable branches, Ideal's net sales decreased from $247.1 million in fiscal 1990 to $153.9 million in fiscal 1993. If the Ideal Operating Credit Agreement is not renewed by the lenders thereunder in June 1994, it would have a material adverse effect on Ideal's liquidity. Also during the latter part of the 1994 second quarter, Ideal's business and liquidity was adversely affected by uncertainties surrounding its relationship with its lenders. Although, as discussed above, Ideal has reached an agreement with its banks, such agreement took much longer to finalize than expected. Such delay caused concern among Ideal's vendors and resulted in some tightening of purchase terms. This led to cash flow problems, a slowdown of payments to vendors and some inventory stock out situations. These stock out situations started to negatively impact Ideal's net sales during December and are continuing to negatively impact Ideal's net sales during its fiscal third quarter. Although management believes that Ideal's vendor situation will be improved as a result of the agreement reached with the Canadian banks, there can be no assurances that this will occur or that the inventory stock out situation will improve.

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

  Discussion of Cash Flows


     At December 31, 1993, the Company's working capital was $113.1 million. For the 1994 six month period, the Company generated $4.0 million of cash flow from operations of which approximately $1.3 million was used relating to changes in assets and liabilities. Cash flow from investments totaled $1.3 million. During October 1993, the Company generated approximately $3.0 million of cash from the sale of a small Canadian operation. Capital expenditures totaled approximately $1.2 million in the 1994 six month period. Financing activities used approximately $5.0 million of cash flow as the Company reduced amounts outstanding under its revolving credit facilities using cash generated from operations.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES


     The Company does not have any commitments to make substantial capital expenditures. However, the Company expects to open two additional Barnett warehouses during the remainder of fiscal 1994, subject to the adequacy of cash flows generated from operations and funds available under the Company's credit facility. The average cost to open a Barnett warehouse is approximately $0.5 million. In addition, future cash outlays to be made in connection with the fiscal 1993 restructuring charges made by the Company will not be material.


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

                                                        BROKER
         NOMINEE                FOR        WITHHELD    NON-VOTES
- -------------------------    ---------     -------     ---------
Melvin Waxman                9,022,393     297,305     2,342,178
Armond Waxman                9,021,655     298,043     2,342,178
Samuel J. Krasney            9,030,523     289,175     2,342,178
Judy Robins                  9,026,393     293,305     2,342,178
Irving Z. Friedman           9,027,543     292,155     2,342,178

     A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Arthur Andersen & Co. as auditors for the Company for the fiscal year ending June 30, 1994. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, were as follows:

                                         BROKER
   FOR         AGAINST      ABSTAIN     NON-VOTES
- ----------    ---------     -------     ---------
 9,003,798      281,893     34,007      2,342,178

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


                                          WAXMAN INDUSTRIES, INC.
                                          ----------------------------------
                                          Registrant


Date:  March 8, 1994                      By: /s/ NEAL R. RESTIVO
                                              -------------------------------
                                                  Neal R. Restivo
                                                  Vice President, Finance and
                                                  Chief Financial Officer