Form 10-Q
period 1994-03-31
WAXMAN INDUSTRIES INC
filed 1994-05-23
CIK 105096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

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
                     (State of Incorporation)                    (I.R.S. Employer
                                                              Identification Number)
                         24460 Aurora Road
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

9,486,956 shares of Common Stock, $.01 par value, and 2,225,206 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of May 17, 1994.

                                     INDEX

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES



                                                                                                                PAGE
                                                                                                                ----
PART I. FINANCIAL INFORMATION
- - -----------------------------

Item 1.  Financial Statements (Unaudited)

   Consolidated Statements of Income - Nine Months and Three Months
   Ended March 31, 1994 and 1993......................................................................           3-4

   Consolidated Balance Sheets - March 31, 1994
   and June 30, 1993...................................................................................          5-6

   Consolidated Statements of Cash Flows - Nine Months
   Ended March 31, 1994 and 1993......................................................................             7

   Notes to Consolidated Financial Statements -
   March 31, 1994 and 1993............................................................................          8-14


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................................................         14-18

PART II. OTHER INFORMATION
- - --------------------------

Item 6.  Exhibits and Reports on Form 8-K.............................................................            19

SIGNATURES............................................................................................            19
- - ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                     (In Thousands, Except Per Share Data)

              For the Nine Months and Three Months Ended March 31, 1994 and 1993

                                                             Nine Months Ended                   Three Months Ended
                                                                 March 31,                            March 31,
                                                          1994              1993                1994             1993
                                                        --------          --------            --------         -------
Net sales                                               $160,245          $153,957            $ 52,311         $48,583

Cost of sales                                            104,180           102,035              33,761          31,810
                                                        --------          --------            --------         -------

Gross profit                                              56,065            51,922              18,550          16,773

Operating expenses                                        41,769            39,729              14,137          12,868
                                                        --------          --------            --------         -------

Operating income                                          14,296            12,193               4,413           3,905

Interest expense, net                                     15,635            15,242               5,293           5,089
                                                        --------          --------            --------         -------

Loss from continuing operations
   before income taxes, extraordinary
   charge and cumulative effect of
   accounting change                                      (1,339)           (3,049)               (880)         (1,184)

Provision (benefit) for income taxes                          --            (1,429)                 61            (474)
                                                        --------          --------            --------         -------

Loss from continuing operations
   before extraordinary charge and
   cumulative effect of accounting change                 (1,339)           (1,620)               (941)           (710)

Discontinued Operations - Ideal
   Income (loss) from discontinued
      operations, net of taxes                            (3,249)            1,300              (4,250)           (218)
   Loss on disposal, without tax benefit                 (38,343)                              (38,343)
                                                        --------          --------            --------         -------

Loss before extraordinary charge and
   cumulative effect of accounting change                (42,931)             (320)            (43,534)           (928)

Extraordinary charge, early retirement
   of debt, without tax benefit                           (6,625)               --              (6,625)             --

Cumulative effect of change in
  accounting for warehouse and
  catalog costs, without tax benefit                          --            (2,110)                 --              --
                                                        --------          --------            --------         -------

Net loss                                                $(49,556)          $(2,430)           $(50,159)        $  (928)
                                                        ========           =======            ========         =======

                                                      ..continued..

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                     (In Thousands, Except Per Share Data)

       For the Nine Months and Three Months Ended March 31, 1994 and 1993


                                                                  Nine Months Ended                   Three Months Ended
                                                                      March 31,                           March 31,
                                                             1994                 1993             1994               1993
                                                           --------             --------         --------           --------
Primary and fully diluted earnings
   (loss) per share:

   From continuing operations                              $ (.11)              $ (.14)           $ (.08)           $ (.06)

   Discontinued operations:
      Income (loss) from discontinued operations             (.28)                 .11              (.36)             (.02)
      Loss on disposal                                      (3.29)                  --             (3.28)               --

   Extraordinary charge                                      (.57)                  --              (.57)               --

   Cumulative effect of accounting
      change                                                   --                 (.18)               --                --
                                                           ------               ------            ------            ------

   Net loss                                                $(4.25)              $ (.21)           $(4.29)           $ (.08)
                                                           ======               ======            ======            ======



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                  WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)

                                       March 31, 1994 and June 30, 1993



                                                ASSETS


                                                                             March 31,                June 30,
                                                                               1994                     1993
                                                                             --------                 --------
                                                                                      (in thousands)
        CURRENT ASSETS:
          Cash                                                               $    529                 $    406
          Accounts receivable, net                                             37,297                   32,432
          Inventories                                                          77,929                   69,728
          Prepaid expenses                                                      4,800                    4,844
          Net assets held for sale                                                 --                   10,266
          Net assets (liabilities) of discontinued operations                    (500)                  29,156
                                                                             --------                 --------

            Total current assets                                              120,055                  146,832
                                                                             --------                 --------


        PROPERTY AND EQUIPMENT:
          Land                                                                  1,852                    1,420
          Buildings                                                            11,816                   11,172
          Equipment                                                            19,953                   18,229
                                                                             --------                 --------
                                                                               33,621                   30,821
          Less accumulated depreciation
            and amortization                                                  (16,675)                 (14,361)
                                                                             --------                 --------

          Property and equipment, net                                          16,946                   16,460
                                                                             --------                 --------

        COST OF BUSINESSES IN EXCESS OF
          NET ASSETS ACQUIRED, NET                                             24,955                   24,448

        OTHER ASSETS                                                           12,721                    9,311
                                                                             --------                 --------

                                                                             $174,677                 $197,051
                                                                             ========                 ========

                             The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                      WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)

                                          March 31, 1994 and June 30, 1993



                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             March 31,                June 30,
                                                                               1994                     1993
                                                                             --------                 --------
                                                                         (in thousands, except per share amounts)
         CURRENT LIABILITIES:
           Current portion of long-term debt                                 $  3,178                 $  2,493
           Accounts payable                                                    23,197                   18,604
           Accrued liabilities                                                 14,223                    6,548
                                                                             --------                 --------

             Total current liabilities                                         40,598                   27,645
                                                                             --------                 --------

         LONG-TERM DEBT, NET OF CURRENT PORTION                                32,602                   22,567

         SENIOR SECURED NOTES                                                  38,646                   38,563

         SUBORDINATED DEBT                                                    100,780                  100,780

         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value per share:
             Authorized and unissued 2,000 shares                                  --                       --
           Common Stock, $.01 par value per share:
             Authorized 22,000 shares; Issued 9,484
               at March 31, 1994 and 9,424 at
               June 30, 1993                                                       95                       94
           Class B common stock, $.01 par value
             per share:
               Authorized 6,000 shares; Issued
               2,229 at March 31, 1994 and
               2,238 at June 30, 1993                                              23                       23
           Paid-in capital                                                     18,598                   18,467
           Retained deficit                                                   (55,993)                  (6,437)
                                                                             --------                 --------
                                                                              (37,277)                  12,147
           Cumulative currency translation
             adjustments                                                         (672)                  (4,651)
                                                                             --------                 --------

               Total stockholders' equity (deficit)                           (37,949)                   7,496
                                                                             --------                 --------

                                                                             $174,677                 $197,051
                                                                             ========                 ========

                            The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                      WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                 For the Nine Months Ended March 31, 1994 and 1993



                                                                               1994                     1993
                                                                             --------                 --------
                                                                                       (in thousands)
        CASH FROM (USED FOR):
          OPERATIONS
            Loss from continuing operations                                  $( 1,339)                $ (1,620)
            Adjustments to reconcile loss
               from continuing operations:
            Depreciation and amortization                                       5,573                    5,696
            Changes in assets and liabilities:
             Accounts receivable                                               (1,026)                    (332)
             Inventories                                                       (6,537)                   1,336
             Prepaid expenses                                                     187                    1,954
             Accounts payable                                                   3,261                  (10,174)
             Accrued liabilities                                                1,038                     (549)
                                                                              --------                 --------
                 Net cash from provided by (used for)
                 continuing operations                                          1,157                   (3,689)

            Earnings (loss) from discontinued operations                       (3,249)                   1,300
            Loss on disposal of discontinued operations                       (38,343)                      --
            Other, net                                                          3,979                   (2,550)
            Change in net assets of discontinued operations                    29,656                      300
                                                                              --------                 --------
                 Net cash used for operating activities                        (6,800)                  (4,639)
                                                                              --------                 --------
          INVESTMENTS:
            Proceeds from sale of business                                      3,006                       --
            Capital expenditures                                               (2,280)                    (791)
            Change in other assets                                             (3,321)                  (1,811)
                                                                             --------                 --------
                 Net cash used for investments                                 (2,595)                  (2,602)
                                                                             --------                 --------
          FINANCING:
            Net borrowings under credit agreements                              9,848                    8,348
            Repayments of long-term debt                                         (330)                    (453)
            Dividends paid                                                         --                     (700)
                                                                             --------                 --------

                 Net cash from financing                                        9,518                    7,195
                                                                             --------                 --------
          NET INCREASE (DECREASE) IN CASH                                         123                      (46)

          BALANCE, BEGINNING OF PERIOD                                            406                      194
                                                                             --------                 --------
          BALANCE, END OF PERIOD                                             $    529                 $    148
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

                            March 31, 1994 and 1993

                    (in thousands, except per share amounts)

Management believes that the information furnished in the accompanying consolidated financial statements reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the nine months and three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1994 or any other period. The information reported in the consolidated financial statements and the notes below should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1993.

   1.    Business
         --------
         The Company believes that it is one of the leading suppliers of plumbing products to the home repair and remodeling market in the United States. The Company distributes plumbing, electrical and hardware products, in both packaged and bulk form, to do-it-yourself (D-I-Y) retailers, mass merchandisers, smaller independent retailers and plumbing, electrical repair and remodeling contractors. The Company performs ongoing credit evaluations of its customers' financial condition. The Company's largest customer accounted for approximately 12.3% and 11.5% of the Company's net sales from continuing operations for the nine months ended March 31, 1994 and 1993, respectively.

   2.    Consolidation and Prior-Year Reclassification
         ---------------------------------------------
         The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances are eliminated in consolidation.

         The accompanying June 30, 1993 balance sheet has been restated to reflect the discontinued operations discussed in Note 3 and the reclassification of certain debt amounts from current to long-term as a result of the Company's successful solicitation of consents to obtain waivers of certain covenant violations that existed at June 30, 1993 and the subsequent modification of certain of the Company's debt agreements. See Note 6.

   3.    Discontinued Operations - Ideal
         -------------------------------
         Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal Plumbing Group, Inc. (Ideal). Unlike the Company's U.S. operations which supply products to customers in the home repair and remodeling market through mass retailers, Ideal primarily serves customers in the Canadian new construction market
         through independent contractors.   Accordingly, Ideal is reported as a
         discontinued operation at March 31, 1994 and the consolidated financial statements have been reclassified to report separately Ideal's net assets and results of operations. Prior period consolidated financial statements have been reclassified to conform to the current period presentation.

         At the time the plan of disposition was adopted, the Company expected that the disposition would be accomplished through a sale of the business to a group of investors which included members of Ideal's management. Such transaction would have required the consent of Ideal's Canadian banks as borrowings under its bank credit agreements were collateralized by all of the assets and capital stock of Ideal. The bank considered the management group's acquisition proposal; however, the proposal was subsequently rejected. On May 5, 1994, without advance notice, the bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreement (borrowings under these agreements are non-recourse to Waxman Industries, Inc). The Company has not contested the bank's efforts to effect the orderly disposition of Ideal. As a result, the Company's ownership and control of Ideal is likely to cease prior to June 30, 1994.

         The estimated loss on disposal totals $38.3 million, without tax benefit, and represents a complete write-off of the Company's investment in Ideal. The loss includes the estimated loss on disposal, a provision for anticipated operating losses until disposal, provisions for other estimated costs to be incurred in connection with the disposal, and a $6.4 million foreign currency exchange loss which results from the elimination of the currency translation adjustments relating to Ideal. In accordance with SFAS No. 109, "Accounting for Income Taxes", any tax benefits relating to the loss on disposal have been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of such loss on disposal may be recognized in the future.

         Net liabilities of the discontinued operation at March 31, 1994 consist of current assets and plant, property and equipment, current liabilities and bank borrowings after deducting an allowance for the estimated loss on disposal and costs to dispose.

         Summary operating results of the discontinued operation for the periods presented are as follows:

                                   Nine Months Ended               Three Months Ended
                                       March 31                         March 31
                                  --------------------           -----------------------
                                    1994       1993               1994           1993
                                  -------     --------           ---------      --------
        Net sales                 $87,265     $118,455            $18,449       $31,371
        Costs and expenses         90,261      115,960             22,597        31,793
                                  -------     --------           ---------      --------
        Income (loss) before
          income taxes             (2,996)       2,495             (4,148)         (422)
        Income taxes                  253        1,195                102          (204)
                                  -------     --------           ---------      --------
          Net income (loss)       $(3,249)     $ 1,300            $(4,250)      $  (218)
                                  ========    ========           =========      ========

    4.  Earnings Per Share
        ------------------
        Primary earnings per share have been computed based on the weighted average number of shares and share equivalents outstanding, which totaled 11,674 and 11,666 for the three and nine months ended March 31, 1994, respectively. The weighted average number of shares and share equivalents outstanding totaled 11,662 for both the three and nine months ended March 31, 1993. Share equivalents include the Company's common stock purchase warrants. The conversion of the Company's Convertible Subordinated

        Debentures due March 15, 2007 into shares of common stock was not assumed in computing fully diluted earnings per share in either 1994 or 1993, as the effect would be antidilutive.

    5.  Income Taxes
         -----------
        Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The adoption of SFAS 109 had no effect on the Company's financial position or results of operations. In accordance with the provisions of SFAS 109, the Company is unable to tax benefit losses in the current period.

        The Company currently has $11.5 million of available domestic net operating loss carryforwards which expire in 2008. In addition, as a result of the anticipated disposition of Ideal, the Company currently estimates that it will have available additional net operating loss carry forwards of approximately $30 million.

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

    6.  Debt:
        ----

        A. Long-Term Debt
           --------------
           Long-term debt at March 31, 1994 consisted of the following:

                   Domestic revolving credit agreements                               $30,794
                   Other notes payable                                                  4,986
                                                                                      -------
                     Subtotal - long-term debt                                         35,780
                   Less: current portion                                               (3,178)
                                                                                       -------
                     Long-term debt, net                                               $32,602
                                                                                       -------

         The Company has a secured revolving credit facility with two banks which provides for availability of up to $30 million and expires on December 31, 1995. At June 30, 1993, a "cross-default" provision contained in the credit agreement would have been triggered, and borrowings thereunder would have been subject to acceleration if, due to a covenant violation related to the Senior Secured Notes (defined below), such notes were accelerated. As discussed in B. below, the Company has received consents from the requisite number of holders of the Senior Secured Notes to waive such covenant violation.

         In December 1993, Barnett Inc. (Barnett), a wholly-owned subsidiary of the Company, entered into a secured revolving credit facility with a domestic bank. The credit facility provides for availability of up to $5 million and expires on May 31, 1994. Borrowings under this facility are secured by substantially all of Barnett's assets. Interest on the unpaid principal is based on the bank's prime rate plus 1.5% or LIBOR plus 3%.

         In May 1994, both the domestic revolving credit facility and the Barnett revolving credit facility were terminated by the Company, and borrowings thereunder were refinanced as part of the Company's debt restructuring. See Note 9. Borrowings under the Barnett revolving credit facility at March 31, 1994 are classified as long-term debt as they were subsequently refinanced using proceeds from long-term debt obligations.

         B. Senior Secured Notes
            --------------------

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

         During November 1993, the Company completed a solicitation of consents from the holders of the Senior Secured Notes to waive noncompliance with the operating cash flow covenant and amend certain provisions of the Senior Secured Note indenture. Effectiveness of the waiver and amendments required the consent of holders of at least 66-2/3% of the outstanding principal amount of the securities. The effect of the consent was to cure the noncompliance with the operating cash flow covenant as well as amend the net worth and certain other financial covenants to relieve the Company of its obligation to offer to purchase $5 million of Senior Secured Notes on May 30, 1994 and provide that future compliance will not be negatively impacted by the Company's fiscal 1993 operating results or fluctuations in foreign currency on cumulative translation adjustments.

         During May 1994, the Company received requisite consents from the holders of the Senior Secured Notes to, among other things, permit the completion of the Company's debt restructuring (see Note 9) and eliminate any prospective defaults resulting from the adverse results and events relating to the Company's discontinued Canadian operations. See Note 9.

         C. Senior Subordinated Notes
            -------------------------

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

         During November 1993, the Company completed a solicitation of consents from the holders of the Subordinated Notes to waive the Company's obligation to offer to purchase on December 31, 1993 $10 million principal amount of the Subordinated Notes as well as amend certain provisions of the Subordinated Note indenture. Effectiveness of the waiver and amendments required the consent of holders of at least 66-2/3% of the outstanding principal amount of the Subordinated Notes. The effect of the consent was to relieve the Company of its obligation to offer to purchase $10 million Subordinated Notes on December 31, 1993 as well as amend the minimum net worth covenant to provide that future compliance will not be negatively impacted by the Company's cumulative currency translation adjustments.

         During May 1994, the Company refinanced $50 million of the Subordinated Notes. In addition, it received requisite consents from the holders of the Subordinated Notes to, among other things, permit the completion of the Company's debt restructuring and eliminate any prospective defaults which result from the adverse results and events relating to the Company's discontinued Canadian operations See Note 9.

         D. Convertible Subordinated Debentures
            -----------------------------------

         In March 1987, the Company issued 6-1/4% Convertible Subordinated Debentures (the Debentures) due March 15, 2007 of which approximately $2 million remained outstanding as of December 31, 1993. As a result of the Company's 1993 operating results, as well as the unfavorable impact of the decline in the Canadian dollar on cumulative currency translation adjustments, the Company's consolidated stockholders' equity was below the minimum net worth requirement under the Debenture indenture at both June 30, 1993 and September 30, 1993. As a result, the Company would have been required to make a purchase offer at December 31, 1993 for substantially all of the Debentures currently outstanding. However, in December 1993, the Company commenced and successfully completed a solicitation of consents from the holders of the Debentures to defer until April 30, 1994 the Company's obligation to offer to purchase $1.9 million of the Debentures. In connection with the solicitation, the interest rate on the Debentures was adjusted to 9.5% and the conversion price was reduced from $9.58 to $3.25 per share.

         On April 28, 1994, the Company made an offer to purchase $1.9 million of the Debentures. If the offer is accepted, such purchase is expected to be consummated on June 15, 1994.

   7.    Supplemental Cash Flow Information
         ----------------------------------

         Cash payments during the nine months ended March 31, 1994 and 1993 included income taxes of $401 and $635, and interest of $12,769 and $12,281 respectively.

   8.    Sale of Businesses
         ------------------

         At June 30, 1993, net assets held for sale in the accompanying consolidated balance sheets related to the proposed disposal of three operating entities in which the Company had entered into letters of intent with prospective buyers.

         During October 1993, the Company completed the sale of one of its Canadian operations, H. Belanger Plumbing Accessories, Ltd. (Belanger). The Company sold all of the capital stock of Belanger in exchange for approximately U.S. $3 million in cash and a U.S. $0.3 million promissory note. The promissory note, which matures on October 14, 1996, provides for three equal consecutive annual payments. Interest is payable annually at a rate of 7%. The loss on the sale of Belanger was approximately $3 million.

         The Company was unable to come to terms with the prospective buyer of the other two entities. At the present time, the Company is not engaged in any other negotiations with respect to the sale of these entities. As such, the consummation of a sale of these businesses is not expected to occur in the foreseeable future, if at all. Accordingly, these businesses are no longer reflected as net assets held for sale in the consolidated balance sheet at March 31, 1994.

   9.    Subsequent Events - Debt Restructuring and Extraordinary Charge
         ---------------------------------------------------------------
         A.  Debt Restructuring
             ------------------

        On May 20, 1994, the Company completed a restructuring of its debt which included a refinancing of $50 million of its Subordinated Notes as well as all borrowings under its existing domestic bank credit facilities. As part of the restructuring, the Company exchanged $50 million of its Subordinated Notes for $50 million initial accreted value of 12.75% Senior Secured Deferred Coupon Notes due 2004 (the Deferred Coupon Notes) along with detachable warrants to purchase 2.95 million shares of the Company's common stock. The Deferred Coupon Notes have no cash interest requirements until 1999. In addition, the Operating Companies (as defined below) entered into a new $55 million, four year, secured credit facility with an affiliate of Citibank, N.A., as agent,
        which includes a $20 million letter of credit subfacility.   The
        domestic credit facility, which has an initial term of three years will be extended for an additional year if the Senior Secured Notes have been redeemed within 33 months after the initial borrowing under the domestic credit facility. The domestic credit facility will be subject to
        borrowing base formulas.   Borrowings under the domestic credit facility
        will bear interest at (i) the per annum rate of 1.5% plus the highest of
        (a) the prime rate of Citibank, N.A., (b) the federal funds rate plus 0.5% and (c) a formula with respect to three month certificates of deposit of major United States money market banks or (ii) LIBOR plus 3.0%. These rates will be increased by 0.5% until such time as the domestic term loan, discussed below, has been repaid in full. These rates will be increased by 0.5% if Waxman USA achieves certain performance criteria based on the ratio of EBITDA to fixed charged. The facility will include a letter of credit subfacility of $20 million.
        The domestic credit facility will be secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of the Operating Companies and 65% of the capital stock of one subsidiary of TWI. The Operating Companies also entered into a $15.0 million three-year term loan with Citibank, N.A., as agent. The domestic term loan will bear interest at a rate per annum equal to 2.0% over the interest rate under the domestic credit facility and will be secured by a junior lien on the collateral under the domestic credit facility. A one-time fee of 1.0% of the principal amount outstanding under the domestic term loan will be payable if such loan is not repaid within 6 months after May 20, 1994. Principal payments on the domestic term loan of $1.0 million each will be required quarterly commencing at the end of the third quarter following May 20, 1994. The domestic term loan will be required to be prepaid if Waxman USA completes a financing sufficient to retire the Subordinated Notes, the Senior Secured Notes and the domestic term loan. The domestic term loan will contain negative, affirmative and financial covenants, conditions and events of default substantially the same as those under the domestic credit facility. The initial borrowings under the revolving credit facility (which totaled approximately $27.2 million) along with proceeds from the domestic term loan were used to repay all borrowings under the Company's existing domestic bank credit facilities as well as fees and expenses associated with the restructuring.

         B.  Corporate Restructuring
             -----------------------

         The Company has restructured (the "Corporate Restructuring") its domestic operations such that the Company will be a holding company whose only material assets will be the capital stock of its subsidiaries. As part of the Corporate Restructuring, the Company has formed (a) Waxman USA Inc. ("Waxman USA"), as a holding company for the subsidiaries that comprise and support the Company's domestic operations, (b) Waxman Consumer Products Group Inc., a wholly owned subsidiary of Waxman USA, to own and operate Waxman Industries' Consumer Products Group Division, and (c) WOC Inc. ("WOC"), a wholly owned subsidiary of Waxman USA, to own and operate Waxman USA's domestic subsidiaries, other than Barnett and Consumer Products. On May 20, 1994, the Company restructured its operation by (i) contributing the capital stock of Barnett to Waxman USA, (ii) contributing the assets and liabilities of the Consumer Products Division to Consumer Products, (iii) contributing the assets and liabilities of its Madison Equipment Division to WOC, (iv) contributing the assets and liabilities of its Medal Distributing Division to WOC, (v) merging U.S. Lock Corporation ("U.S. Lock") and LeRan Copper & Brass, Inc. ("LeRan"), each a wholly owned subsidiary of the Company, into WOC, (vi) contributing the capital stock of TWI, International, Inc. ("TWI") to Waxman USA and (vii) contributing the capital stock of Western American Manufacturing, Inc. ("WAMI") to TWI. The Operating Companies consist of Barnett, Consumer Products and WOC.


         C.  Extraordinary Charge
             --------------------

         As a result of the refinancing of the $50 million of Subordinated Notes as well as borrowings under the domestic bank credit facilities, the Company incurred an extraordinary charge which totaled $6.6 million, without tax benefit, and included the fees paid upon the exchange of the Subordinated Notes along with the accelerated amortization of unamortized debt discount and issuance costs. The Company has accrued for the extraordinary charge at March 31, 1994. The $6.6 million extraordinary charge is included in accrued liabilities in the accompanying balance sheet at March 31, 1994.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

   A.    Results of Operations
         ---------------------

   Overview
   --------

   Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal Plumbing Group Inc. (Ideal). Unlike the Company's U.S. Operations which supply products to customers in the home repair and remodeling market through mass retailers, Ideal primarily serves customers in the Canadian new construction market through independent contractors. This action was prompted by a number of factors which had adversely affected Ideal's results of operations over the past several years and more recently had resulted in severe liquidity problems and jeopardized Ideal's ability to continue conducting its operations. At the time the plan of disposition was adopted, the Company expected that the disposition would be accomplished through a sale of the business to a group of investors which included members of Ideal's management. Such transaction would have required the consent of Ideal's Canadian banks as borrowings under its bank credit agreements were collateralized by all of the assets and capital stock of Ideal. The bank considered the management group's acquisition proposal;
   however, the proposal was subsequently rejected.   On May 5, 1994, without
   advance notice, Ideal's Canadian bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements are non-recourse to Waxman Industries). The Company has not contested the bank's efforts to effect the orderly disposition of Ideal. As a result, the Company's ownership and control of Ideal is likely to cease prior to June 30, 1994. The estimated loss on disposal totals $38.3 million, without tax benefits, and represents a complete write-off of the Company's investment in Ideal. See Note 3 to Notes to Consolidated Financial Statements.

   At March 31, 1994, Ideal is reported as a discontinued operation and the Company's consolidated financial statements have been reclassified to report separately Ideal's net assets and results of operations. Prior period consolidated financial statements have been reclassified to conform to the current period presentation.

   Net Sales
   ---------

   Net sales from the Company's continuing operations for the 1994 third quarter totaled $52.3 million, compared with $48.6 million in the 1993 third quarter, an increase of 7.7%. Net sales for the 1994 nine month period increased 4.1%, from $154.0 million to $160.2 million. The Company's net sales were adversely affected by the sale of H. Belanger Plumbing Accessories (Belanger) in October 1993. Net sales increased 6.5% and 11.6% for the nine months and three months ended March 31, 1994, respectively, after excluding the impact of Belanger. The net sales increases are primarily the result of the continued growth of the Company's Barnett Inc. subsidiary (Barnett). Barnett's net sales increased 16.5% from $20.6 million in the 1993 third quarter to $24.0 million in the 1994 third quarter and 14.2% from $61.2 million in the 1993 nine month period to $69.9 million
   in the 1994 nine month period.   New product introductions accounted for
   $2.2 million and $5.0 million of the increases for the 1994 third quarter and nine month period, respectively. The remainder of Barnett's increases were the result of opening additional mail order warehouses, as well as the growth of Barnett's existing customer base. Barnett opened two additional warehouses during the 1994 nine month period, increasing the total number of warehouses to 28. Also contributing to the increases in net sales were higher net sales from the Company's Consumer Products division (Consumer Products). Consumer Product's net sales increased 9.8% from $15.7 million in the 1993 third quarter to $17.2 million in the 1994 third quarter and 4.5% from $50.9 million in the 1993 nine month period to $53.2 million in the 1994 nine month period. The increase in Consumer Product's net sales is primarily the result of the sale of additional product lines to several of its existing customers.

   Gross Profit
   ------------

   The Company's gross margins increased from 34.5% for the 1993 third quarter to 35.5% for the 1994 third quarter and increased from 33.7% in the 1993 nine month period to 35.0% in the 1994 nine month period. The increase in the Company's gross margins is primarily a result of improved margins at Barnett. Barnett's gross margins have been favorably impacted by increased sales of higher margin proprietary branded products. The favorable impact of Barnett's margins was offset, in part, by lower gross margins at Consumer Products. Consumer Products' margins declined as a result of proportionately lower sales of higher margin packaged products, as well as competitive pressures within its market.

   Operating Expenses
   ------------------

   Operating expenses from the Company increased 9.9% for the 1994 third quarter from $12.9 million in the 1993 third quarter to $14.1 million in the 1994 third quarter and 5.1% for the 1994 nine month period from $39.7 million in the 1993 nine month period to $41.8 million in the 1994 nine month period. These increases were due primarily to increases in operating expenses for Barnett. Barnett's operating expenses increased approximately $0.9 million in the 1994 third quarter and $2.5 million in the 1994 nine month period. These increases primarily related to higher catalog costs as well as the opening of new mail order warehouses during the 1994 nine month period.

   Operating Income
   -----------------

   The Company's operating income totaled $4.4 million or 8.4% of net sales and $3.9 million or 8.0% of net sales for the 1994 and 1993 third quarters, respectively. For the 1994 and 1993 nine month periods, operating income totaled $14.3 million or 8.9% of net sales and $12.2 million or 7.9% of net sales, respectively.

   The Company's operating income increased 13.1% and 17.3% for the 1994 third quarter and nine month period, respectively, as compared with the prior year periods. Excluding the impact of Belanger which was sold in October 1993, operating income increased 14.9% and 18.8%, respectively. The improved operating income was the result of higher gross margins offset, in part, by increased operating expenses.

   Interest Expense
   ----------------

   The Company's interest expense totaled $5.3 million for the 1994 third quarter, compared with $5.1 million for the 1993 third quarter. Interest expense totaled $15.6 million for the 1994 nine month period, compared with $15.2 million for the 1993 nine month period. Average borrowings outstanding increased from $158.7 million and $158.1 million in the 1993 third quarter and nine month periods, respectively, to $172.4 million and $168.5 million for the same periods in the current year. The increase in average borrowings outstanding is due to increased working capital needs relating to the growth of the Company's operations. The weighted average interest rate decreased from 12.6% in both the 1993 third quarter and nine month period, respectively, to 12.0% and 12.1% in each of the same periods in the current fiscal year.

   Income Taxes
   ------------

   In accordance with the provisions of SFAS 109, the Company is unable to
   benefit losses in the current year.   The Company has $11.5 million of
   available domestic net operating loss carryforwards which expire in 2008, the benefit of which has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations. See Note 5 for a discussion of anticipated additional net operating losses which would result from the disposition of Ideal.

   Loss From Continuing Operations
   -------------------------------

   The Company's loss from continuing operations for the 1994 third quarter totaled $0.9 million compared with a loss of $0.7 million in the 1993 third quarter. For the 1994 nine month period, the loss from continuing operations totaled $1.3 million compared with a loss of $1.6 million in the 1993 nine month period. The increase in the loss from continuing operations in the current year periods is due to the Company's inability to tax benefit losses in the current year.

   Discontinued Operations
   -----------------------

   The Company's net loss from discontinued operations for the 1994 third quarter totaled $4.2 million, compared with a net loss of $0.2 million in the 1993 third quarter. For the 1994 nine month period, the net loss from discontinued operations totaled $3.2 million, compared with net income of $1.3 million in the 1993 nine month period. The Company recognized a loss on the disposal of Ideal of approximately $38.3 million in the 1994 third quarter.

   Extraordinary Charge
   --------------------

   The Company recognized a $6.6 million extraordinary charge, without tax benefit, in the 1994 third quarter as a result of the refinancing of the $50 million of Subordinated Notes as well as borrowings under the domestic bank credit facilities. The extraordinary charge included the fees paid upon the exchange of the Subordinated Notes along with the accelerated amortization of unamortized debt discount and issuance costs.

   Net Loss
   --------

   The Company's net loss (including those relating to Ideal) for the 1994 third quarter totaled $50.2 million, compared with a loss of $0.9 million in the 1993 third quarter. For the 1994 nine month period, the net loss totaled $49.6 million compared with a net loss of $2.4 million in the 1993 nine month period. The 1993 nine month period includes a $2.1 million charge for the cumulative effect of a change in accounting for warehouse and catalog costs, which was made during the fourth quarter of fiscal 1993 and was applied retroactively to July 1, 1992.

   B.    Liquidity and Capital Resources
         -------------------------------

   On May 20, 1994, the Company completed a financial restructuring which was undertaken to modify the Company's capital structure to facilitate the growth of its domestic businesses by reducing cash interest expense and increasing the Company's liquidity. See Note 9 to Notes to Consolidated Financial Statements.

   As part of the restructuring, the Company exchanged $50 million of its 13-3/4% Senior Subordinated Notes due 1999 (the Subordinated Notes) for $50 million initial accreted value of 12-3/4% Senior Secured Deferred Coupon Notes due 2004 (the Deferred Coupon Notes). Approximately $48.8 million of the Subordinated Notes remain outstanding. The Deferred Coupon Notes have no cash interest requirements until June 1, 1999. As a result of the exchange, the Company's cash interest requirements have been reduced by approximately $6.9 million annually for five years. In addition, the $50 million of Subordinated Notes exchanged can be used to satisfy the Company's mandatory redemption requirements with respect to such issue and, as such, the $20 million mandatory redemption payments due on June 1, 1996 and 1997 have been satisfied and the mandatory redemption payment due on June 1, 1998 has been reduced to $8.8 million. The Company does, however, continue to have annual mandatory redemption payments of $17.0 million commencing on September 1, 1996 with respect to its Senior Secured Notes due 1998.

   In connection with the refinancing, the Operating Companies entered into a new $55 million secured revolving credit facility with three banks as well as a $15 million term loan. The secured revolving credit facility, which provides for availability up to $55 million subject to borrowing base formulas, expires on May 20, 1997; however, the facility will be extended until May 20, 1998 if certain refinancing conditions have been satisfied. The Company expects that availability under the revolving credit facility will be approximately $21 million after the initial borrowing. The term loan expires on May 20, 1997 and requires principal payments of $1.0 million per quarter commencing on March 1, 1995. See Note 9A to Notes to Consolidated Financial Statements for a more complete discussion of the new domestic credit facility and domestic term loan.

   On April 28, 1994, the Company made a mandatory offer to purchase $1.9 million of its 9.25% Convertible Subordinated Debentures due 2007. If such offer is accepted, the purchase is expected to be consummated on June 15, 1994.

   The Company does not have any commitments to make substantial capital expenditures. However, the Company does expect to open 3 to 4 Barnett warehouses over the next twelve months. The average cost to open a Barnett warehouse is approximately $0.5 million.

   The Company expects to incur approximately $0.5 million of costs relating to the disposition of Ideal.

   As a result of the issuance of the Deferred Coupon Notes which reduces cash interest requirements by $6.9 million annually until June 1, 1999, the Company believes that funds generated from operations along with funds available under the Company's revolving credit facility will be sufficient to satisfy the Company's liquidity requirements for the next twelve months as well as until the revolving credit facility expires.

   Discussion of Cash Flows
   ------------------------

   For the 1994 nine month period, the Company's continuing operations generated $1.2 million of cash flow from operations which included a use of $3.1 million of cash for increased working capital. The Company's working capital levels have increased in response to its higher net sales levels. Cash flow used for investments totaled $2.6 million. During October 1993, the Company generated approximately $3.0 million of cash from the sale of Belanger. Capital expenditures totaled approximately $2.3 million in the 1994 nine month period. Changes in other assets increased approximately $3.3 million as a result of costs associated with the refinancing. Financing activities generated approximately $9.5 million of cash flow as the Company increased amounts outstanding under its revolving credit facilities.

PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

       a.  No exhibits required.

       b. There were no reports on Form 8-K filed during the quarter.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WAXMAN INDUSTRIES, INC.
                                                  -----------------------
                                                  Registrant


Date:  May 23, 1994                              By:_________________________
                                                     Neal R. Restivo
                                                     Vice President, Finance and
                                                     Chief Financial Officer