Form 10-K
period 1994-06-30
WAXMAN INDUSTRIES INC
filed 1994-09-27
CIK 105096

                                      712
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
- - -----   OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994
                                      OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- - -----   OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 0-5888

                            WAXMAN INDUSTRIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   34-0899894
         (STATE OF INCORPORATION)         (I.R.S.EMPLOYER IDENTIFICATION NUMBER)
          24460 AURORA ROAD,
        BEDFORD HEIGHTS, OHIO                                   44146
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (216) 439-1830
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        (NAME OF EACH
        (TITLE OF EACH CLASS)                   EXCHANGE ON WHICH REGISTERED)
        ---------------------                   -----------------------------
    Common Stock, $.01 par value                   New York Stock Exchange
                                                    Chicago Stock Exchange

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
                                                   Yes  x  No
                                                        -      -
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     _____

         Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 12, 1994: $15,033,964

         Number of shares of Common Stock outstanding as of September 12, 1994:

                  Common Stock                      9,491,457
                  Class B Common Stock              2,220,705

                      DOCUMENTS INCORPORATED BY REFERENCE

         Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 1994, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

         The Company consists of Waxman Industries, Inc. and its wholly-owned subsidiaries.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company believes that it is one of the leading suppliers of plumbing products to the home repair and remodeling market in the United States. The Company conducts its business primarily through its wholly-owned subsidiaries Barnett Inc. ("Barnett"), and Waxman Consumer Products Group Inc. ("Consumer Products"). The Company distributes plumbing, electrical and hardware products, in both packaged and bulk form, to over 47,000 customers in the United States, including do-it-yourself ("D-I-Y") retailers, mass merchandisers, smaller independent retailers and plumbing and electrical repair and remodeling contractors. The Company's consolidated net sales from continuing operations were $215.1 million in fiscal 1994.

         The Company's domestic business is conducted primarily through Barnett and Consumer Products. Through their nationwide network of warehouses and distribution centers, Barnett and Consumer Products provide their customers with a single source for an extensive line of competitively priced quality products. The Company's strategy of being a low-cost supplier is facilitated by its purchase of a significant portion of its products from low-cost foreign sources. Barnett's marketing strategy is directed predominantly to repair and remodeling contractors and independent retailers, as compared to Consumer Products' strategy of focusing on mass merchandisers and larger Do-It-Yourself ("D-I-Y") retailers.

         Based on management's experience and knowledge of the industry, the Company believes that Barnett is the only national mail order and telemarketing operation distributing plumbing, electrical and hardware products in the United States. Barnett's marketing strategy is comprised of frequent catalog and promotional mailings, supported by 24-hour telemarketing operations. Barnett has averaged 15% net sales growth per annum during the period from fiscal 1992 through fiscal 1994 as a result of (i) the expansion of its warehouse network to increase its market penetration, (ii) the introduction of new product offerings and (iii) the introduction of an additional catalog targeted at a new customer base. Barnett's net sales were $95.2 million in fiscal 1994.

         Consumer Products markets and distributes its products to a wide variety of retailers, primarily national and regional warehouse home centers, home improvement centers and mass merchandisers. An integral element of Consumer Products' marketing strategy of serving as a single source supplier is offering mass merchandisers and D-I-Y retailers innovative comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products' customers currently include national retailers such as Kmart, Builders Square, Sears, Home Depot and Wal-Mart, as well as large regional D-I-Y retailers. According to the most recent rankings of the largest D-I-Y retailers published by National Home Center News, an industry trade publication, Consumer Products' customers include 16 of the 25 largest D-I-Y retailers in the United States. Management believes that Consumer Products is the only supplier to the D-I-Y market that carries a complete line of plumbing, electrical and floor protective hardware products, in both package and bulk form. Consumer Products' net sales were $70.7 million in fiscal 1994 and have remained generally consistent since fiscal 1992.

         The Company, through its smaller operations, also distributes a full line of security hardware products and copper tubing, brass fittings and other related products. Net sales from these other operations were $47.7 million in fiscal 1994.

BUSINESS STRATEGY

         The Company's business strategy is designed to capitalize on the growth prospects for Barnett and Consumer Products. The Company's current strategy includes the following elements:

         o Expansion of Barnett. Since its acquisition in 1984, Barnett's net sales and operating income have grown at compound annual growth rates of 11.7% and 13.2%, respectively, as a result of (i) the expansion of its warehouse network,
                 (ii) the introduction of new product offerings and (iii) the introduction in January 1992 of an additional catalog targeted at a new customer base. The Company intends to continue to expand Barnett's national warehouse network and expects to open as many as four new warehouses during each of the next several fiscal years. Barnett expects to fund this expansion using cash flow from operations and/or available borrowing under its secured revolving credit facility. Barnett also intends to continue expanding its product offerings, allowing its customers to utilize its catalogs as a means of one-stop shopping for many of their needs. In an effort to further increase profitability, Barnett is also increasing the number of higher margin product offerings bearing its proprietary trade names and trademarks.

         o Enhance Competitive Position of Consumer Products. During the past 24 months, Consumer Products has restructured its sales and marketing functions in order to better serve the needs of its existing and potential customers. Consumer Products restructured its sales department by defining formal regions of the country for which regional sales managers would have responsibility. Prior to the restructuring, sales managers had responsibility for specific customers without regard to location. In addition, as part of the restructuring, in fiscal 1993 a marketing department was established separate and apart from the sales department. The marketing department is staffed with product managers who are responsible for identifying new product programs. The restructuring of the sales and marketing departments is complete at this time. Consumer Products' strategy is to achieve consistent growth by expanding its business with existing customers and by developing new products and new customers. In order to increase business with existing customers, Consumer Products is focusing on developing strategic alliances with its customers. Consumer Products seeks to (i) introduce new products within existing categories, as well as new product categories, (ii) improve customer service, (iii) introduce full service marketing programs and (iv) achieve higher profitability for both the retailer and Consumer Products. Management believes that Consumer Products is well positioned to benefit from the trend among many large retailers to consolidate their purchases among fewer vendors.

CORPORATE RESTRUCTURING AND REORGANIZATION

         On May 20, 1994, the Company issued Series A 12.75% Senior Secured Deferred Coupon Notes Due 2004 having an initial accreted value of $50 million (the "Deferred Coupon Notes") together with warrants (the "Warrants") to purchase 2.95 million shares of common stock, par value $.01 per share, of the Company ("Common Stock") in exchange for $50 million aggregate principal amount of the Company's outstanding 13.75% Senior

Subordinated Notes due June 1, 1999 (the "Senior Subordinated Notes") pursuant to a private exchange offer (the "Private Exchange Offer") which was a part of a series of interrelated transactions (the "Reorganization"). In addition to the Private Exchange Offer, the components of the Reorganization included (i) the solicitation of the consents of the holders of the Senior Subordinated Notes to certain waivers of and the adoption of certain amendments to the indenture governing the Senior Subordinated Notes (the "Senior Subordinated Consent Solicitation"), (ii) the establishment of a $55 million revolving credit facility (the "Domestic Credit Facility") and a $15 million term loan (the "Domestic Term Loan"); and together with the Domestic Credit Facility, (the "Debt Financing"), (iii) the solicitation of the consents of the holders of the Company's 12.25% Fixed Rate and Floating Rate Senior Secured Notes due September 1, 1998 (Senior Secured Notes") to certain waivers of and the adoption of certain amendments to the indenture governing the Senior Secured Notes (the 12.25% Consent Solicitation") and (iv) the repayment of the borrowings under the Company's then existing domestic revolving credit facilities (including $27.6 million under the Company's then existing working capital credit facility and $1.2 million under the $5.0 million revolving credit facility of Barnett (the "Barnett Financing").

         During fiscal 1994, the Company restructured (the "Corporate Restructuring") its domestic operations such that the Company is now a holding company whose only material assets are the capital stock of its subsidiaries. As part of the Corporate Restructuring, the Company formed (a) Waxman USA Inc. ("Waxman USA") as a holding company for the subsidiaries that comprise and support the Company's domestic operations, (b) Waxman Consumer Products Group Inc. ("Consumer Products"), a wholly owned subsidiary of Waxman USA, to own and operate Consumer Products Group Division, and (c) WOC Inc. ("WOC"), a wholly owned subsidiary of Waxman USA, to own and operate Waxman USA's domestic subsidiaries, other than Barnett Inc. ("Barnett") and Consumer Products. On May 20, 1994, the Company completed the Corporate Restructuring by (i) contributing the capital stock of Barnett to Waxman USA, (ii) contributing the assets and liabilities of the Consumer Products Group Division to Consumer Products, (iii) contributing the assets and liabilities of its Madison Equipment Division to WOC, (iv) contributing the assets and liabilities of its Medal Distributing Division to WOC, (v) merging U.S. Lock Corporation ("U. S. Lock") and LeRan Copper & Brass, Inc. ("LeRan"), each a wholly owned subsidiary of the Company, into WOC, (vi) contributing the capital stock of TWI, International, Inc. ("TWI") to Waxman USA and (vii) contributing the capital stock of Western American Manufacturing, Inc. ("WAMI") to TWI. The Operating Companies consist of Barnett, Consumer Products and WOC. This restructuring was accounted for based upon each entities historical carrying amounts with no impact on the accompanying consolidated financial statements.

DISCONTINUED OPERATIONS - IDEAL

         Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal Plumbing Group, Inc. ("Ideal"). Unlike the Company's U.S. operations which supply products to customers in the home repair and remodeling market through mass retailers, Ideal primarily served customers in the Canadian new construction market through independent contractors. Accordingly, Ideal is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately Ideal's net assets and results of operations. Prior period consolidated financial statements have been reclassified to the current period presentation.

         At the time the plan of disposition was adopted, the Company expected that the disposition would be accomplished through a sale of the business to a group which included members of Ideal's management. Such transaction would have required the consent of Ideal's Canadian banks as borrowings under its bank credit agreements were collateralized by all of the assets and capital stock of Ideal. The bank considered the management group's acquisition proposal, however the proposal was subsequently rejected. On May 5, 1994, without advance notice, the bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements are non-recourse to Waxman Industries, Inc.). The Company has not contested the bank's efforts to effect the orderly disposition of

Ideal. On May 30, 1994, Ideal was declared bankrupt by the Canadian courts and, as a result, the Company's ownership and control of Ideal effectively ceased on such date. Upon petition of Ideal's Canadian lenders, a trustee was appointed to liquidate the assets of Ideal. The Company has been advised that Ideal is no longer operating and the liquidation process is continuing at the present time. The Company has no liability to the creditors of Ideal as a result of Ideal's bankruptcy. The estimated loss on disposal totaled $38.3 million, without tax benefits, and represents a complete write-off of the Company's investment in Ideal. See Note 2 to Notes to Consolidated Financial Statements.

BARNETT

         Barnett markets over 10,000 products to more than 33,000 active customers through comprehensive quarterly catalogs, supplemented by monthly promotional flyers and supported by telemarketing operations. Barnett services its customers, who are primarily plumbing and electrical contractors serving the repair and remodeling markets, and independent retailers, through its growing, nationwide network of 28 mail order warehouses. Barnett also distributes a specialized quarterly catalog of maintenance products (also supplemented by monthly promotional flyers) that is directed only to customers responsible for the maintenance of hotels, motels, office buildings, health care facilities and apartment complexes. The Company believes that this marketing strategy effectively positions Barnett to continue to expand its customer base and increase sales to existing customers. In fiscal 1994, Barnett's largest customer accounted for less than 2% of the Company's continuing operations' net sales and its top-ten customers accounted for less than 6% of the Company's continuing operations' net sales. Barnett's average sale is $240. Barnett's net sales were $95.2 million in fiscal 1994.

         Barnett was acquired by the Company in 1984. Since the acquisition, Barnett has increased its number of warehouses from three to 28 and the number of items in its catalog from 2,000 to 10,000. During this period, the number of active accounts serviced by Barnett increased from 6,000 to over 33,000. Barnett has added nine warehouses during the last three full fiscal years including two warehouses in fiscal 1994. Barnett plans to open up to four warehouses annually for the next several years. Barnett has been able to maintain its overall operating margins throughout its expansion.

         Based on management's experience and knowledge of the industry, the Company believes, in the absence of any applicable statistics, that Barnett is the only national mail order and telemarketing operation distributing plumbing, electrical and hardware products in the United States. The Company believes that Barnett has significant advantages over its regional and national competitors. Due to its size and volume of purchases, Barnett is able to obtain purchase terms which are more favorable than those available to its competition, enabling it to offer prices which are generally lower than those available from its competitors. In addition to Barnett's competitive pricing strategy, by offering over 10,000 products, Barnett is able to provide its customers with a single source of supply for many of their needs.

  Marketing and Distribution

         Barnett markets its products nationwide principally through regular catalog and promotional mailings to existing and potential customers, supported by telemarketing operations providing 24-hour, toll-free ordering and an expanding network of 28 warehouses allowing for delivery to customers generally within one day of the receipt of an order. The telemarketing operations are utilized to make telephonic sales presentations to certain potential customers only after these customers have received written promotional materials. Barnett's telemarketing operations are centralized in Jacksonville, Florida.

  Catalogs

         Barnett's in-house art department produces the design and layout for its catalogs and promotional mailings, including the quarterly catalog, the monthly promotional flyers and Barnett's catalog of maintenance products. Barnett's catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.

         Barnett mails its principal catalog, containing plumbing, electrical and hardware products, to over 33,000 active customers, including hardware and building supply stores, lumberyards and plumbing, electrical repair and remodeling contractors. The quarterly catalog is supplemented by monthly promotional flyers mailed to approximately 180,000 active and potential customers. In January 1992, Barnett introduced a new catalog of maintenance products designed to appeal to customers responsible for the maintenance of hotels, motels, healthcare facilities, office buildings and apartment complexes. Since the maintenance catalog was introduced in 1992, Barnett has added approximately 6,000 new maintenance accounts.

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

  Telemarketing

         Barnett's telemarketing operations have been designed to make ordering its products as convenient and efficient as possible. Barnett offers its customers a nationwide toll-free telephone number which accepts orders on a 24-hour basis. Calls are handled by members of Barnett's well-trained staff of 47 telemarketers who utilize Barnett's proprietary, on-line order processing system. This system provides the telemarketing staff with access to information about products, pricing and promotions which enables them to better serve the customer. Barnett's telemarketing staff handles approximately 1,600 incoming calls per day.

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

  Warehouses

         Barnett currently has four warehouses in Texas, three in Florida and two in each of Pennsylvania, New York and California. The remaining 15 warehouses are dispersed among an equal number of states. Barnett's warehouses are located in areas meeting certain criteria for overall population and potential customers. Typical warehouses have approximately 15,000 to 18,000 square feet of space of which up to 600 square feet are devoted to over-the-counter sales. Barnett has initiated a program to enlarge product displays in the counter area of the warehouses in order to display the breadth of its expanding product line.

         Barnett's experience indicates that customers prefer to order from local suppliers and that many local tradespeople prefer to pick up their orders in person rather than to have them delivered. Therefore, Barnett intends to continue the expansion of its warehouse network in order to reduce the distance between it and the customer. For the year ended June 30, 1994, approximately 24% of Barnett's net sales were picked up by Barnett's customers.

         The factors considered in site selection include the number of prospective customers in the local target area, the existing sales volume in such area and the availability and cost of warehouse space, as well as other demographic information. From its experience in opening 25 new warehouses since its acquisition by the Company, Barnett has gained substantial expertise in warehouse site selection, negotiating leases, reconfiguring space to suit its needs, and stocking and opening new warehouses. The average investment required to open a warehouse is approximately $500,000, including approximately $250,000 for inventory.

  Products

         Barnett markets an extensive line of over 10,000 plumbing, electrical and hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows Barnett to serve as a single source supplier for many of its customers. Over the past two years, Barnett has added approximately 1,400 new products, including a new line of builders' hardware and light bulbs. Many of these products are higher margin products bearing Barnett's proprietary trade names and trademarks. Barnett tracks sales of new products the first year they are offered and new products that fail to meet specified sales criteria are discontinued. Barnett believes that its customers respond favorably to the introduction of new product lines in areas that allow the customers to realize additional cost savings and to utilize Barnett's catalogs as a means of one-stop shopping for many of their needs.

         In an effort to further increase profitability and to further enhance Barnett's reputation as a leading supplier of plumbing, electrical and hardware products, Barnett is presently increasing the number of its higher margin product offerings bearing its proprietary trade names and trademarks. Proprietary products offer customers high quality, lower cost alternatives to the brand name products Barnett also sells. Barnett's catalogs and monthly promotional flyers emphasize the comparative value of such items. Barnett's products are generally covered by a one year warranty, and returns (which require prior authorization from Barnett) have historically been immaterial in amount.

         The following is a discussion of Barnett's principal product groups:

         Plumbing Products. Barnett's plumbing products include faucets and faucet parts, sinks, disposals, vanities and cabinets, tub and shower accessories, and toilets and toilet tank repair items. Barnett's plumbing products are sold under its proprietary trademarks Premier(TM) and Regent(TM). Barnett also sells branded products of leading plumbing manufacturers.

         Electrical Products. Barnett's electrical products include such items as light bulbs, light fixtures, circuit panels and breakers, switches and receptacles, wiring devices, chimes and bells, telephone and audio/video accessories and various appliance repair items. Certain of Barnett's electrical products are sold under its own proprietary trademarks, such as Premier(TM) light bulbs, and the proprietary trademarks of leading manufacturers of electrical supplies.

         Hardware Products. Barnett sells a broad range of hardware products, including hand tools and power tools, patio and closet door repair accessories, window hardware, paint supplies, fasteners, safety equipment, cleaning supplies and garden hoses and sprinklers.

CONSUMER PRODUCTS

         Consumer Products markets and distributes approximately 9,000 products to a wide variety of retailers, primarily D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Representative of Consumer Products' large national retailers are Kmart, Builders Square, Sears, Home Depot and Wal-Mart. Representative of Consumer Products' large regional D-I-Y retailers are Channel Home Centers and Fred Meyer Inc. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 16 of the 25 largest D-I-Y retailers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Management believes that Consumer Products is the only supplier to the D-I-Y market that carries a complete line of plumbing, electrical and floor protective hardware products, in both packaged and bulk form. Consumer Products also offers certain of its customers the option of private label programs. The Company believes that Consumer Products will benefit from the continued growth of the D-I-Y market which, according to Do-It-Yourself Retailing, an industry trade publication, is expected to expand at a compound annual rate of 8% over the next three years as well as from the expected growth of existing customers, several of which have announced expansion plans.

         In fiscal 1994, K-Mart and its subsidiary Builder's Square, accounted for approximately 13% of the Company's continuing operations' net sales. No other customer was responsible for more than 2% of the Company's continuing operations' net sales in fiscal 1994. Consumer Products' top ten customers accounted for approximately 25% of the Company's continuing operations' net sales in fiscal 1994.

         During the 1980's, Consumer Products significantly expanded its business through a combination of internal growth and strategic acquisitions. The Company's acquisition strategy focused on businesses which marketed similar or complementary product lines to customers or markets not previously served or through channels not previously utilized by the Company. In recent years, Consumer Products has integrated the acquired businesses to enhance the Company's purchasing power, improving operating efficiencies and enabling Consumer Products to cross-sell a broader range of products to a larger customer base. These improvements have enabled Consumer Products to withstand financial downturns suffered by several important regional retailers to whom Consumer Products sells its products and to significantly increase its sales to several national retailers. Consumer Products' net sales were $70.7 million in fiscal 1994.

         In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. During the past 24 months, Consumer Products has restructured its sales and marketing functions in order to better position itself to meet the demands of the retailers. Management believes that its strategy of developing new products and forming strategic alliances with its customers will enable Consumer Products to effectively compete and achieve consistent growth. Consumer Products supplies products to its customers pursuant to individual purchase orders and has no long-term written contracts with its customers.

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

         Consumer Products' sales and service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also file reports with Consumer Products, enabling it to stay abreast of changing consumer demand and identify developing trends. In order to support its customers' "just-in-time" requirements, Consumer Products has significantly improved its EDI capabilities, so as to reduce their inventory levels and increase returns on investment.

         Consumer Products operates and distributes its products through four strategically located distribution facilities in Cleveland, Ohio, Lancaster, Pennsylvania, Dallas, Texas and Reno, Nevada.

  Products

         The following is a discussion of the principal product groups:

         Plumbing Products. Consumer Products' plumbing products include valves and fittings, rubber products, repair kits and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R), PlumbKing(R), Plumbline(TM) and KF(R). In addition, Consumer Products offers certain of its customers the option of private label programs. Consumer Products also offers proprietary lines of faucets under the trade name Premier(R), as well as a line of shower and bath accessories under the proprietary trade name Spray Sensations(TM).

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

OTHER OPERATIONS

         The Company has several other operations, which are conducted through WOC Inc. and TWI International Inc. These operations, which in the aggregate generated net sales in fiscal 1994 of $47.7 million, accounted for approximately 22.1% of the net sales from the Company's continuing operations during the period. The most significant of these operations are U.S. Lock, a supplier of security hardware products, and LeRan Copper & Brass ("LeRan"), a supplier of copper tubing and specialty plumbing products. U. S. Lock and LeRan, as well as Madison Equipment and Medal Distributing, are operated as separate divisions of WOC. TWI includes the foreign sourcing and packaging operations which support the Company's continuing operations.

  U.S. Lock

         U.S. Lock, which was acquired by the Company in 1988, carries a full line of security hardware products, including locksets, door closers and locksmith tools. Many of these products are sold under the U.S. Lock(R) and Legend(TM) trademarks. U.S. Lock markets and distributes its products primarily to locksmiths through a telemarketing sales team. U.S. Lock's telemarketing effort is supplemented with a catalog that is mailed annually to 6,000 existing customers and promotional flyers. Since its acquisition by the Company, U.S. Lock has increased its number of warehouses from one to four, three of which are shared with Barnett. Shared facilities allow the Company to realize additional efficiencies by consolidating space requirements and reducing personnel costs.

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

  Other

         WOC's other operations also include its Madison Equipment division, a supplier of electrical products, and its Medal Distributing division, a supplier of hardware products.

PURCHASING, PACKAGING AND ASSEMBLY

         Products bearing the Company's proprietary trade names and trademarks are assembled and packaged in its Taiwan, Mainland China and Mexico facilities. The products packaged in Taiwan and China are purchased locally in bulk and, after assembly and packaging, are shipped to the Company's various distribution centers in the United States. The Company also outsources the packaging of certain products. For the year ended June 30, 1994, products purchased overseas, primarily from Taiwan, accounted for approximately 27.2% of the total product purchases made by the Company's continuing operations.

         TWI, through its subsidiaries, operates the Taiwan and Mainland China facilities, which assemble and package plumbing and electrical products. In addition, the facility in Mainland China manufactures and packages plastic floor protective hardware. The Company believes that these facilities give it competitive advantages, in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States.

         During fiscal 1991, the Company purchased Western American Manufacturing Inc. ("WAMI"), a small manufacturer of plumbing pipe nipples in Tijuana, Mexico. Pipe nipples are short lengths of pipe from 1/2 of an inch to 6 feet long, threaded at each end. As a result of this acquisition, the Company is vertically integrated in the manufacture and distribution of pipe nipples. Since the acquisition, in order to take advantage of lower labor costs, the Company has relocated certain of its United States packaging operations to TWI's WAMI subsidiary in Mexico.

         Substantially all of the other products purchased by the Company are manufactured for it by third parties. The Company estimates that it purchases products and materials from over approximately 1,300 suppliers and is not dependent on any single unaffiliated supplier for any of its requirements.

         The following table sets forth the approximate percentage of net sales attributable to the Company's principal products groups:

                                            1994             1993             1992
                                           -----            -----            -----
         Plumbing                            72%              74%              73%
         Electrical                          11%              10%               9%
         Hardware                            17%              16%              18%
                                           -----            -----            -----
                 Total Net Sales            100%             100%             100%
                                           =====            =====            =====

IMPORT RESTRICTIONS

         Under current United States government regulations, all products manufactured offshore are subject to import restrictions. The Company currently imports goods from Mexico under the preferential import regulations commonly known as '807' and as direct imports from China and Taiwan. The '807' arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to reimport the goods, without quota restriction and to pay a duty only on the value added in the offshore factory.

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

         The above arrangements, both 807 and quota restrictions, may be superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA"), or may be limited by revision or cancelled at any time by the United States government. The Company does not believe that its relative competitive position will be adversely affected by NAFTA. As a result of the passage of NAFTA, it is expected that importation from Mexico will become more competitive in the near future relative to importation from other exporting countries.

COMPETITION

         The Company faces significant competition from different competitors within each of its product lines, although it has no competitor offering the range of products in all of the product lines that the Company offers. The Company believes that its buying power, extensive inventory, emphasis on customer service and merchandising programs have contributed to its ability to compete successfully in its various markets. In the areas of electrical and hardware supplies, the Company faces significant competition from smaller companies which specialize in particular types of products and larger companies which manufacture their own products and have greater financial resources than the Company. Barnett competes principally with local distributors of plumbing, electrical and hardware products. The Company believes that competition in sales to both mail order customers and retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for mail order customers and packaging and merchandising for retailers.

EMPLOYEES

         As of June 30, 1994, the Company employed 1,211 persons, 273 of whom were clerical and administrative personnel, 190 of whom were sales service representatives and 748 of whom were either production or warehouse personnel. Approximately 8% of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees, including those represented by collective bargaining units, to be satisfactory.

TRADEMARKS

         Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See "Business - Barnett
- - - Products," "Consumer Products - Products" and "Other Operations".

ENVIRONMENTAL REGULATIONS

         The Company is subject to certain federal, state and local environmental laws and regulations. The Company believes that it is in material compliance with such laws and regulations applicable to it. To the extent any subsidiaries of Waxman Industries are not in compliance with such laws and regulations, Waxman Industries, as well as such subsidiaries, may be liable for such non-compliance. However, in any event, the Company is not aware of any such liabilities which could have a material adverse effect on it or any of its subsidiaries.

SEASONALITY

         The Company's sales are generally consistent throughout its fiscal year.

ITEM 2.  PROPERTIES

         The following table sets forth, as of June 30, 1994, certain information with respect to the Company's principal physical properties:

                                                                                                              LEASE
                                          APPROXIMATE                                                       EXPIRATION
           LOCATION                       SQUARE FEET            PURPOSE                                       DATE
           --------                       -----------            -------                                       ----
24460 Aurora Road                            21,000        Corporate Office                                     Owned
  Bedford Hts., OH

24455 Aurora Road                           125,000        Consumer Products Corporate                        6/30/02
  Bedford Hts., OH (1)                                     Office and Warehouse

330 Vine Street                              80,000        Medal Distributing                                 2/28/96
  Sharon, PA                                               Office and Warehouse

902 Avenue T.                                77,000        Consumer Products                                  5/31/00
  Grand Prairie, TX (2)                                    Office and Warehouse

945 Spice Island Drive                       71,000        Consumer Products                                  7/31/98
  Sparks, NV (3)                                           Office and Warehouse

1842 Colonial Village Lane                   72,000        Consumer Products                                  5/31/00
  Lancaster, PA                                            Office and warehouse

3333 Lenox Avenue                            60,000        Barnett Corporate                                 10/31/03
  Jacksonville, FL                                         Office and Warehouse

300 Jay Street                               56,000        LeRan                                                Owned
  Coldwater, MI                                            Office and Warehouse

No. 10, 7th Road                             56,000        Office, Packaging,                                   Owned
  Industrial Park                                            and Warehouse
  Taichung, Taiwan
  Republic of China

(1) Aurora Investment Co., a partnership owned by Melvin and Armond Waxman, together with certain other members of their families, is the owner and lessor of this property. The Company has the option to renew the lease for a five-year term at the market rate at the time of renewal.

(2) The Company has the option to renew the lease for three additional five-year terms.

(3)      The Company has the option to renew the lease for a five-year term.

         In addition to the properties shown in the table, the Company owns 2 warehouses and leases 36 warehouses ranging in size from 6,000 to 50,000 square feet (of these properties, Barnett leases 26 warehouses and Consumer Products leases two warehouses).

         The Company believes that its facilities are suitable for its operations and provide the Company with adequate productive capacity.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial statements of the Company.


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

         Melvin Waxman, age 60, was elected Co-Chief Executive Officer in May 1988. Mr. Waxman has been the Chief Executive Officer of the Company since July 1970, and has been a director of the Company since 1962. Mr. Waxman has been Chairman of the Board since August 1976. Melvin Waxman and Armond Waxman are brothers.

         Armond Waxman, age 55, was elected Co-Chief Executive Officer in May 1988. Mr. Waxman has been the President and Treasurer of the Company since August 1976. Mr. Waxman has been a director of the Company since 1962 and was Chief Operating Officer of the Company from August 1976 to May 1988. Armond Waxman and Melvin Waxman are brothers.

         John S. Peters, age 46, was elected to the position of Senior Vice President--Operations in April 1988, after serving as Vice
President--Operations of the Company since February 1985. Prior to that, Mr. Peters had been Vice President--Personnel/Administration of the Company since February 1979.

         William R. Pray, age 47, was elected Senior Vice President in February 1991, and is also President of Barnett, a position he has held since 1987. He joined Barnett in 1979 as Vice President of Sales and Marketing.

         Laurence S. Waxman, age 37, was elected Senior Vice President in November 1993 and is also President of Waxman Consumer Products Group, Inc., a position he has held since 1988. Mr. Waxman joined the Company in 1981. He is the son of Melvin Waxman.

         Neal R. Restivo, age 34, was elected Vice President, Finance and Chief Financial Officer of the Company in November 1993, after serving as Vice President, Corporate Controller since November 1990, and as Corporate Controller of the Company since November 1989. From August 1982 until November 1989, he was employed by the public accounting firm of Arthur Andersen LLP, where he was an Audit Manager since 1988.

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

         The following table sets forth the high and low closing quotations as reported by the NYSE for fiscal years 1994 and 1993.

                                                                          FISCAL YEARS ENDED JUNE 30,

                                                                     1994                              1993
                                                                    ------                            ------

                                                               HIGH          LOW              HIGH            LOW
                                                            -------         -------          -------       -------
      First Quarter                                            $3.88          $2.25            $4.63          $3.38
      Second Quarter                                            2.50           1.50             4.13           3.38
      Third quarter                                             3.25           2.25             5.25           3.75
      Fourth Quarter                                            2.38           1.88             5.38           3.38


HOLDERS OF RECORD

         On September 12, 1994, there were 1,092 holders of record of the Company's Common Stock and 144 holders of record of the Company's Class B Common Stock.

DIVIDENDS

         The Company declared no dividends in fiscal 1994. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                            ---------------------------
                                                       1994            1993            1992            1991           1990
                                                       ----            ----            ----            ----           ----
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA(1):
Net sales                                              $215,112        $204,778        $197,738       $186,327        $186,315
Cost of sales                                           140,011         137,244         127,115        121,397         120,976
                                                        -------        --------        --------       --------        --------
Gross profit                                             75,101          67,534          70,623         64,930          65,338
Operating expenses                                       56,888          56,081          51,824         50,263          49,452
Restructuring and other nonrecurring
  charges                                                     -           6,762           3,900              -               -
                                                        -------         -------         -------        -------         -------
Operating income                                         18,213           4,691          14,899         14,667          15,886
Interest expense, net                                    21,334          20,365          20,025         17,462          15,814
                                                        -------        --------         -------       --------         -------
Income (loss) before income taxes,
  extraordinary charges and cumulative
  effect of accounting change                            (3,121)        (15,674)         (5,126)        (2,795)             72
Provision (benefit) for income taxes                        351             216            (768)          (680)             27
                                                        -------        --------          ------       --------         -------
Income (loss) from continuing
  operations before extraordinary
  charges and cumulative effect of
  accounting change                                      (3,472)        (15,890)         (4,358)        (2,115)             45
Discontinued operations - Ideal
  Income (loss) from discontinued
  operations, net of taxes                               (3,249)        (11,240)          1,146          4,343           6,743
  Loss on disposal, without
    tax benefit                                         (38,343)              -               -              -               -
                                                        -------         -------         -------        -------         -------
Income (loss) before extraordinary
  charge and cumulative effect of
  accounting change                                     (45,064)        (27,130)         (3,212)         2,228           6,788
Extraordinary charges, early
  repayment of debt(2)                                   (6,824)              -          (1,186)             -            (320)
Cumulative effect of
  accounting change(3)                                        -          (2,110)              -              -               -
                                                       --------        --------        --------       --------        --------
Net income (loss)                                      $(51,888)       $(29,240)       $ (4,398)      $  2,228        $  6,468
                                                       ========        ========        ========       ========        ========
Average number of shares outstanding                     11,674          11,662           9,794          9,570           9,659
Primary earnings per share:
  Income (loss) from continuing
    operations before extraordinary
    charges and cumulative effect
    of accounting change                               $   (.30)       $  (1.36)       $   (.44)     $    (.06)       $    .01
  Income (loss) from discontinued
    operations                                             (.28)           (.97)            .11            .29             .69
  Loss on disposal                                        (3.28)              -               -              -               -
  Extraordinary charges                                    (.58)              -            (.12)             -            (.03)
  Cumulative effect of accounting                             -            (.18)              -              -               -
    change                                              -------        --------        --------       --------        --------
  Net income (loss)                                    $  (4.44)       $  (2.51)       $   (.45)      $    .23        $    .67
                                                        =======        ========        ========       ========        ========
Fully diluted earnings per share:
  Income (loss) from continuing
    operations before extraordinary
    charges and cumulative effect
    of accounting change                               $   (.30)       $  (1.36)       $   (.44)     $    (.06)       $    .01
  Income (loss) from discontinued
    operations                                             (.28)           (.97)            .11            .29             .65
  Loss on disposal                                        (3.28)              -               -              -               -
  Extraordinary charges                                    (.58)              -            (.12)             -            (.03)
  Cumulative effect of accounting
    change                                                    -            (.18)              -              -               -
                                                       --------        --------        --------       --------        --------
  Net income (loss)                                    $  (4.44)       $  (2.51)       $   (.45)      $    .23        $    .63
                                                       ========        ========        ========       ========        ========
Cash dividends per share:
  Common stock                                         $      -        $    .08        $    .12       $    .12        $    .12
  Class B common stock                                 $      -             .08             .12            .12             .11

BALANCE SHEET DATA(1):
Working capital                                        $ 93,699        $117,730        $135,886       $133,654        $136,989
Total assets                                            183,043         198,525         237,481        236,437         249,892
Total long-term debt                                    189,674         161,910         148,894        156,431         176,523
Stockholders' equity                                    (37,709)          7,496          40,827         38,066          39,242

                       Refer to notes on following page.

                                                                                   FISCAL YEARS ENDED JUNE 30,
                                                                                   ---------------------------
                                                       1989            1988            1987            1986           1985
                                                       ----            ----            ----            ----           ----
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    $194,585          $152,400       $117,149          $ 97,840       $ 82,691
                                                     128,038           102,414         78,908            67,945         57,139
                                                     -------           -------        -------           -------        -------
                                                      66,547            49,986         38,241            29,895         25,552
                                                      48,479            36,492         27,051            21,338         17,902

                                                           -                 -              -                 -              -
                                                     -------           -------        -------           -------        -------
                                                      18,068            13,494         11,190             8,557          7,650
                                                       8,136             3,841          3,727             3,339          3,069
                                                     -------           -------        -------           -------        -------


                                                       9,932             9,653          7,463             5,218          4,581
                                                       3,794             3,044          3,673             2,393          2,193
                                                     -------           -------        -------           -------        -------



                                                       6,138             6,609          3,790             2,825          2,388


                                                       1,183                 -              -                 -              -

                                                           -                 -              -                 -              -
                                                     -------           -------        -------           -------        -------


                                                       7,321             6,609          3,790             2,825          2,388

                                                           -              (666)        (1,590)                -           (238)

                                                           -                 -              -                 -              -
                                                     -------           -------        -------           -------        -------
                                                    $  7,321          $  5,943       $  2,200          $  2,825       $  2,150
                                                     =======           =======        =======           =======        =======
                                                       9,204             9,316          9,470             9,422          8,075




                                                    $    .67          $    .71       $    .40          $    .30       $    .30
                                                         .13                 -              -                 -              -
                                                           -                 -              -                 -              -
                                                           -              (.07)          (.17)                -           (.03)
                                                           -                 -              -                 -              -
                                                     -------           -------        -------           -------        -------

                                                    $    .80          $    .64       $    .23          $    .30       $    .27
                                                     =======           =======        =======           =======        =======




                                                    $    .59          $    .64       $    .40          $    .30       $    .30
                                                         .11                 -              -                 -              -
                                                           -                 -              -                 -              -
                                                           -              (.06)          (.17)                -           (.03)

                                                           -                 -              -                 -              -
                                                     -------           -------        -------           -------        -------
                                                    $    .70          $    .58       $    .23          $    .30       $    .27
                                                     =======           =======        =======           =======        =======

                                                    $    .10          $    .07       $    .05          $    .03       $    .03
                                                    $    .08          $    .05       $    .02          $      -       $      -


                                                     117,777            54,983         47,890            23,393         23,323
                                                     235,485           113,313         95,509            57,355         49,623
                                                     178,976            58,513         48,530            21,762         22,097
                                                      26,934            20,921         17,046            14,953         12,326

                       Refer to notes on following page.

(1) The information above and on the preceding page reflects the acquisitions of Western American Manufacturing in November 1990, and U.S. Lock Corporation in July 1988, the plumbing and floor care businesses of The Stanley Works in May 1988, Madison Equipment Company in March 1988, H. Belanger Plumbing Accesories, Ltd. in July 1987, Keystone Franklin, Inc. in December 1986, Select-Line Industries, Inc. in April 1986, Leran Copper & Brass, Inc. in November 1985 and Barnett Brass & Copper, Inc. in July 1984. Discontinued operations data relates to Ideal which was acquired in May 1989 and accounted for as a purchase. All per share amounts have been adjusted to reflect a three-for-two stock split effective July 1, 1988.

(2) See Note 4 to the Notes to Consolidated Financial Statements for a further discussion of the extraordinary charge for fiscal 1992 and fiscal 1994. The fiscal 1990 extraordinary charge related to the repurchase of the Company's Convertible Debentures.

(3)      See Note 3 to the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in a single business segment-the distribution of plumbing, electrical and hardware products. The Company's business is conducted primarily through Barnett and Consumer Products.

         Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal. Unlike the Company's U.S. operations which supply products to customers in the home repair and remodeling market through mass retailers, Ideal primarily served customers in the Canadian new construction market through independent contractors. The decision to dispose of Ideal was prompted by a number of factors which had adversely affected Ideal's results of operations and resulted in severe liquidity problems which jeopardized Ideal's ability to continue conducting its operations. At the time the plan of disposition was adopted, the Company expected that the disposition would be accomplished through a sale of the business to a group of investors which included members of Ideal's management. Such transaction would have required the consent of Ideal's Canadian banks as borrowings under its bank credit agreements were collateralized by all of the assets and capital stock of Ideal. The bank considered the management group's acquisition proposal; however, the proposal was subsequently rejected. On May 5, 1994, without advance notice, Ideal's Canadian bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements are non-recourse to Waxman Industries). The Company has not contested the bank's efforts to effect the orderly disposition of Ideal. On May 30, 1994, Ideal was declared bankrupt by the Canadian court and, as a result, the Company's ownership and control of Ideal effectively ceased on such date. The estimated loss on disposal totaled $38.3 million, without tax benefits, and represents a complete write-off of the Company's investment in Ideal. See Note 2 to Notes to Consolidated Financial Statements.

         For financial reporting purposes, Ideal is reported as a discontinued operation and the Company's consolidated financial statements have been reclassified to report separately Ideal's net assets and results of operations. Prior period consolidated financial statements have been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

         The following tables set forth certain items reflected in the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                                        Years ended June 30,
                                                                        --------------------
                                                            1994                     1993                       1992
                                                           ------                   ------                     ------
Net sales                                                  100.0%                   100.0%                    100.0%
Gross profit                                                34.9                     33.0                      35.7
Operating expenses                                          26.4                     27.4                      26.2
Restructuring and other
  nonrecurring charges                                         -                      3.3                       2.0
Operating income                                             8.5                      2.3                       7.5
Interest expense, net                                        9.9                      9.9                      10.1
Loss from continuing operations
  before income taxes, extraordinary charge
  and cumulative effect of accounting
  change                                                    (1.5)                    (7.7)                     (2.6)
Income (loss) from discontinued
  operations, net of taxes                                  (1.5)                    (5.5)                      0.6
Loss on disposal, without tax benefit                      (17.8)                       -                         -
Loss before extraordinary charge
  and cumulative effect of accounting
  change                                                   (20.9)                   (13.2)                     (1.6)
Net loss                                                   (24.1)                   (14.3)                     (2.2)


FISCAL 1994 VERSUS FISCAL 1993

  Net sales

         The Company's net sales from continuing operations for fiscal 1994 totaled $215.1 million compared with $204.8 million in fiscal 1993, an increase of 5.0%. The Company's net sales were adversely affected by the sale of H. Belanger Plumbing Accessories ("Belanger") in October 1993. Belanger's net sales for fiscal 1994 totaled $1.5 million compared with $6.3 million in fiscal 1993. Net sales increased 7.6% after excluding the impact of Belanger. The net sales increase is primarily the result of the continued growth of Barnett. Barnett's net sales increased $12.3 million or 14.9%, from $82.9 million in fiscal 1993 to $95.2 million in fiscal 1994. Sales of new products accounted for $7.2 million of the increase. The remainder of Barnett's increase was the result of opening additional mail order warehouses, as well as the growth of Barnett's existing customer base. Barnett opened two additional warehouses during fiscal 1994, increasing the total number of warehouses to 28. Also contributing to the overall increase in net sales from continuing operations was increased net sales from Consumer Products. Consumer Products net sales increased $3.2 million or 4.8%, from $67.5 million in fiscal 1993 to $70.7 million in fiscal 1994. The increase in Consumer Products' net sales is primarily the result of the sale of additional existing product lines to several of its existing customers. Management believes that the change in the continuing operation's net sales is primarily the result of changes in volume.

  Gross Profit

         The Company's gross profit increased from 33.0% in fiscal 1993 to 34.9% in fiscal 1994. The increase in the Company's gross margin is primarily a result of improved margins at Barnett. Barnett's gross margin has been favorably impacted by increased sales of higher margin proprietary branded products. Also contributing to the increase in gross margins were improved gross margins at Consumer Products. Consumer Products' margin increased as a result of proportionately higher sales of higher margin packaged products during the latter part of fiscal 1994. Overall, the Company's gross margins were favorably impacted by an increase in the percentage of products purchased from foreign sources. Such products typically generate higher gross margins than products purchased domestically. The sale of Belanger had no significant effect on gross margin. Excluding the impact of Belanger, gross margin would have been 32.9% in fiscal 1993 as compared to 34.9% in fiscal 1994.

   Operating Expenses

         The Company's operating expenses increased 1.4% for fiscal 1994 from $56.1 million in fiscal 1993 to $56.9 in fiscal 1994. As discussed below, prior year operating expenses included approximately $1.2 million of additional amortization expense relating to an accounting change. Excluding the impact of this additional amortization as well as the sale of Belanger, operating expenses increased 6.9% from $52.7 million in fiscal 1993 to $56.4 million in fiscal 1994. This increase was due primarily to higher operating expenses at Barnett. Barnett's operating expenses increased approximately $2.8 million. The majority of the increase in Barnett's operating expenses related to increased warehouse and selling and advertising costs. The increases in warehouse and selling and advertising costs were $0.7 million and $1.1 million, respectively. These increases primarily related to the opening of new mail order warehouses and increased promotional activity during fiscal 1994. Consumer Products' operating expenses increased approximately $0.5 million or 2.9% between years.

   Restructuring and Other Non-Recurring Charges

         As discussed below, the Company recorded a $6.8 million restructuring charge during fiscal 1993.

   Operating Income

         The Company's operating income totaled $18.2 million or 8.5% of net sales in fiscal 1994 compared to $4.7 million or 2.3% of net sales in fiscal 1993. Fiscal 1993 operating income included a $6.8 million restructuring charge, as well as $1.2 million of additional amortization expense relating to an accounting change. The impact of the sale of Belanger on operating income was not significant.

   Interest Expense

         The Company's interest expense totaled $21.3 million in fiscal 1994 compared to $20.4 in fiscal 1993. Average borrowings increased from $159.1 million in fiscal 1993 to $172.2 million in fiscal 1994. The increase in average borrowings outstanding is due to increased working capital needs relating to the growth of the Company's operations as well as the impact of the additional debt incurred to fund repurchase premiums, fees and expenses relating to the Company's recent debt restructuring. The weighted average interest rate decreased from 12.9% in fiscal 1993 to 12.4% in fiscal 1994. The decrease in the weighted average interest rate results from proportionally higher borrowings under the Company's revolving credit facilities during fiscal 1994. Revolving credit facility borrowings bear lower interest rates than the Company's other indebtedness. As a result of the debt restructuring, cash interest expense will be reduced by approximately $6.9 million annually for five years. The reduction in cash interest requirements will be offset in part by the $11.0 million of additional indebtedness incurred as part of the Reorganization. The Company's weighted average interest rate is expected to increase by approximately 0.5% as a result of the completion of the Reorganization. See "Liquidity and Capital Resources".

   Income Taxes

         In accordance with the provisions of SFAS 109, the Company is unable to benefit losses in the current year. The Company has $59.6 million of available domestic net operating loss carryforwards which expire through 2009, the benefit of which has been reduced 100% by a valuation allowance. This includes amounts relating to the disposition of Ideal. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

         The provision for income taxes for both fiscal years 1993 and 1994 represent state and foreign taxes.

   Loss from Continuing Operations

         The Company's loss from continuing operations totaled $3.5 million in fiscal 1994 compared to $15.9 million in fiscal 1993.

   Discontinued Operations

         The Company's net loss from discontinued operations totaled $3.2 in fiscal 1994, compared to $11.2 million in fiscal 1993. The Company also recognized a loss on the disposal of Ideal of approximately $38.3 million in the fiscal 1994 third quarter.

   Extraordinary Charge

         The Company recognized a $6.8 million extraordinary charge, without tax benefit in fiscal 1994. Approximately, $6.6 million of the extraordinary charge relates to the refinancing of the $50 million of Senior Subordinated Notes as well as borrowings under the domestic bank credit facilities. The extraordinary charge included the fees paid upon the exchange of the Senior Subordinated Notes along with the accelerated amortization of unamortized debt discount and issuance costs. The remainder of the extraordinary charge results from the Company's repurchase of $1.9 million of its 9.5% Convertible Subordinated Debentures due 2007 ("Convertible Debentures") pursuant to a mandatory repurchase obligation. As a result of the repurchase, the Company recorded an extraordinary charge of $.2 million which primarily represents the accelerated amortization of unamortized debt discount and issuance costs.

         As noted in "Liquidity and Capital Resources," commencing in September 1996, the Company is required to make certain substantial sinking fund payments with respect to its Senior Secured Notes. In order to eliminate and/or satisfy such sinking fund obligations, and to decrease the Company's high degree of leverage, the Company will have to obtain a significant infusion of funds either through additional debt refinancing transactions or the sale of equity and/or assets. Although the Company is currently exploring its various alternatives, it has not yet committed to any specific course of action or transaction. The Company expects that additional extraordinary charges will be incurred if additional debt refinancing transactions occur. There can, however, be no assurances with respect to the timing and magnitude of any such extraordinary charges.

   Net Loss

         The Company's net loss (including those relating to Ideal) for fiscal 1994 totaled $51.9 million compared with a net loss of $29.2 million in fiscal 1993. The fiscal 1993 net loss includes a $2.1 million charge for the cumulative effect of a change in accounting for warehouse and catalog costs, which was made during the fourth quarter of fiscal 1993 and was applied retroactively to July 1, 1992.

 FISCAL 1993 VERSUS FISCAL 1992

  Net sales

         The Company's net sales from continuing operations for fiscal 1993 totaled $204.8 million compared with $197.7 million in fiscal 1992, an increase of 3.6%. Barnett's net sales increased 14.9% from $72.1 million in fiscal 1992 to $82.9 million in fiscal 1993. New product introductions accounted for $5.6 million of this increase. In addition, the new catalog of maintenance products introduced in January 1992 generated approximately $2.2 million in incremental sales. The remainder of Barnett's increase was the result of the opening of additional mail order warehouses, as well as the growth of Barnett's existing customer base. Barnett opened three additional mail order warehouses during fiscal 1993, increasing the total number of warehouses to 26. The increase from Barnett was offset, in part, by lower net sales from Consumer Products. Consumer Products' net sales totaled $67.5 million in fiscal 1993 compared with $70.0 million in fiscal 1992, a decrease of 3.6%. Management believes that the change in the domestic operations' net sales is primarily the result of changes in volume.

   Gross Profit

         The Company's gross margin was 33.0% in fiscal 1993 compared with 35.7% in fiscal 1992. Barnett's gross margin declined approximately one-half of one percentage point and Consumer Products' gross margin declined approximately four percentage points. The majority of Consumer Products' decline in margin is attributable to proportionately lower sales of higher margin packaged products as well as competitive pressures within its markets relating to the pricing of new business. Consumer Products' margins continued to decline during the first part of fiscal 1994, however it improved during the latter part of that year.

   Operating Expenses

         The Company's operating expenses totaled $56.1 million or 27.4% of net sales, in fiscal 1993 compared with $51.8 million, or 26.2% of net sales, in fiscal 1992, an increase of $4.3 million, or 8.2%. Approximately $1.2 million of this increase relates to accelerated amortization of certain warehouse start-up and catalog costs during fiscal 1993 to conform with prevailing industry practice. This change was made during the fourth quarter and was applied retroactively to July 1, 1992. The effect of this change on fiscal 1993 results was to increase amortization expense by $1.2 million. This increase is primarily the result of the introduction of a new catalog, and in management's opinion, was not indicative of the expected impact of accelerated amortization on future operating results. The cumulative effect of this change on prior years totaled $2.1 million and is reported separately in the income statement, without tax benefit, as a change in accounting. Excluding the impact of this item, operating expenses were up 6.7% primarily due to increases at Barnett. Barnett's operating expenses (excluding the accelerated amortization) increased approximately $2.1 million or 13.4% which is less than Barnett's 14.9% increase in net sales between the years. Approximately $1.3 million of Barnett's increase in operating expenses is related to the opening of new mail order warehouses. Consumer Products' operating expenses increased approximately $0.4 million between years.

   Restructuring and Other Non-Recurring Charges

         In fiscal 1993, the Company recorded $6.8 million of restructuring and other nonrecurring charges. In fiscal 1992, the Company recorded $3.9 million of restructuring and other nonrecurring charges.

         The fiscal 1993 restructuring charge consisted of $4.6 million related to the expected losses in connection with the disposal of three small operating units. The decision to dispose of the three entities was based in part on the Company's strategy to refocus and build on its core businesses in the U.S. (i.e., Consumer Products and Barnett). The Company completed the sale of one of these operating units in October 1993. The Company was unable to come to terms with the prospective buyer of the other two entities and the consummation of a sale of these businesses is not expected to occur in the foreseeable future, if at all. The remainder of the restructuring charge included $1.6 million of costs incurred to consolidate administrative functions and transfer two of Consumer Products' domestic packaging facilities to Mexico. These costs principally consist of lease and severance termination costs of $0.5 million, relocation costs, including payroll and freight costs of $0.5 million and a write-off of fixed assets of $0.1 million. The relocation to Mexico was done in order to take advantage of that country's lower labor costs which are expected to benefit the Company annually through increased margins. No additional cash disbursements relating to the $1.6 million restructuring charge are expected. The remaining $0.6 million related to the Company's decision not to proceed with the securities offering of Barnett in fiscal 1993.

         The fiscal 1992 restructuring charge consisted of a $3.9 million capital loss realized upon the sale of the Company's portfolio of debt securities.

  Operating Income

         The Company's operating income totaled $4.7 million in fiscal 1993 compared with $14.9 million in fiscal 1992, a decrease of 68.5%. Fiscal year 1993 results were negatively impacted by the $6.8 million restructuring charge described above, and the $1.2 million of accelerated amortization described above. The remainder of the decrease was primarily attributable to a $2.5 million decline of Consumer Products' gross margin.

  Interest Expense

         The Company's net interest expense totaled $20.4 million for fiscal year 1993 compared with $20.0 million for fiscal year 1992, an increase of 1.7%. Average borrowings outstanding totaled $159.1 million in fiscal 1993, as compared with $159.7 million in fiscal 1992. Weighted average borrowings in fiscal 1992 included amounts which the Company borrowed under a domestic term loan which were invested in highly liquid short-term securities and used for working capital purposes until the Company obtained its revolving credit facility in September 1991. Excluding the impact of these borrowings, average borrowings for fiscal 1992 were $156.4 million. The weighted average interest rate for fiscal year 1993 was 12.9% compared with 13.2% in the prior year.

   Loss from Continuing Operations

         The Company's fiscal 1993 loss from continuing operations totaled $15.9 million compared with a loss of $4.4 million in fiscal 1992.

  Discontinued Operations

         The Company's fiscal 1993 net loss from discontinued operations totaled $11.2 million compared with net income of $1.1 million in fiscal 1992.

  Net Income (Loss)

         The Company's fiscal 1993 net loss totaled $29.2 million and included a $2.1 million charge for the cumulative effect of the change in accounting discussed above. The net loss for fiscal 1992 was $4.4 million and included a $1.2 million extraordinary charge for the early repayment of debt. The Company was not able to benefit any of its fiscal 1993 losses for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         On May 20, 1994, the Company completed a debt restructuring which was undertaken to modify the Company's capital structure to facilitate the growth of its domestic businesses by reducing cash interest expense and increasing the Company's liquidity.

         As part of the restructuring, the Company exchanged $50 million of its Senior Subordinated Notes for $50 million initial accreted value of Deferred Coupon Notes. Approximately $48.8 million of the Senior Subordinated Notes remain outstanding. The Deferred Coupon Notes have no cash interest requirements until June, 1, 1999. As a result of the exchange, the Company's cash interest requirements have been reduced by approximately $6.9 million annually for five years. The reduction in cash interest requirements will be offset, in part, by the $11.0 million of additional indebtedness incurred as part of the debt restructuring. In addition, the $50 million of Senior Subordinated Notes exchanged satisfy the Company's mandatory redemption requirements with respect to such issue and, as a result, the $20 million mandatory redemption payments due on June 1, 1996 and l997 have been satisfied and the mandatory redemption payment due on June 1, 1998 has been reduced to $8.8 million. The Company is, however, required to make two mandatory redemption payments of $17.0 million on each of September 1, 1996 and September 1, 1997 with respect to the Senior Secured Notes.

         As part of the restructuring, the Operating Companies entered into a $55 million, four-year, secured credit facility with an affiliate of Citibank, N.A., as agent for certain financial institutions. The Domestic Credit Facility, which has an initial term of three years, will be extended for an additional year if the Senior Secured Notes have been repaid on or before March 1997. The Domestic Credit Facility is subject to borrowing base formulas. The Domestic Credit Facility prohibits dividends and distributions by the Operating Companies except in certain limited instances. The Domestic Credit Facility contains customary negative, affirmative and financial covenants and conditions. At June 30, 1994, availability under the Domestic Credit Facility totaled approximately $10 million.

         As part of the restructuring, the Operating Companies also entered into a $15.0 million three-year term loan with Citibank, N.A., as agent. A one-time fee of 1.0% of the principal amount outstanding under the Domestic Term Loan will be payable if such loan is not repaid by November 20, 1994. Principal payments of the Domestic Term Loan of $1.0 million each will be required quarterly commencing in March 1995. The Domestic Term Loan will be required to be prepaid if Waxman USA completes a financing sufficient to retire the Subordinated Notes, the Senior Secured Notes and the Domestic Term Loan. The Domestic Term Loan contains negative, affirmative and financial covenants, conditions and events of default substantially the same as those under the Domestic Credit Facility.

         See Note 6 to Consolidated Financial Statements for a more complete discussion of the new Domestic Credit Facility and Domestic Term Loan.

         The Company does not have any commitments to make substantial capital expenditures. However, the Company does expect to open up to 4 Barnett warehouses over the next twelve months. The average cash cost to open a Barnett warehouse is approximately $0.5 million, including approximately $250,000 for inventory and approximately $250,000 for fixed assets, leasehold improvements and startup costs.

         The Company expects to incur approximately $0.5 million of costs relating to the disposition of Ideal, of which approximately $0.1 million has been incurred as of June 30, 1994.

         The Company currently has no significant principal repayment requirements. Commencing March 1995, the Company will be required to make quarterly principal payments of $1.0 million under its Domestic Term Loan. However, the Company is required to make mandatory sinking fund payments of $17.0 million relating to its Senior Secured Notes on each of September 1, 1996 and 1997. The Company is also required to make a mandatory sinking fund payment of $8.8 million relating to its Senior Subordinated Notes on June 1, 1998.

         As a result of the issuance of the Deferred Coupon Notes, which reduces cash interest requirements by approximately $6.9 million annually until June 1, 1999, the Company believes that funds generated from operations along with funds available under the Company's revolving credit facility will be sufficient to satisfy the Company's liquidity requirements (including the Domestic Term Loan principal payments) until September 1996, the date the first sinking fund payment is due. In order to eliminate and/or satisfy such sinking fund obligations, and to decrease the Company's high degree of leverage, the Company will have to obtain a significant infusion of funds either through additional debt refinancing transactions or the sale of equity and/or assets. Although the Company is currently exploring its various alternatives, it has not yet committed to any specific course of action or transaction.

DISCUSSION OF CASH FLOWS

         The Company's continuing operations used $6.2 million of cash flow for operations primarily as a result of the $10.1 million increase in inventories. Inventory levels were up in response to the higher sales levels achieved during fiscal 1994. In addition, the Company began building inventories during the fourth quarter of fiscal 1994 relating to new business commitments which Consumer Products obtained from several of its largest customers. The opening orders of such additional business will be shipped primarily during the first quarter of fiscal 1995. Cash flow used for investments totaled $1.6 million in fiscal 1994. During October 1993, the Company generated approximately $3.0 million of cash from the sale of Belanger. The proceeds from the sale were offset by $3.4 million of capital expenditures and a $1.3 million increase in other assets. Cash flow provided by financing activities totaled $17.4 million. Additional borrowings under the Company's revolving credit facilities along with the proceeds from the Domestic Term Loan were offset, in part, by $1.9 million used to satisfy a mandatory repurchase requirement relating to the Convertible Debentures and $13.9 million of repurchase premiums, fees and expenses relating to the Reorganization.

IMPACT OF NEW ACCOUNTING STANDARDS

         In February 1992, the Financial Accounting Standards Board (the FASB) issued SFAS No. 109, "Accounting for Income Taxes." The Company adopted SFAS No. 109 during the first quarter of its fiscal year ending June 30, 1994. SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The Company did not recognize a benefit and such adoption did not have a material impact on its results of operations or financial position. However, to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably effect future results of operations. The FASB has also issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The Company does not currently maintain any postretirement or postemployment benefit plans or programs which would be subject to such accounting standards.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

As explained in Note 3 to the consolidated financial statements, effective July 1, 1992, the Company changed its method of accounting for certain warehousing and catalog costs.


                                                            Arthur Andersen LLP

Cleveland, Ohio,
August 23, 1994.

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                      JUNE 30, 1994 AND 1993

                                                          (In Thousands)

                                                              ASSETS

                                                                                     1994                        1993
                                                                                   --------                    --------
CURRENT ASSETS:
   Cash                                                                            $  2,026                    $    406
   Accounts receivable, net                                                          37,216                      36,272
   Inventories                                                                       80,969                      72,942
   Prepaid expenses                                                                   4,987                       4,987
   Net assets (liabilities) of discontinued operations                                 (421)                     29,156
   Net assets held for sale                                                               -                       3,086
                                                                                   --------                    --------

        Total current assets                                                        124,777                     146,849
                                                                                   --------                    --------

PROPERTY AND EQUIPMENT:

   Land                                                                               1,461                       1,420
   Buildings                                                                         12,421                      11,213
   Equipment                                                                         20,655                      18,824
                                                                                    -------                     -------
                                                                                     34,537                      31,457
   Less accumulated depreciation and amortization                                   (17,163)                    (14,784)
                                                                                    -------                     -------

   Property and equipment, net                                                       17,374                      16,673
                                                                                    -------                     -------


COST OF BUSINESSES IN EXCESS OF
   NET ASSETS ACQUIRED, NET                                                          24,774                      25,498

OTHER ASSETS                                                                         16,118                       9,505
                                                                                    -------                     -------

                                                                                   $183,043                    $198,525
                                                                                   ========                    ========

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                      JUNE 30, 1994 AND 1993
                                               (In Thousands Except Per Share Data)

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    1994                        1993
                                                                                 ----------                  ----------
CURRENT LIABILITIES:
   Current portion of long-term debt                                               $  4,144                    $  2,493
   Accounts payable                                                                  20,427                      19,934
   Accrued liabilities                                                                6,507                       6,692
                                                                                    -------                     -------

        Total current liabilities                                                    31,078                      29,119
                                                                                    -------                     -------

LONG-TERM DEBT, NET OF CURRENT PORTION                                               54,063                      22,567

SENIOR SECURED NOTES                                                                 38,675                      38,563

SENIOR SECURED DEFERRED COUPON NOTES                                                 48,031                           -

SUBORDINATED DEBT                                                                    48,905                     100,780

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value per share:
      Authorized and unissued 2,000 shares                                                -                           -
   Common stock, $.01 par value per share:
      Authorized 22,000 shares;
      Issued 9,490 in 1994 and 9,424 in 1993                                             95                          94
   Class B common stock, $.01 par value per share:
      Authorized 6,000 shares;
      Issued 2,222 in 1994 and 2,238 in 1993                                             23                          23
   Paid-in capital                                                                   21,098                      18,467
   Retained deficit                                                                 (58,325)                     (6,437)
                                                                                    -------                     -------

                                                                                    (37,109)                     12,147
   Cumulative currency translation adjustments                                         (600)                     (4,651)
                                                                                    -------                     -------

        Total stockholders' equity                                                  (37,709)                      7,496
                                                                                    -------                     -------

                                                                                   $183,043                    $198,525
                                                                                   ========                    ========

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   1994                    1993                  1992
                                                                  -------                --------              --------
Net sales                                                         $215,112               $204,778              $197,738

Cost of sales                                                      140,011                137,244               127,115
                                                                   -------                -------               -------
  Gross Profit                                                      75,101                 67,534                70,623

Selling, general and administrative expenses                        56,888                 56,081                51,824

Restructuring and other non-recurring charges                            -                  6,762                 3,900
                                                                   -------                -------               -------

Operating income                                                    18,213                  4,691                14,899
Interest expense (net of interest income
   of $14, $5 and $978)                                             21,334                 20,365                20,025
                                                                   -------                -------               -------

Loss from continuing operations before
   income taxes, extraordinary charge and
   cumulative effect of accounting change                           (3,121)               (15,674)               (5,126)

Provision (benefit) for income taxes                                   351                    216                  (768)
                                                                   -------                -------               -------


Loss from continuing operations before
   extraordinary charge and cumulative
   effect of accounting change                                      (3,472)               (15,890)               (4,358)

Discontinued operations - Ideal
   Income (loss) from discontinued
     operations, net of taxes                                       (3,249)               (11,240)                1,146
   Loss on disposal, without tax benefit                           (38,343)                     -                     -
                                                                   -------                -------               -------

Loss before extraordinary charge and
   cumulative effect of accounting change                          (45,064)               (27,130)               (3,212)

Extraordinary charge, early retirement
   of debt (net of tax benefit in 1992)                             (6,824)                     -                (1,186)

Cumulative effect of change in accounting
   for warehouse and catalog costs,
   without tax benefit                                                   -                 (2,110)                    -
                                                                   -------                -------               -------

Net loss                                                          $(51,888)              $(29,240)             $ (4,398)
                                                                   =======                =======               =======

Primary and fully diluted earnings
(loss) per share:
   From continuing operations                                     $   (.30)              $  (1.36)             $   (.44)

   Discontinued operations:
   Income (loss) from discontinued operations                         (.28)                  (.97)                  .11
   Loss on disposal                                                  (3.28)                     -                     -

   Extraordinary charge                                               (.58)                     -                  (.12)

   Cumulative effect of accounting change                                -                   (.18)                    -
                                                                   -------               --------               -------

   Net loss per share                                             $  (4.44)             $   (2.51)            $    (.45)
                                                                   =======               ========              ========

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                             CUMULATIVE
                                                           CLASS B                         RETAINED            CURRENCY
                                           COMMON           COMMON           PAID-IN       EARNINGS         TRANSLATION
                                            STOCK            STOCK           CAPITAL       (DEFICIT)        ADJUSTMENTS
                                            -----            -----           -------       ---------        -----------
BALANCE, JUNE 30, 1991                        $ 72            $ 23           $ 7,684       $ 29,334             $   953
Net loss                                                                                     (4,398)
Cash dividends:
  -- $.12 per common share
     and Class B share                                                                       (1,201)
Issuance of common stock                        22                             9,763
Stock options exercised                                                           20
Stock warrants issued                                                          1,000
Currency translation
  adjustments                                                                                                    (2,445)
                                             -----           -----            ------        -------              ------

BALANCE, JUNE 30, 1992                        $ 94            $ 23           $18,467        $23,735             $(1,492)
Net loss                                                                                    (29,240)
Cash dividends:
  -- $.08 per common share
     and Class B share                                                                         (932)
Currency translation
  adjustments                                                                                                    (3,159)
                                             -----           -----           -------        -------             -------

BALANCE, JUNE 30, 1993                       $  94           $  23           $18,467        $(6,437)            $(4,651)
Net loss                                                                                    (51,888)
Currency translation
  adjustments                                                                                                    (2,368)
Elimination of currency translation
  adjustment relating to discontinued
  operation (Ideal)                                                                                               6,419
Contribution to Profit
  Sharing Plan                                   1                               131
Stock warrants issued                                                          2,500
                                             -----           -----           -------        -------             -------

BALANCE, JUNE 30, 1994                       $  95           $  23           $21,098       $(58,325)            $  (600)
                                             =====           =====           =======       ========             =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                          (In Thousands)

                                                           1994                     1993                    1992
                                                        ----------               ----------              ----------
CASH FROM (USED FOR):
  OPERATIONS:
    Loss from continuing operations                      $  (3,472)               $ (15,890)              $  (4,358)
    Adjustments to reconcile loss
      from continuing operations to
      net cash used for continuing
      operations:
    Non-cash interest                                          531                        -                       -
    Restructuring costs                                          -                    6,762                       -
    Loss on sale of investments                                  -                        -                   3,900
    Depreciation and amortization                            7,478                    8,932                   6,525
    Changes in assets and liabilities:
      Accounts receivable                                     (944)                  (1,666)                 (1,841)
      Inventories                                          (10,109)                      82                 (15,664)
      Prepaid expenses                                           -                    2,276                  (2,285)
      Accounts payable                                         493                   (8,337)                 11,050
      Accrued liabilities                                     (185)                  (1,691)                   (878)
                                                           -------                  -------                  ------

       Net cash used for continuing
       operations                                           (6,208)                  (9,532)                 (3,551)

    Earnings (loss) from
      discontinued operations                              (41,592)                 (11,240)                  1,146
    Other, net                                               4,054                   (3,159)                 (2,444)
    Change in net assets of
     discontinued operations                                29,577                   13,027                   6,646
                                                           -------                  -------                 -------

      Net cash provided by (used for)
      operations                                           (14,169)                 (10,904)                  1,797
                                                           -------                  -------                 -------

  INVESTMENTS:
    Proceeds from sale of business                           3,006                        -                       -
    Capital expenditures, net                               (3,437)                  (1,336)                 (3,193)
    Change in other assets                                  (1,298)                  (1,826)                 (5,922)
    Proceeds from sale of investments                            -                        -                   4,386
    Contribution of stock to
     profit sharing plan                                       132                        -                       -
                                                           -------                  -------                 -------

      Net cash used for investments                         (1,597)                  (3,162)                 (4,729)
                                                           -------                  -------                 -------

  FINANCING:
    Net borrowings under
     credit agreements                                      18,589                   15,770                   6,393
    Repayments of long-term debt                              (442)                    (560)                   (508)
    Borrowings (repayment) of domestic
     term loan                                              15,000                        -                 (60,000)
    Proceeds from issuance of debt, net                          -                        -                  48,500
    Repurchase of debt                                      (1,875)                       -                 (12,878)
    Debt restructuring                                     (13,886)                       -                       -
    Proceeds from issuance of stock                              -                        -                   9,805
    Dividends paid                                               -                     (932)                 (1,201)
                                                           -------                  -------                 -------
      Net cash provided by
      (used for) financing                                  17,386                   14,278                  (9,889)
                                                           -------                  -------                 -------

NET INCREASE (DECREASE) IN CASH                              1,620                      212                 (12,821)
BALANCE, BEGINNING OF PERIOD                                   406                      194                  13,015
                                                           -------                  -------                 -------
BALANCE, END OF PERIOD                                    $  2,026                 $    406                $    194
                                                           =======                  =======                 =======

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                                                                29

                   WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                                (IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  A.  Consolidation and Basis of Presentation

          The financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances are eliminated in consolidation.
Certain fiscal 1993 and 1992 amounts have been reclassified to conform with the fiscal 1994 presentation, including a restatement to reflect the discontinued operations discussed in Note 2.

          The Company operates in a single business segment - the distribution of plumbing, electrical and hardware products. Substantially all of the Company's business is conducted in the United States.

          During fiscal 1994, the Company restructured (the "Corporate Restructuring") its domestic operations such that the Company is now a holding company whose only material assets are the capital stock of its subsidiaries. As part of the Corporate Restructuring, the Company formed (a) Waxman USA Inc. ("Waxman USA") as a holding company for the subsidiaries that comprise and support the Company's domestic operations, (b) Waxman Consumer Products Group Inc. ("Consumer Products"), a wholly owned subsidiary of Waxman USA, to own and operate Consumer Products Group Division, and (c) WOC Inc. ("WOC"), a wholly owned subsidiary of Waxman USA, to own and operate Waxman USA's domestic subsidiaries, other than Barnett Inc. ("Barnett") and Consumer Products. On May 20, 1994, the Company completed the Corporate Restructuring by (i) contributing the capital stock of Barnett to Waxman USA, (ii) contributing the assets and liabilities of the Consumer Products Group Division to Consumer Products, (iii) contributing the assets and liabilities of its Madison Equipment Division to WOC, (iv) contributing the assets and liabilities of its Medal Distributing Division to WOC, (v) merging U.S. Lock Corporation ("U. S. Lock") and LeRan Copper & Brass, Inc. ("LeRan"), each a wholly owned subsidiary of the Company, into WOC, (vi) contributing the capital stock of TWI, International, Inc. ("TWI") to Waxman USA and (vii) contributing the capital stock of Western American Manufacturing, Inc. ("WAMI") to TWI. The "Operating Companies" consist of Barnett, Consumer Products and WOC. This restructuring was accounted for based upon each entities' historical carrying amounts with no impact on the accompanying consolidated financial statements.

  B.  Restricted Cash Balances

          In accordance with the terms of its Domestic Credit Facility (See
Note 6), all of the Operating Companies' available cash is pledged to the lenders and is required to be used to pay down borrowings under the facility.

  C.  Accounts Receivable

    Accounts receivable are presented net of allowances for doubtful accounts of $1,353 and $1,352 at June 30, 1994 and 1993, respectively. Bad debt expense totaled $617 in fiscal 1994, $695 in fiscal 1993 and $562 in fiscal 1992.

          The Company sells plumbing, electrical and hardware products throughout the United States to do-it-yourself retailers, mass merchandisers, smaller independent retailers and plumbing, electrical repair and remodeling contractors. The Company performs ongoing credit evaluations of its customers' financial condition. In fiscal years 1994, 1993 and 1992, the Company's largest customer accounted for approximately 13%, 12% and 11% of its net sales, respectively. The Company's ten largest customers accounted for approximately 25% of net sales in fiscal 1994, 23% in fiscal 1993 and 22% in fiscal 1992 and approximately 28% and 26% of accounts receivable at June 30, 1994 and 1993, respectively.

  D.  Inventories

          At June 30, 1994 and 1993, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories.

  E.  Property and Equipment

         Property and equipment is stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over their estimated useful lives at annual depreciation rates ranging from 2 1/2% to 30%. For income tax purposes, accelerated methods generally are used. Depreciation expense totaled $2,738 in fiscal 1994, $2,690 in fiscal 1993 and $2,665 in fiscal 1992.

  F.  Cost of Businesses in Excess of Net Assets Acquired

         Cost of businesses in excess of the fair market value of net assets acquired is being amortized primarily over 40 years, using the straight-line method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and current operating cash flows and believes that the asset is realizable and the amortization period is appropriate. Goodwill amortization expense totaled $724 in fiscal 1994, $725 in fiscal 1993 and $756 in fiscal 1992. The accumulated amortization of goodwill at June 30, 1994 and 1993 was $4,469 and $3,745, respectively.

  G.  Per Share Data

         Primary earnings per share have been computed based on the weighted average number of shares and share equivalents outstanding which totaled 11,674 in fiscal 1994, 11,662 in fiscal 1993 and 9,794 in fiscal 1992. Share equivalents include the Company's common stock purchase warrants (see Notes 7 and 8). The conversion of the Convertible Debentures was not assumed in computing fully diluted earnings per share for fiscal 1994, fiscal 1993 and fiscal 1992 as the effect would be anti-dilutive.

  H.  Foreign Currency Translation

         All balance sheet accounts of foreign subsidiaries are translated at the exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the fiscal year. The resulting translation adjustment is recorded as a component of stockholders' equity. Foreign currency transaction gains or losses are included in the income statement as incurred and such net gains totaled $17 in fiscal 1994, $80 in fiscal 1993 and $73 in fiscal 1992.

  I.  Impact of New Accounting Standards

          The Company adopted SFAS No. 109 during 1994 (see Note 5). The FASB has also issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The Company does not currently maintain any postretirement or postemployment benefit plans or programs which would be subject to such accounting standards.

   J.     Debt

         The Company made interest payments of $20,523 in fiscal 1994, $19,540 in fiscal 1993 and $18,858 in fiscal 1992. Accrued liabilities in the accompanying consolidated balance sheets include accrued interest of $2,101 and $2,609 at June 30, 1994 and 1993, respectively. Other assets in the accompanying consolidated balance sheets include deferred financing costs of $10,284 and $3,935 at June 30, 1994 and 1993, respectively.

         No quoted market prices are available for any of the Company's debt as the debt is not actively traded. Management, however, believes the carrying values of its bank loans approximate their fair values as they bear interest based upon the banks' prime lending rates. It was not practical to determine the fair value of the Company's Senior Secured Notes, Deferred Coupon Notes, Convertible Debentures and Senior Subordinated Notes because of the inability to determine fair value without incurring excessive costs.

2. DISCONTINUED OPERATIONS - IDEAL

         Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal Plumbing Group, Inc. (Ideal). Unlike the Company's U.S. operations, which supply products to customers in the home repair and remodeling market through mass retailers, Ideal primarily serves customers in the Canadian new construction market through independent contractors. Accordingly, Ideal is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately Ideal's net assets and results of operations.

         At the time the plan of disposition was adopted, the Company expected that the disposition would be accomplished through a sale of the business to a group which included members of Ideal's management. Such transaction would have required the consent of Ideal's Canadian bank as borrowings under its bank credit agreements were collateralized by all of the assets and capital stock of Ideal. The bank considered the management group's acquisition proposal, however, the proposal was subsequently rejected. On May 5, 1994, without advance notice, the bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (Borrowings under these agreements are non-recourse to Waxman Industries, Inc.). On May 30, 1994, Ideal was declared bankrupt by the Canadian courts and, as a result, the Company's ownership and control of Ideal effectively ceased on such date. The Canadian court appointed a trustee to liquidate the assets of Ideal. The Company has been advised that Ideal is no longer operating and the liquidation process is continuing at the present time. The Company has no liability to the creditors of Ideal as a result of Ideal's bankruptcy.

         The estimated loss on disposal, which was recorded by the Company in its consolidated financial statements as of March 31, 1994, totaled $38.3 million, without tax benefit, and represents a complete write-off of the Company's investment in Ideal. The loss included the estimated loss on disposal, a provision for anticipated operating losses until disposal and provisions for other estimated costs to be incurred in connection with the disposal, as well as a $6.4 million foreign currency exchange loss which results from the elimination of the currency translation adjustments relating to Ideal. In accordance with SFAS No. 109. "Accounting for Income Taxes", any tax benefits relating to the loss on disposal have been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of such loss on disposal will be recognized in the future.

         Net assets of the discontinued operation at June 30, 1993 consisted of working capital of $29,879, net plant, property and equipment of $15,171, other assets of $40,561 and bank debt of $56,455 without any allowance for the estimated loss on disposal.

Summary operating results of the discontinued operation for the periods presented are as follows:

                                            1994                      1993                   1992
                                         ----------                ----------             ----------
         Net sales                          $87,265                  $153,875               $181,305
         Costs and expenses                  90,262                   164,684                178,540
                                            -------                   -------                -------
         Income (loss) before
           income taxes                      (2,997)                  (10,809)                 2,765
         Income taxes                           252                       431                  1,619
                                            -------                   -------                -------
           Net income (loss)               $ (3,249)                 $(11,240)              $  1,146
                                           ========                  ========               ========

3.  CHANGE IN ACCOUNTING:

         During fiscal 1993, the Company accelerated its amortization of certain warehouse start-up costs and catalog costs. This change was applied retroactively to July 1, 1992. The Company had historically amortized such costs over a period not to exceed five years which, in management's opinion, represented the period over which economic benefits were received. The acceleration of amortization was made to conform with prevailing industry practice. By accelerating amortization, certain costs associated with the opening of new warehouse operations are amortized over a period of twelve months commencing the month in which the warehouse opens. Costs associated with the development and introduction of new catalogs are amortized over the life of the catalog, not to exceed a period of one year.


         The cumulative effect of this change on prior years totaled $2,110 or $.18 per share, and is reported separately in the fiscal 1993 consolidated income statement, without tax benefit. The additional effect of the change in fiscal 1993 was to increase both the loss from continuing operations before extraordinary charge and cumulative effect of accounting change and the net loss by $1,191.

         The following pro forma information reflects the Company's results for fiscal 1992 as if the change had been retroactively applied:

                                                                 1992
                                                                 ----
Loss from continuing operations
  before extraordinary charge                                    $(4,461)
Net loss                                                          (4,532)
Earnings (loss) per share:
  Loss from continuing operations
    before extraordinary charge                                  $  (.45)
  Net loss                                                          (.46)

4.  RESTRUCTURING, NONRECURRING AND EXTRAORDINARY CHARGES:

         A.   Extraordinary Charges

         During fiscal 1994, the Company recognized a $6.6 million extraordinary charge, without tax benefit, as a result of the refinancing of $50 million of Senior Subordinated Notes as well as borrowings under the domestic bank credit facilities. The extraordinary charge included the fees paid upon the refinancing of the Senior Subordinated Notes along with the accelerated amortization of unamortized debt discount and issuance costs.

         Also during fiscal 1994, the Company purchased $1.9 million of its Convertible Debentures pursuant to a mandatory repurchase obligation. As a result of the repurchase, the Company recorded an extraordinary charge of $.2 million, without tax benefit, which primarily represents the accelerated amortization of unamortized debt discount and issuance costs.

         During fiscal 1992, the Company repurchased certain debt securities in open market purchases. As a result, the Company incurred an extraordinary charge which totaled $1,186 (net of applicable income tax benefit of $611) and included the market premium paid along with the accelerated amortization of unamortized debt discount and issuance costs.

         B.   Restructuring and Non-Recurring Charges

         During fiscal 1993, as a result of certain actions taken as part of its strategy to refocus and build its existing core businesses in the U.S., the Company recorded a $6,762 restructuring charge. The provision for restructuring charge included an estimate of the loss to be incurred upon the sale of three businesses, including anticipated operating results through the projected disposal dates, and the write-off of intangible assets. Below is a summary of the components comprising the restructuring charges as of June 30, 1993:

    Estimated loss on disposal of businesses                              $4,600
    Relocation and consolidation costs                                     1,544
    Other                                                                    618
                                                                           -----
                                                                          $6,762
                                                                           =====
         The disposal of businesses included three operating entities in which the Company had entered into letters of intent with prospective buyers.

         During October 1993, the Company completed the sale of one of its Canadian operations, H. Belanger Plumbing Accessories, Ltd. (Belanger). The Company sold all of the capital stock of Belanger for approximately
U.S. $3 million in cash and a U.S. $0.3 million promissory note. The promissory note, which matures on October 14, 1996, provides for three equal consecutive annual payments. Interest is payable annually at a rate of 7%.
The loss on the sale of Belanger was approximately $3 million. Net assets held for sale at June 30, 1993, included in the accompanying consolidated balance sheets is comprised primarily of working capital items and fixed assets of Belanger, net of the reserve for the estimated loss on disposal.

         The Company was unable to come to terms with the prospective buyer of the other two entities. At the present time, the Company is not engaged in any other negotiations with respect to the sale of these entities. As such, the consummation of a sale of these businesses is not expected to occur in the foreseeable future, if at all. As a result, the individual assets and liabilities of these businesses have been reclassified on the accompanying consolidated balance sheets. The Company evaluated the net realizable value of the carrying value of the assets previously held for sale in accordance with its normal ongoing policy regarding impairment and concluded that no further writedown of the net carrying value of the assets was required in excess of the reserve previously established. Therefore, the reversal of the accrued loss on disposal includes $1.4 million for the writedown of assets to net realizable value and $.2 million for fees and expenses associated with the transaction.

         During fiscal 1992, the Company recorded a $3.9 million nonrecurring charge which represents a capital loss realized upon the sale of the Company's portfolio of debt securities.

5.  INCOME TAXES:

         The Company adopted SFAS NO. 109 during the first quarter of fiscal 1994. SFAS 109 requires the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. Upon the adoption of SFAS 109, the benefit of the Company's net operating loss carryforwards was reduced 100% by a valuation allowance. The benefit of the fiscal 1994 net operating loss has also been reduced 100% by a valuation allowance. The adoption of SFAS 109 in fiscal 1994 had no material impact on the accompanying consolidated financial statements. However, to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably effect future results of operations.

         The components of income (loss) from continuing operations before income taxes, extraordinary charges and cumulative effect of change in accounting are as follows:

                                                                                 1994            1993            1992
                                                                                 ----            ----            ----
Domestic                                                                     $ (4,127)        $(13,442)        $(6,179)
Foreign                                                                         1,006           (2,232)          1,053
                                                                              -------          -------         -------
         Total                                                               $ (3,121)        $(15,674)        $(5,126)
                                                                             ========         ========         =======

         The components of the provision (benefit) for income taxes are:

                                                                                 1994            1993            1992
                                                                                 ----            ----            ----
Currently payable:
  Federal                                                                     $     -             $  -         $(2,404)
  Foreign and other                                                               351              216             572
                                                                               ------             ----          ------
         Total current                                                            351              216          (1,832)
Deferred:  Federal                                                                  -                -           1,064
                                                                               ------             ----        --------
           Total provision (benefit)                                          $   351             $216        $   (768)
                                                                              =======             ====        ========

         Deferred income taxes relate to the following:

                                                                                 1994            1993            1992
                                                                                 ----            ----            ----

Depreciation                                                                  $     -              $ -          $   68
Inventory valuation                                                                 -                -             (84)
Bad debt expense                                                                    -                -             425
Deferred costs                                                                      -                -             800
Other, net                                                                          -                -            (145)
                                                                               ------              ---          ------
         Total                                                                $     -              $ -          $1,064
                                                                              =======              ===          ======

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                                                 1994            1993            1992
                                                                                 ----            ----            ----
U.S. statutory rate                                                              34.0%            34.0%           34.0%
Domestic losses not benefited                                                   (41.8)           (24.4)              -
Capital losses not benefited                                                        -            (10.0)          (18.1)
State taxes, net                                                                 (4.2)            (0.8)           (2.3)
Goodwill amortization                                                            (7.1)            (1.6)           (4.5)
Effect of prior year purchase accounting adjustments                                -                -             2.7
Foreign tax items                                                                 6.2                -               -
Other, net                                                                        1.7              1.4             3.2
                                                                              -------             ----           -----
     Effective tax rate                                                         (11.2)%           (1.4)%          15.0%
                                                                              =======             ====           =====

         At June 30, 1994, the Company had $59,598 available domestic net operating loss carryforwards for income tax purposes which expire through 2009. For financial reporting purposes, the benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance in accordance with the provisions of SFAS No. 109.

         At June 30, 1994, the Company had recorded deferred tax liabilities of $3,218 and deferred tax assets (excluding the net operating loss carryforwards discussed above) of $2,663. For financial reporting purposes, previously recorded deferred income tax liabilities were reduced in fiscal 1993 by the tax benefit of the fiscal 1992 net operating loss which could not be carried back to prior years. In fiscal 1992 and fiscal 1993, the Company was able to carryback domestic net operating losses to prior years which resulted in refunds of previously paid taxes. Refunds received totaled $2,462 in fiscal 1993 and $435 in fiscal 1994.

         The Company made income tax payments of $556 in fiscal 1994, $926 in fiscal 1993 and $1,358 in fiscal 1992.

6.  LONG TERM DEBT:

         Long term debt at June 30, 1994 and 1993 consisted of the following:

                                                                    1994                        1993
                                                                  --------                    --------
         $55 million secured credit facility                      $ 39,378                    $      -
         Term loan                                                  15,000                           -
         $30 million secured revolving credit
           facility                                                      -                      20,400
         Other notes payable, maturing at
           various dates through 2007, and
           bearing interest at rates varying
           from 7.35% to 10.00%                                      3,829                       4,660
                                                                  --------                    --------
                                                                    58,207                      25,060
         Less:  current portion                                      4,144                       2,493
                                                                  --------                    --------
           Long-term debt net of current
            portion                                               $ 54,063                    $ 22,567
                                                                  ========                    ========

         On May 20, 1994, the Operating Companies entered into a new $55 million secured credit facility with an affiliate of Citibank, N.A., as agent, which includes a $20 million letter of credit subfacility. The secured credit facility, which has an initial term of three years, will be extended for an additional year if the Senior Secured Notes have been repaid on or before March 1997. The secured credit facility is subject to borrowing base formulas. Interest is based, at the Company's option, on either (i) the prime rate of Citibank, N.A. plus 1.5%, or (ii) LIBOR plus 3.0%. These rates will be increased by 0.5% until such time as the term loan, discussed below, has been repaid in full. The weighted average interest rate on borrowings outstanding under the credit facility was 8.5% during fiscal 1994. The Company is required to pay a commitment fee of 0.5% per annum on the unused commitment. The secured credit facility is secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of the Operating Companies and 65% of the capital stock of one subsidiary of TWI. The agreement requires that Waxman USA maintain certain leverage, fixed charge coverage, net worth, capital expenditures and EBITDA to total cash interest ratios. All financial covenants are based solely on the results of operations of Waxman USA. The Company was in compliance with all covenants at June 30, 1994.

         The Operating Companies also entered into a $15.0 million three-year term loan with Citibank, N.A., as agent. The term loan bears interest at a rate per annum equal to 1.5% over the interest rate under the secured credit facility and is secured by a junior lien on the collateral under the secured credit facility. A one-time fee of 1.0% of the principal amount outstanding under the term loan will be payable if the loan is not repaid by November 20, 1994. Principal payments on the domestic term loan of $1.0 million each will be required quarterly commencing in March 1995. The term loan's financial covenants are identical to the covenants contained in the secured credit facility and are based solely on the results of operations of Waxman USA.

         The initial borrowings under the secured credit facility along with proceeds from the term loan were used to repay all borrowings under the Company's existing domestic bank credit facilities as well as fees and expenses associated with the issuance of the Company's Deferred Coupon Notes (See Note
8). The $55 million secured credit facility, the $15 million term loan and the issuance of the Deferred Coupon Notes were part of a financial restructuring (the Restructuring).

         In May 1994, the $30 million secured domestic revolving credit facility was terminated by the Company, and borrowings thereunder were refinanced using proceeds as discussed above. The weighted average interest rate on borrowings outstanding under the $30 million secured domestic revolving credit facility was 6.2% during fiscal 1994.

7.  SENIOR SECURED NOTES

         In September 1991, the Company completed a private placement of $50 million of 7-year Senior Secured Notes (the Senior Secured Notes), including detachable warrants to purchase 1 million shares of the Company's common stock (the Warrants). At the time of issuance, the Senior Secured Notes included $42.5 million of 12.25% fixed rate notes and $7.5 million of floating rate notes with interest at 300 basis points over the 90 day LIBOR rate. The Senior Secured Notes are redeemable in whole or in part, at the option of the Company, after September 1, 1993 at a price of 107.35% for the fixed rate notes and 103% for the floating rate notes. The redemption prices decrease annually to 100% of the principal amounts at September 1, 1996. Annual mandatory redemption payments of $14.45 million for the fixed rate notes, and $2.55 million for the floating rate notes are due on September 1, 1996 and September 1, 1997 and are calculated to retire 68% of the principal amount of the Senior Secured Notes prior to maturity. The Senior Secured Notes, which are secured by a pledge of all of the outstanding stock of the Company's wholly-owned subsidiaries, Barnett, Consumer Products and WOC, are senior in right of payment to all subordinated indebtedness and pari passu with all other senior indebtedness of the Company.

         The Warrants are exercisable through September 1, 1996, at a price of $4.60 per share. A portion of the proceeds of the private placement was allocated to the Warrants and, as a result, paid-in capital increased by $1 million in fiscal year 1992. The related $1 million reduction in the recorded principal amount of the Senior Secured Notes is being amortized as interest expense over the life of the Senior Secured Notes.

         During June 1992, the Company repurchased $10,850 principal amount of the fixed rate notes in open market purchases.

         The Senior Secured Note indenture contains various covenants, including dividend restrictions and minimum operating cash flow requirements. The operating cash flow covenant requires a minimum ratio of operating cash flow to interest expense of 1.1 to 1.0 (the Company's actual ratio for fiscal 1994 was approximately 1.2 to 1.0). For purposes of calculating this ratio, operating cash flow is calculated based on the results of continuing operations only and interest expense excludes any non-cash interest relating to the Company's Deferred Coupon Notes.

         During November 1993 and May 1994, the Company completed solicitations of consents from the holders of the Senior Secured Notes which, among other things, amended the net worth and certain other financial covenants and permitted the completion of the Company's Restructuring and eliminated any prospective defaults resulting from the adverse results and events relating to the Company's discontinued Canadian operations.

8.       SENIOR SECURED DEFERRED COUPON NOTES

         On May 20, 1994, the Company exchanged $50 million of its Senior Subordinated Notes for $50 million initial accreted value of 12.75% Senior Secured Deferred Coupon Notes due 2004 (the Deferred Coupon Notes) along with detachable warrants to purchase 2.95 million shares of the Company's common stock. The Deferred Coupon Notes have no cash interest requirements until 1999. Thereafter interest on the Deferred Coupon Notes will accrue at a rate of 12.75% and will be payable in cash semi-annually on June 1 and December 1. The Deferred Coupon Notes are redeemable, in whole or in part, at the option of the Company, after June 1, 1999 at 106.375% of accreted value, which decreases annually to 100% at the maturity date. The Deferred Coupon Notes are secured by a pledge of the capital stock of Waxman USA. Substantially all of the assets of Waxman USA are pledged under the Restructuring. The Deferred Coupon Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all other existing or future unsubordinated indebtedness of the Company. The Deferred Coupon Notes contain certain covenants which, among other things, limit additional indebtedness, the payment of dividends and any restricted payments.

         The warrants are exercisable through June 1, 2004, at a price of $2.45 per share. A portion of the initial accreted value of the Deferred Coupon Notes was allocated to the warrants and as a result paid in capital increased by $2.5 million and the related $2.5 million reduction in the recorded initial accreted value of the Deferred Coupon Notes is being amortized as interest expense over the life of the Deferred Coupon Notes.

9.  SENIOR SUBORDINATED NOTES

         In June 1989, the Company issued $100 million principal amount of 13.75% Senior Subordinated Notes (Senior Subordinated Notes) due June 1, 1999. The Senior Subordinated Notes are redeemable in whole or in part, at the option of the Company, after June 1, 1994 at a price of 105.156% which decreases annually to 100% of the principal amount at the maturity date. Annual mandatory redemption payments of $20 million commencing June 1, 1996 are calculated to retire 60% of the issue prior to maturity. In case of a change in control, the noteholders have the right to require the Company to repurchase the Senior Subordinated Notes at established redemption prices. The Senior Subordinated Notes, which are unsecured, are subordinate in right of payment to all senior debt and are senior in right of payment to the Company's Convertible Debentures. Under the terms of the Senior Subordinated Note indenture, the Company may not incur additional indebtedness which is subordinate to senior debt and senior to the Senior Subordinated Notes. Additionally, the indenture agreement contains various other covenants, including dividend restrictions and minimum net worth requirements.

         As discussed in Note 8, during 1994, the Company exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Deferred Coupon Notes. The $50 million of Senior Subordinated Notes exchanged satisfy the Company's mandatory redemption requirements with respect to such issue and, as a result the $20 million mandatory redemption payments due on June 1, 1996 and 1997 have been satisfied and the mandatory redemption payment due on June 1, 1998 has been reduced to $8.8 million.

         During fiscal 1992, the Company repurchased $1,250 principal amount of the Senior Subordinated Notes in an open market purchase.

         During November 1993 and May 1994, the Company completed a solicitation of consents from the holders of the Senior Subordinated Notes which, among other things, amended the net worth and certain other financial covenants and permitted the completion of the Company's Restructuring and eliminated any prospective defaults resulting from the adverse results and events relating to the Company's discontinued Canadian operations.

10.   CONVERTIBLE SUBORDINATED DEBENTURES

         In March 1987, the Company issued $25 million principal amount of Convertible Subordinated Debentures (the Convertible Debentures) due March 15, 2007. The Convertible Debentures, which are unsecured, may be converted at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $3.25 per share.

         During fiscal 1990, the Company called $12.5 million principal amount of the Convertible Debentures for redemption and subsequently $6.5 million principal amount was converted into 683 shares of common stock and the remaining $6.0 million principal amount was redeemed at the call price of 105%.

     During fiscal years 1990 and 1992, the Company also purchased $9.7 million and $.8 million, respectively, of the principal amount of the Convertible Debentures in open market purchases at prices which approximated the par value of the Convertible Debentures.

         In June 1994, the Company purchased $1.9 million of the Convertible Debentures pursuant to a mandatory repurchase obligation.

11.  STOCKHOLDERS' EQUITY:

         In March 1994, the Company contributed 50 shares of its common stock to the profit sharing retirement plan in lieu of a cash contribution. The total fair market value of the common stock at the date of contribution was approximately $132.

         In May 1992, the Company completed a public offering of 2,199 shares of common stock at a price of $5.00 per share. The net proceeds from the offering, after deducting all associated costs, were $9,785.

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

         Stockholders' equity includes cumulative currency translation adjustments of ($600) and ($4,651) at June 30, 1994 and 1993, respectively. A foreign currency exchange loss of $6.4 million, which resulted from the elimination of the currency translation adjustments relating to Ideal, was realized as part of the loss on disposal of Ideal. See Note 2.

12.  STOCK OPTIONS:

  Stock Option Plan

         Effective July 1, 1992, the Company's stockholders approved the 1992 Non-Qualified and Incentive Stock Option Plan (the 1992 Stock Option Plan) which replaced the then existing stock option plan (the 1982 Plan) which terminated by its terms on April 30, 1992. The 1992 Stock Option Plan authorized the issuance of an aggregate of 1.1 million shares of common stock as incentive stock options to officers and key employees of the Company or its subsidiaries. During fiscal 1994, the Board of Directors of the Company approved an amendment to the 1992 Stock Option Plan which would increase the number of shares subject to the 1992 Stock Option Plan to 1.5 million shares. Such amendment is subject to stockholder approval, which the Company intends to seek at its next annual meeting of stockholders. Under the terms of the 1992 Stock Option Plan, all options granted are at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant.

         During fiscal 1994, options exercisable to purchase an aggregate of 1,250 shares were issued under the 1992 Stock Option Plan at exercise prices of $2.25 to $3.88 per share, and options exercisable to purchase 1,046 shares with exercise prices of $2.38 to $5.00 per share were cancelled. At June 30, 1994, options for 1,194 shares were outstanding, of which none were exercisable. Of the options granted in fiscal 1994, options to purchase an aggregate of 200 shares are subject to stockholder approval to the amendment to the 1992 Stock Option Plan. At June 30, 1993, there were options for 990 shares outstanding under the 1992 Stock Option Plan.

         Also during fiscal 1994, options for 271 shares under the 1982 Plan with exercise prices of $4.75 to $6.00 per share were cancelled. At June 30, 1994, there were no options outstanding under the 1982 Plan. At June 30, 1993, there were options for 271 shares outstanding under the 1982 Plan.

  Other Stock Options

         In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 20 shares of the Company's Common Stock at an exercise price of $2.25 per share and each future non-employee director of the Company would be granted, on the date such person becomes a non-employee director of the Company, an option to purchase an aggregate of 20 shares of Common Stock at anexercise price equal to the fair market value of the Common Stock at the date of grant. The grant of such options is subject to stockholder approval, which the Company intends to seek at its next annual meeting of stockholders. In addition, during fiscal 1994, the Company granted a consultant to the Company an option to purchase an aggregate of 10 shares of Common Stock at an exercis price of $2.25 per share. At June 30, 1994, options to purchase a total of 70 shares were outstanding under the non-qualified options, of which none were exercisable. During fiscal year 1994, options to purchase 170 shares with exercise prices of $4.25 to $6.00 per share were cancelled.

13.  LEASE COMMITMENTS:

         The Company leases certain of its warehouse and office facilities and equipment under operating lease agreements which expire at various dates through 2003.

         Future minimum rental payments are as follows: $3,856 in 1995, $3,254 in 1996, $3,016 in 1997, $2,361 in 1998, $1,850 in 1999 and $2,595 after 1999, with a cumulative total of $16,932.

         Total rent expense charged to operations was $3,951 in 1994, $3,758 in 1993 and $3,398 in 1992.

14.  PROFIT SHARING PLAN:

         The Company has a trusteed profit sharing retirement plan for employees of certain of its divisions and subsidiaries. In fiscal 1989, the plan was amended to qualify under Section 401(K) of the Internal Revenue Code. Company contributions are determined by the Board of Directors. The charges to operations for Company contributions totaled $132 in fiscal 1993 and $123 in fiscal 1992.

15.  CONTINGENCIES:

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's financial statements.

                      SUPPLEMENTARY FINANCIAL INFORMATION

  Quarterly Results of Operations:

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1994 and 1993 (in thousands, except per share amounts):

                                                                                                              AUDITED
FISCAL 1994                                       1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.        TOTAL
- - -----------                                       --------       --------       --------       --------        -----
Net sales                                          $54,701        $53,233        $52,311         $54,867       $215,112
Gross profit                                        18,750         18,764         18,551          19,036         75,101
Operating income                                     4,759          5,124          4,413           3,917         18,213
Loss from continuing operations
  before extraordinary charge                         (357)           (42)          (941)         (2,132)        (3,472)
Income (loss) from discontinued
  operations                                           886            115         (4,250)              -         (3,249)
Loss on disposal                                                                 (38,343)                       (38,343)
Extraordinary charge                                     -              -         (6,625)           (199)        (6,824)
Net income (loss)                                      529             73        (50,159)         (2,331)       (51,888)
Primary and fully diluted
  earnings per share:
  Loss from continuing
    operations before cumulative
    effect of accounting change                       (.03)          (.01)          (.08)           (.18)          (.30)
  Income (loss) from discontinued
   operations                                          .07            .02           (.36)              -           (.28)
  Loss on disposal                                       -              -          (3.28)              -          (3.28)
  Extraordinary charge                                   -              -           (.57)           (.02)          (.58)
  Net income (loss)                                   (.04)           .01          (4.29)           (.20)         (4.44)


                                                                                                              AUDITED
FISCAL 1993                                        1ST QTR.       2ND QTR.      3RD QTR.       4TH QTR.         TOTAL
- - -----------                                        --------       --------      --------       --------         -----

Net sales                                          $54,405        $50,969        $48,583         $50,821       $204,778
Gross profit                                        18,197         16,952         16,773          15,612         67,534
Operating income (loss)                              4,303          3,985          3,905          (7,502)         4,691
Loss from continuing operations
  before cumulative effect of
  accounting change                                   (363)          (547)          (710)        (14,270)       (15,890)
Income (loss) from discontinued
  operations                                           785            733           (218)        (12,540)       (11,240)
Cumulative effect of accounting
  change                                            (2,110)             -              -               -         (2,110)
Net income (loss)                                   (1,688)           186           (928)        (26,810)       (29,240)
Primary and fully diluted
  earnings per share:
  Loss from continuing
    operations before cumulative
    effect of accounting change                       (.03)          (.05)          (.06)          (1.22)         (1.36)
  Income (loss) from discontinued
   operations                                          .07            .07           (.02)          (1.08)          (.97)
  Cumulative effect of accounting
   change                                             (.18)             -              -               -           (.18)
  Net income (loss)                                   (.14)           .02           (.08)          (2.30)         (2.51)

                                    PART III

     Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 1994 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)     (1)      The following consolidated financial statements are
                          included in Part II, Item 8:

                          Report of Independent Public Accountants

                          Balance Sheets--June 30, 1994 and 1993


                          Statements of Income--For the Years Ended June 30, 1994, 1993, and 1992

                          Statements of Stockholders' Equity--For the Years Ended June 30, 1994, 1993 and 1992.

                          Statements of Cash Flows--For the Years Ended June 30, 1994, 1993 and 1992.

                          Notes to Financial Statements For the Years Ended June 30, 1994, 1993 and 1992.

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

         3.1* Certificate of Incorporation of the Company dated October 27, 1989 (Exhibit 3(a) to the Company's Form S-8 filed December 4, 1989, File No. 0-5888, incorporated herein by reference).

         3.2* By-laws of the Company. (Exhibit 3.2 to Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference.)

         4.1* Indenture dated as of June 1, 1989 (the "Ameritrust Indenture") between the Company and Ameritrust Company National Association (Exhibit 4.1 to Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-5888, incorporated herein by reference).

         4.2* Form of the Company's 13 3/4% Senior Subordinated Note due June 1, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-5888, incorporated herein by reference).

         4.3* First Supplemental Indenture to the Ameritrust Indenture dated November 29, 1989. (Exhibit 4.2 to Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference.)

         4.4* Second Supplemental Indenture to the Ameritrust Indenture dated November 23, 1993 (Exhibit 4.3 to Waxman Industries, Inc.'s Form S-2 filed
                          July 8, 1994, incorporated herein by reference).

         4.5* Third Supplemental Indenture to the Ameritrust Indenture dated May 20, 1994 (Exhibit 4.4 to Waxman Industries, Inc.'s Form S-2 filed
                          July 8, 1994, incorporated herein by reference).

         4.6* Indenture , dated as of May 20, 1994, by and between Waxman Industries, Inc. and The Huntington National Bank, as Trustee, with respect to the Deferred Coupon Notes, including the form of Deferred Coupon Notes (Exhibit 4.1 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

         4.7* Warrant Agreement, dated as of May 20, 1994, by and between Waxman Industries, Inc. and The Huntington National Bank, as Warrant Agent (Exhibit 4.2 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

         4.8* Warrant Certificate (Exhibit 4.3 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

         4.9* Securities Purchase Agreement for Notes and Warrants dated as of September 17, 1991, among the Company and each of the Purchasers referred to therein. (Exhibit
                          4.4 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.10* Indenture dated as of September 1, 1991 (the "US Trust Indenture"), between the Company and United States Trust Company of New York. (Exhibit 4.5 to Annual Report on Form 10-K for the year ended
                          June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.11* Form of the Company's Floating Rate Senior Secured Notes due September 1, 1998. (Exhibit 4.6 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.12* Form of the Company's 12.25% Fixed Rate Senior Secured Notes due September 1, 1998. (Exhibit 4.7 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.13* First Supplemental Indenture to the US Trust Indenture dated November 15, 1993 (Exhibit 4.8 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994, incorporated herein by reference).

         4.14* Second Supplemental Indenture to the US Trust Indenture dated March 25, 1994 (Exhibit 4.9 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994, incorporated herein by reference).

         4.15* Third Supplemental Indenture to the US Trust Indenture dated May 20, 1994 (Exhibit 4.10 to Waxman Industries, Inc.'s Form S-2 filed
                          July 8, 1994, incorporated herein by reference).

         4.16* Warrant Agreement dated as of September 17, 1991, between the Company and United States Trust Company of New York. (Exhibit 4.8 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.17* Form of the Company's Common Stock Purchase Warrant Certificate. (Exhibit 4.9 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.18* Registration Rights Agreement for Senior Notes, Warrants and Warrant Shares dated as of September 17, 1991, among the Company and each of the Purchasers signatory thereto. (Exhibit 4.10 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.19* Pledge Agreement dated as of September 17, 1991, among the Company, United States Trust Company of New York and each of the Purchasers signatory thereto. (Exhibit 4.11 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.20* Operating Credit Agreement dated as of April 20, 1989 between Bank of Montreal and Waxman Acquisition, Inc. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-5888, incorporated herein by reference).

         4.21* Amending Agreement of Operating Credit Agreement dated as of July 1, 1990 between Bank of Montreal and Ideal Plumbing Group Inc. (Exhibit 4.10 to Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference).

         4.22* Amended and Restated Operating Credit Agreement dated as of July 22, 1991 between Bank of Montreal and Ideal Plumbing Group Inc. (Exhibit 4.15 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         4.23* Amended and Restated Credit Agreement dated as of April 1, 1993 between Waxman Industries, Inc. and the Banks Named Therein and National City Bank as Agent (Exhibit 4.15 to Annual Report on Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).

         4.24* Amendment dated as of October 1, 1993 to Amended and Restated Credit Agreement dated as of April 1, 1993 between Waxman Industries, Inc. and the Banks Named Therein and National City Bank as Agent (Exhibit 4.16 to Annual Report on Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).

         4.25* Credit Agreement dated as of May 20, 1994 among Waxman USA, Inc., Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citicorp USA, Inc., as Agent and certain exhibits thereto (Exhibit 10.8 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

         4.26* Term Loan Credit Agreement dated as of May 20, 1994 among Waxman USA, Inc., Barnett Inc., Waxman Consumer Products Group, Inc. and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent (Exhibit 10.9 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference.).


         10.1* Lease between the Company as Lessee and Aurora Investment Co. as Lessor dated June 30, 1992 (Exhibit
                          10.1 to Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-5888, incorporated herein by reference).

         10.2* Policy Statement (revised as of June 1, 1980) regarding the Company's Profit Incentive Plan (Exhibit 10(c)-1 to Annual Report on Form 10-K for the year ended June 30, 1984, File No. 0-5888, incorporated herein by reference).

         10.3* Employment Contract dated June 18, 1990 between the Company and William R. Pray. (Exhibit 10.4 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         10.4* Form of Stock Option Agreement between the Company and its Directors. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

         10.5* Employment Contract dated January 1, 1992 between the Company and John S. Peters (Exhibit 10.6 to Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-5888, incorporated herein by reference).

         10.6* Tax Sharing Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

         10.7* 1992 Non-Qualified and Incentive Stock Option Plan of Waxman Industries, Inc., adopted as of July 1, 1992 (Exhibit 10.7 to Annual Report of Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).

         10.8* Intercorporate Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries, Inc.'s Form S-4).

         10.9* Employee Stock Purchase Plan of Waxman Industries, Inc., adopted on September 1, 1992 (Exhibit 10.8 to Annual Report on Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).

         18.1* Letter Regarding Change in Accounting Principles (Exhibit 18.1 to Annual Report on Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).

         21.1* Subsidiaries (Exhibit 21.1 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference)

         23               Consent of Arthur Andersen LLP

         27               Financial Data Schedule

*        Incorporated herein by reference as indicated.

         (b)     REPORTS ON FORM 8-K

                 There are no reports on Form 8-K for the three months ended June 30, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WAXMAN INDUSTRIES, INC.



September 26, 1994              By: /s/  Armond Waxman
                                   -------------------------------
                                   Armond Waxman
                                   President and
                                   Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



September 26, 1994           By: /s/ Melvin Waxman
                                -------------------------------
                                Melvin Waxman
                                Chairman of the Board,
                                Co-Chief Executive Officer
                                and Director



September 26, 1994           By: /s/ Armond Waxman
                                -------------------------------
                                Armond Waxman
                                President,
                                Co-Chief Executive Officer
                                and Director


September 26, 1994           By: /s/ Neal R. Restivo
                                -------------------------------
                                Neal R. Restivo
                                Vice President, Finance
                                and Chief Financial Officer and
                                Chief Accounting Officer



September 26, 1994           By: /s/ Samuel J. Krasney
                                -------------------------------
                                Samuel J. Krasney, Director



September 26, 1994           By: /s/ Judy Robins
                                -------------------------------
                                Judy Robins, Director



September 26, 1994           By: /s/ Irving Z. Friedman
                                -------------------------------
                                Irving Z. Friedman, Director