Form 10-Q
period 1994-09-30
WAXMAN INDUSTRIES INC
filed 1994-11-04
CIK 105096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

9,491,457 shares of Common Stock, $.01 par value, and 2,220,705 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of October 27, 1994.

                                                               INDEX

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                                ----
PART I. FINANCIAL INFORMATION
- - - - -----------------------------

Item 1.  Financial Statements (Unaudited)

   Consolidated Statements of Income -  Three Months
   Ended September 30, 1994 and 1993......................................................................          3

   Consolidated Balance Sheets - September 30, 1994
   and June 30, 1994......................................................................................        4-5

   Consolidated Statements of Cash Flows - Three Months
   Ended September 30, 1994 and 1993......................................................................          6

   Notes to Consolidated Financial Statements -
   September 30, 1994 and 1993............................................................................        7-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................................       8-11

PART II. OTHER INFORMATION
- - - - --------------------------


Item 6.  Exhibits and Reports on Form 8-K.................................................................         12

SIGNATURES................................................................................................         12
- - - - ----------

PART I.  FINANCIAL INFORMATION
- - - - ------------------------------
Item 1.  Financial Statements
         --------------------

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                             For the Three Months Ended September 30, 1994 and 1993

                                                      (In Thousands, Except Per Share Data)

                                                               1994                              1993
                                                            ----------                        ---------
Net sales                                                   $  59,444                         $  54,701

Cost of sales                                                  38,557                            35,951
                                                             --------                           -------

Gross profit                                                   20,887                            18,750

Operating expenses                                             15,248                            13,991
                                                             --------                           -------

Operating income                                                5,639                             4,759

Interest expense, net                                           6,141                             5,171
                                                             --------                           -------

Loss from continuing operations
  before income taxes                                            (502)                             (412)

Provision (benefit) for income taxes                               50                               (55)
                                                             --------                           -------

Loss from continuing operations                                  (552)                             (357)

Income from discontinued
    operations, net of taxes                                      -                                 886
                                                              --------                          -------


Net income (loss)                                           $    (552)                        $     529
                                                             ========                          ========


Primary and fully diluted earnings
   (loss) per share:

   From continuing operations                               $    (.05)                        $    (.03)

   From discontinued operations                                   -                                 .08
                                                              --------                          -------


   Net income (loss)                                        $    (.05)                        $     .05
                                                             ========                          ========

                                    The accompanying notes to Consolidated Financial Statements are an integral part of these statements.


                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)

                                               September 30, 1994 and June 30, 1994

                                                          (In Thousands)

                                                              ASSETS

                                                                             September 30,            June 30,
                                                                                1994                    1994
                                                                             ---------------          --------
        CURRENT ASSETS:
         Cash                                                               $  2,561                  $  2,026
         Accounts receivable, net                                             40,266                    37,216
         Inventories                                                          82,594                    80,969
         Prepaid expenses                                                      4,870                     4,987
         Net liabilities of discontinued operations                             (251)                     (421)
                                                                             -------                   -------
            Total current assets                                             130,040                   124,777
                                                                             -------                   -------

        PROPERTY AND EQUIPMENT:
         Land                                                                  1,523                     1,461
         Buildings                                                            12,806                    12,421
         Equipment                                                            21,233                    20,655
                                                                             -------                   -------
                                                                              35,562                    34,537
         Less accumulated depreciation and amortization                      (17,908)                  (17,163)
                                                                             -------                   -------
         Property and equipment, net                                          17,654                    17,374
                                                                             -------                   -------

        COST OF BUSINESSES IN EXCESS OF
          NET ASSETS ACQUIRED, NET AND
          OTHER ASSETS                                                        42,376                    40,892
                                                                             -------                   -------
                                                                            $190,070                  $183,043
                                                                            ========                  ========

                                    The accompanying Notes to Consolidated Financial Statments are an integral part of these balance sheets.

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)

                                               September 30, 1994 and June 30, 1994

                                             (In Thousands, Except Per Share Amounts)

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             September 30,             June 30,
                                                                                 1994                    1994
                                                                             ---------------           -------
         CURRENT LIABILITIES:
           Current portion of long-term debt                                 $  5,921                 $  4,144
           Accounts payable                                                    21,353                   20,427
           Accrued liabilities                                                  6,450                    6,507
                                                                             --------                 --------
             Total current liabilities                                         33,724                   31,078
                                                                             --------                 --------

         LONG-TERM DEBT, NET OF CURRENT PORTION                                57,305                   54,063

         SENIOR SECURED NOTES                                                  38,702                   38,675

         SENIOR SECURED DEFERRED COUPON NOTES                                  49,625                   48,031

         SUBORDINATED DEBT                                                     48,905                   48,905

         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value per share:
            Authorized and unissued 2,000 shares                                 -                        -
           Common Stock, $.01 par value per share:
            Authorized 22,000 shares; Issued 9,491
              at September 30, 1994 and 9,490 at June 30, 1994                     95                        95
           Class B common stock $.01 par value per share:
            Authorized 6,000 shares; Issued 2,221
              at September 30, 1994 and 2,222 at June 30, 1994                     23                        23
           Paid-in capital                                                     21,098                    21,098
           Retained deficit                                                   (59,407)                  (58,925)
                                                                             --------                  --------

               Total stockholders' equity (deficit)                           (38,191)                  (37,709)
                                                                             --------                  --------

                                                                             $190,070                  $183,043
                                                                             ========                  ========

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)

                                      For the Three Months Ended September 30, 1994 and 1993

                                                          (In Thousands)
                                                                               1994                     1993
                                                                             --------                 --------
CASH FROM (USED FOR):
    OPERATIONS
      Loss from continuing operations                                         $  (552)                $   (357)
      Adjustments to reconcile loss
        from continuing operations:
        Non-cash interest - Deferred Coupon Notes                               1,594                     -
        Depreciation and amortization                                           2,119                    1,907
      Changes in assets and liabilities:
        Accounts receivable                                                    (3,050)                  (2,545)
        Inventories                                                            (2,244)                  (1,067)
        Prepaid expenses                                                          117                      138
        Accounts payable                                                          926                    1,742
        Accrued liabilities                                                       (57)                   1,718
                                                                              -------                  -------
          Net cash from (used for) continuing operations                       (1,147)                   1,536
                                                                              -------                  -------

      Earnings from discontinued operations                                      -                         886
      Other, net                                                                   71                   (1,327)
      Change in net liabilities of discontinued operations                       (170)                    (146)
                                                                              -------                  -------
        Net cash provided by (used for) operations                             (1,246)                     949
                                                                              -------                  -------

    INVESTMENTS:
      Capital expenditures                                                     (1,012)                    (653)
      Change in other assets                                                      (61)                    (532)
                                                                              -------                  -------
        Net cash used for investments                                          (1,073)                  (1,185)
                                                                              -------                  -------

    FINANCING:
      Net borrowings under credit agreements                                    2,964                       52
      Repayments of long-term debt                                               (110)                    (106)
                                                                              -------                  -------
        Net cash from (used for) financing activities                           2,854                      (54)
                                                                              -------                  -------

    NET INCREASE (DECREASE) IN CASH                                               535                     (290)
    BALANCE, BEGINNING OF PERIOD                                                2,026                      406
                                                                              -------                  -------

    BALANCE, END OF PERIOD                                                   $  2,561                 $    116
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

                         September 30, 1994 and 1993

                   (in thousands, except per share amounts)

Management believes that the information furnished in the accompanying consolidated financial statements reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the three months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995 or any other period. The information reported in the consolidated financial statements and the notes below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

   1.    Business
         --------
         The Company believes that it is one of the leading suppliers of plumbing products to the home repair and remodeling market in the United States. The Company distributes plumbing, electrical and hardware products, in both packaged and bulk form, to do-it-yourself (D-I-Y) retailers, mass merchandisers, smaller independent retailers and plumbing and electrical repair and remodeling contractors.

   2.    Consolidation and Prior-Year Reclassification
         ---------------------------------------------
         The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances are eliminated in consolidation. Certain fiscal 1994 amounts have been reclassified to conform with the fiscal 1995 presentation including a restatement to reflect the Company's Canadian subsidiary, Ideal Plumbing Group, Inc. (Ideal) as a discontinued operation. Ideal's operations were discontinued effective March 31, 1994.

   3.    Earnings Per Share
         ------------------
         Primary earnings per share have been computed based on the weighted average number of shares and share equivalents outstanding, which totaled 11,712 and 11,662 for the three months ended September 30, 1994 and 1993, respectively. Share equivalents include the Company's common stock purchase warrants. The conversion of the Company's Convertible Subordinated Debentures due March 15, 2007 into shares of common stock was not assumed in computing fully diluted earnings per share in either 1994 or 1993, as the effect would be antidilutive.

   4.    Income Taxes
         ------------
         In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is currently unable to recognize any income tax benefit relating to the loss from continuing operations. The tax provision for the quarter ended September 30, 1994 represents a provision for state and foreign taxes.

         The Company currently has $59.6 million of available domestic net operating loss carryforwards which expire through 2009. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.


   5.    Supplemental Cash Flow Information
         ----------------------------------
         Cash payments during the three months ended September 30, 1994 and 1993 included income taxes of $183 and $167, and interest of $3,488 and $2,645 respectively.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

   A.    Results of Operations
         ---------------------

   Net Sales
   ---------
   Net sales for the 1995 first quarter totaled $59.4 million, compared with $54.7 million in the 1994 first quarter, an increase of 8.7%. The Company's 1995 first quarter net sales were adversely affected by the sale of H. Belanger Plumbing Accessories (Belanger) in October 1993. Belanger's net sales for the prior year quarter totaled $1.5 million. Net sales increased 11.8% for the three months ended September 30, 1994, after excluding the impact of Belanger. The net sales increases are primarily the result of the continued growth of the Company's Consumer Products and Barnett subsidiaries. Consumer Products' net sales increased 18.7% from $18.0 million in 1994 first quarter to $21.4 million in the 1995 first quarter. The increase was primarily the result of the expansion of its business with several of its large customers. The opening orders for this additional business, which totaled approximately $2.5 million, were shipped during the first quarter. Barnett's net sales increased 11.7% from $22.8 million in the 1994 first quarter to $25.4 million in the 1995 first quarter. New product introductions accounted for $1.7 million of the increase for the 1995 first quarter. The remainder of Barnett's increases were the result of the growth of Barnett's existing customer base.

   Gross Profit
   ------------
   The Company's gross margins increased to 35.1% for the 1995 first quarter from 34.3% for the 1994 first quarter. The increase in gross margin is attributable to the favorable impact of the additional Consumer Products business, as well as an overall increase in the percentage of products purchased overseas. The imported products typically generate higher margins than products purchased domestically.

   Operating Expenses
   ------------------
   Operating expenses increased 9.0% from $14.0 million in the 1994 first quarter to $15.2 million in the 1995 first quarter. Excluding the impact of the sale of Belanger, operating expenses for the quarter were up 13.1%. These increases were due primarily to increases in operating expenses for Consumer Products and Barnett. Operating expenses increased approximately $0.7 million and $0.5 million in the 1995 first quarter for Consumer Products and Barnett, respectively. These increases are in line with the increases in sales from these operations.

   Operating Income
   ----------------
   The Company's operating income totaled $5.6 million or 9.5% of net sales and $4.8 million or 8.7% of net sales for the 1995 first quarter and 1994 first quarter, respectively. The Company's operating income increased 18.5% for
   the 1995 first quarter, as compared with the prior year period.   The
   improved operating income was the result of higher gross margins offset, in part, by increased operating expenses. The impact of the sale of Belanger on operating income was not significant.

   Interest Expense
   ----------------
   The Company's interest expense totaled $6.1 million for the 1995 first quarter, compared with $5.2 million for the 1994 first quarter. Average borrowings outstanding increased from $166.4 million in the 1994 first quarter to $196.7 million for the same period in the current year. The increase in average borrowings outstanding is due to increased working capital needs relating to the growth of the Company's operations as well as the impact of the additional debt incurred in connection with the Company's May 1994 debt restructuring. The debt restructuring significantly reduced the Company's cash interest requirements. Cash interest expense for the 1995 first quarter totaled $4.0 million. The weighted average interest rate remained constant at 12.2% in both the 1995 first quarter and the 1994 first quarter.

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

   Loss From Continuing Operations
   -------------------------------
   The Company's loss from continuing operations for the 1995 first quarter totaled $0.6 million compared with a loss of $0.4 million in the 1994 first quarter.

   Discontinued Operations
   -----------------------
   The Company's income from discontinued operations for the 1994 first quarter totaled $0.9 million.

   Net Loss
   --------
   The Company's net loss for the 1995 first quarter totaled $0.6 million, compared with a net income of $0.5 million in the 1994 first quarter.

   B.    Liquidity and Capital Resources
         -------------------------------
   On May 20, 1994, the Company completed a financial restructuring which was undertaken to modify the Company's capital structure to facilitate the growth of its domestic businesses by reducing cash interest expense and increasing the Company's liquidity.

   As part of the restructuring, the Company exchanged $50 million of its 13-3/4% Senior Subordinated Notes due 1999 (the Subordinated Notes) for $50 million initial accreted value of 12-3/4% Senior Secured Deferred Coupon Notes due 2004 (the Deferred Coupon Notes). Approximately $48.8 million of the Subordinated Notes remain outstanding. The Deferred Coupon Notes have no cash interest requirements until June 1, 1999. As a result of the exchange, the Company's cash interest requirements have been significantly reduced for five years. In addition, the $50 million of Subordinated Notes exchanged can be used to satisfy the Company's mandatory redemption requirements with respect to such issue and, as such, the $20 million mandatory redemption payments due on June 1, 1996 and 1997 have been satisfied and the mandatory redemption payment due on June 1, 1998 has been reduced to $8.8 million. The Company is, however, required to make mandatory redemption payments of $17.0 million on each of September 1, 1996 and 1997 with respect to its Senior Secured Notes due 1998.

   As part of the restructuring, the Company's indirect subsidiaries Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc. (the Operating Companies) entered into a $55 million, four-year, secured credit facility with an affiliate of Citibank, N.A., as agent for certain financial institutions. The secured credit facility, which has an initial term of three years, will be extended for an additional year if the Company's Senior Secured Notes have been repaid on or before March 1997. The secured credit facility is subject to borrowing base formulas. The secured credit facility prohibits dividends and distributions by the Operating Companies except in certain limited instances. At September 30, 1994, availability under the secured credit facility totaled approximately $10 million.

   As part of the restructuring, the Operating Companies also entered into a $15.0 million three-year term loan with Citibank, N.A., as agent. A one-time fee of 1.0% of the principal amount outstanding under the term loan will be payable if such loan is not repaid by November 20, 1994. The Company does not expect that the term loan will be repaid by such date. Principal payments of the term loan will be required to be prepaid if a refinancing is completed which is sufficient to retire the Subordinated Notes, the Senior Secured Notes and the term loan.

   A one-time fee of 1.0% of the outstanding principal amount of the Senior Secured Notes will be payable on December 31, 1994, if such notes have not been retired by such date.

   The Company does not have any commitments to make substantial capital expenditures. However, the Company does expect to open up to 4 Barnett warehouses over the next twelve months. The average cash cost to open a Barnett warehouse is approximately $0.5 million, including $250,000 for inventory and approximately $250,000 for fixed assets, leasehold improvements and startup costs.

   The Company currently has no significant principal repayment requirements for fiscal 1995. Commencing March 1995, the Company will be required to make quarterly principal payments of $1.0 million under its Domestic Term Loan. In addition, the Company is required to make mandatory sinking fund payments of $17.0 million relating to its Senior Secured Notes on each of September 1, 1996 and 1997. The Company is also required to make a mandatory sinking fund payament of $8.8 million relating to its Senior Subordinated Notes on June 1, 1998.

   As a result of the issuance of the Deferred Coupon Notes, which significantly reduces cash interest requirements until June 1, 1999, the Company believes that funds generated from operations along with funds available under the Company's revolving credit facility will be sufficient to satisfy the Company's liquidity requirements (including the term loan principal payments) until September 1, 1996, the date the first sinking fund payment is due. In order to eliminate and/or satisfy such sinking fund obligations, and to decrease the Company's high degree of leverage, the Company will have to obtain a significant infusion of funds either through additional debt refinancing transactions or the sale of equity and/or assets. Although the Company is actively exploring its various alternatives, it has not yet committed to any specific course of action of transaction.


   Discussion of Cash Flows
   ------------------------
   For the 1995 first quarter, the Company's continuing operations used $1.1 million of cash flow for operations which included a use of $4.3 million of cash for increased working capital. Working capital has increased as a result of the Company's higher sales levels and increased business activity. Cash flow used for investments totaled $1.1 million, the majority of which related to capital expenditures. Financing activities generated approximately $2.9 million of cash flow as the Company increased amounts outstanding under its revolving credit facilities.

PART II.  OTHER INFORMATION
- - - - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

       a.  Exhibit 27 - Financial Data Schedule

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



                                   WAXMAN INDUSTRIES, INC.
                                   -----------------------
                                   Registrant



Date:  November 4, 1994
                                   By:___________________________
                                      Neal R. Restivo
                                      Vice President, Finance and
                                      Chief Financial Officer (principal
                                      financial and accounting officer)