Form 10-Q
period 1994-12-31
WAXMAN INDUSTRIES INC
filed 1995-02-08
CIK 105096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                                       OR

  ( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FROM          TO



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

9,491,457 shares of Common Stock, $.01 par value, and 2,220,705 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of February 3, 1995.


                                     INDEX

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES





                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
- - - -----------------------------

Item I.  Financial Statements (Unaudited)

   Consolidated Statements of Income - Six Months and
   Three Months Ended December 31, 1994 and 1993                               3

   Consolidated Balance Sheets - December 31, 1994
   and June 30, 1994                                                         4-5

   Consolidated Statements of Cash Flows - Six Months
   Ended December 31, 1994 and 1993                                            6

   Notes to Consolidated Financial Statements -
   December 31, 1994 and 1993                                                7-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-11


PART II. OTHER INFORMATION
- - - --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                    12
- - - ----------




PART I.  FINANCIAL INFORMATION
- - - ------------------------------

Item 1.  Financial Information
         ---------------------

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

      For the Six Months and Three Months Ended December 31, 1994 and 1993

                     (In Thousands, Except Per Share Data)

                                                        Six Months Ended      Three Months Ended
                                                          December 31,            December 31,
                                                      1994         1993        1994          1993
                                                   ----------   ---------   ---------     ---------
Net sales                                           $ 118,395   $ 107,934    $ 58,951      $ 53,233

Cost of sales                                          76,926      70,420      38,369        34,469
                                                      -------     -------     -------       -------

Gross profit                                           41,469      37,514      20,582        18,764

Operating expenses                                     30,346      27,631      15,098        13,640
                                                      -------     -------     -------       -------

Operating income                                       11,123       9,883       5,484         5,124

Interest expense, net                                  12,558      10,342       6,417         5,171
                                                      -------     -------     -------       -------

Loss from continuing operations
  before income taxes                                  (1,435)       (459)       (933)          (47)

Provision (benefit) for income taxes                      100         (60)         50            (5)
                                                      -------     -------     -------       -------

Loss from continuing operations                        (1,535)       (399)       (983)          (42)

Income from discontinued
  operations, net of taxes                                  -       1,001           -           115
                                                      -------     -------     -------       -------

Net income (loss)                                   $  (1,535)  $     602    $   (983)     $     73
                                                     ========     =======     =======       =======


Primary and fully diluted earnings
  (loss) per share:

  From continuing operations                        $    (.13)  $    (.03)   $   (.08)     $   (.01)

  From discontinued operations                              -         .08           -           .02
                                                      -------     -------     -------       -------


  Net income (loss)                                 $    (.13)  $     .05    $   (.08)     $    .01
                                                     ========     =======     =======       =======

                                           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                      December 31, 1994 and June 30, 1994

                                 (In Thousands)

                                     ASSETS



                                                          December 31          June 30
                                                              1994               1994
                                                          -----------          -------
CURRENT ASSETS:
  Cash                                                      $  1,261             $  2,026
  Accounts receivable, net                                    37,214               37,216
  Inventories                                                 84,699               80,969
  Prepaid expenses                                             4,729                4,987
                                                             -------              -------
    Total current assets                                     127,903              125,198
                                                             -------              -------

PROPERTY AND EQUIPMENT:
  Land                                                         1,463                1,461
  Buildings                                                   12,761               12,421
  Equipment                                                   20,563               20,655
                                                             -------              -------
                                                              34,787               34,537
  Less accumulated depreciation
   and amortization                                          (16,992)             (17,163)
                                                             -------              -------
  Property and equipment, net                                 17,795               17,374
                                                             -------              -------

COST OF BUSINESSES IN EXCESS OF
  NET ASSETS ACQUIRED, NET AND
  OTHER ASSETS                                                41,781               40,892
                                                             -------              -------
                                                            $187,479             $183,464
                                                             =======              =======




                                           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.



                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                      December 31, 1994 and June 30, 1994

                    (In Thousands, Except Per Share Amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   December 31,               June 30,
                                                                       1994                     1994
                                                                   ------------               -------
CURRENT LIABILITIES:
  Current portion of long-term debt                                 $  6,829                  $  4,144
  Accounts payable                                                    21,369                    20,427
  Accrued liabilities                                                  6,672                     6,928
                                                                     -------                   -------
    Total current liabilities                                         34,870                    31,499
                                                                     -------                   -------


LONG-TERM DEBT, NET OF CURRENT PORTION                                52,891                    54,063

SENIOR SECURED NOTES                                                  38,730                    38,675

SENIOR SECURED DEFERRED COUPON NOTES                                  51,315                    48,031

SUBORDINATED DEBT                                                     48,905                    48,905

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                   -                         -
  Common stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,491
     at December 31, 1994 and 9,490 at
     June 30, 1994                                                        95                        95
  Class B common stock $.01 par value per share:
    Authorized 6,000 shares; Issued 2,221
     at December 31, 1994 and 2,222 at
     June 30, 1994                                                        23                        23
  Paid-in capital                                                     21,098                    21,098
  Retained deficit                                                   (60,448)                  (58,925)
                                                                    --------                  --------

    Total stockholders' equity (deficit)                             (39,232)                  (37,709)
                                                                     --------                 --------

                                                                    $187,479                  $183,464
                                                                    ========                  ========

                                           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.




                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

              For the Six Months Ended December 31, 1994 and 1993

                                 (In Thousands)

                                                                       1994                     1993
                                                                     --------                 --------

CASH FROM (USED FOR):
  OPERATIONS
    Loss from continuing operations                                 $ (1,535)                 $   (399)
    Adjustments to reconcile loss
     from continuing operations:
     Non-cash interest - Deferred Coupon Notes                         3,221                         -
     Depreciation and amortization                                     4,340                     3,709
   Changes in assets and liabilities:
     Accounts receivable                                                   2                       479
     Inventories                                                      (5,221)                   (6,016)
     Prepaid expenses                                                    258                       537
     Accounts payable                                                    159                     3,461
     Accrued liabilities                                                ( 83)                   (1,835)
                                                                     -------                   -------
       Net cash from (used for)
       continuing operations                                           1,141                       (64)
                                                                     -------                   -------

     Earnings from discontinued operations                                 -                     1,001
     Other, net                                                           12                      (903)
     Change in net liabilities of
      discontinued operations                                           (173)                     (222)
                                                                     -------                   -------
       Net cash provided by (used for) operations                        980                      (188)
                                                                     -------                   -------

  INVESTMENTS:
   Capital expenditures                                               (1,919)                     (865)
   Change in other assets                                               (339)                      210
                                                                     -------                   -------
     Net cash used for investments                                    (2,258)                     (655)
                                                                     -------                   -------

  FINANCING:
   Net borrowings under credit agreements                                698                     1,465
   Repayments of long-term debt                                         (185)                     (214)
                                                                     -------                   -------
     Net cash from financing activities                                  513                     1,251
                                                                     -------                   -------

NET INCREASE (DECREASE) IN CASH                                         (765)                      408

BALANCE, BEGINNING OF PERIOD                                           2,026                       406
                                                                     -------                   -------

BALANCE, END OF PERIOD                                              $  1,261                  $    814
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

                           December 31, 1994 and 1993


                    (in thousands, except per share amounts)


Management believes that the information furnished in the accompanying consolidated financial statements reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the six months and three months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995 or any other period. The information reported in the consolidated financial statements and the notes below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

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

   3.    Earnings Per Share
         ------------------

         Primary earnings per share have been computed based on the weighted average number of shares and share equivalents outstanding, which totaled 11,712 for both the six months and three months ended December 31, 1994 and 11,662 for both the six months and three months ended December 31,1993. Share equivalents include the Company's common stock purchase warrants. The conversion of the Company's Convertible Subordinated Debentures due March 15, 2007 into shares of common stock was not assumed in computing fully diluted earnings per share in either 1994 or 1993, as the effect would be antidilutive.

   4.    Income Taxes
         ------------

         In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is currently unable to recognize any income tax benefit relating to the loss from continuing operations. The tax provisions for the six months and three months ended December 31, 1994 represent provisions for state and foreign taxes.

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

   5.    Supplemental Cash Flow Information
         ----------------------------------

         Cash payments during the six months ended December 31, 1994 and 1993 included income taxes of $366 and $271, and interest of $8,620 and $10,075 respectively.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
             Condition and Results of Operations
             -----------------------------------

A. Results of Operations
   ---------------------

Net Sales
- - - ---------

Net sales for the 1995 second quarter totaled $59.0 million, compared to $53.2 million in the 1994 second quarter, an increase of 10.7%. Net sales for the six month period increased 9.7% from $107.9 million in the 1994 six month period to $118.4 million in the 1995 six month period. The Company's 1995 six month net sales were adversely affected by the sale of H. Belanger Plumbing Accessories (Belanger) in October 1993. Belanger's sales in the prior year six month period totaled $1.5 million. Excluding the impact of Belanger, sales increased 11.3% for the six month period. The net sales increases are primarily the result of the continued growth of the Company's Barnett and
Consumer Products subsidiaries.   Barnett's net sales increased 16.1% from
$23.1 million in the 1994 second quarter to $26.8 million in the 1995 second quarter and 14.0% from $45.8 million in the 1994 six month period to $52.2 in the 1995 six month period. New product introductions accounted for $1.7 million and $3.4 million of the increases for the 1995 second quarter and six month period, respectively. The remainder of Barnett's increases were the result of the growth of Barnett's customer base. Consumer Products' net sales increased 3.2% from $17.9 million in the 1994 second quarter to $18.5 million in the 1995 second quarter and 11.0% from $35.9 million in the 1994 six month period to $39.9 million in the 1995 six month period. The increase in net sales is the result of Consumer Products' expansion of its business with several of its large customers. The opening orders for this additional business totaled approximately $2.5 million and were shipped during the 1995 first quarter.

Gross Profit
- - - ------------

The Company's gross margins declined from 35.2% for the 1994 second quarter to 34.9% for the 1995 second quarter and increased from 34.8% in the 1994 six month period to 35.0% in the 1995 six month period. The slight decline in gross margin for the second quarter is primarily due to proportionately lower sales of higher margin packaged products during the quarter.

Operating expenses
- - - ------------------

Operating expenses for the second quarter increased 10.7% from $13.6 million in the 1994 second quarter to $15.1 million in the 1995 second quarter. For the six month period, operating expenses increased 9.8% from $27.6 million in the 1994 six month period to $30.3 million in the 1995 six month period. Excluding the impact of the sale of Belanger, operating expenses for the six months were up 11.9%. The increases are attributable to Barnett and Consumer Products and are consistent with the increases in sales from these operations. Operating expenses increased approximately $1.1 million for the six month period for both Barnett and Consumer Products.

Operating Income
- - - ----------------

The Company's operating income totaled $5.5 million or 9.3% of net sales and $5.1 million or 9.6% of net sales for the 1995 and 1994 second quarters, respectively, an increase of 7.0%. For the 1995 and 1994 six month periods, operating income totaled $11.1 million or 9.4% of net sales and $9.9 million or 9.2% of net sales, respectively, an increase of 12.5%.

Interest Expense
- - - ----------------

The Company's interest expense totaled $6.4 million for the 1995 second quarter, compared with $5.2 million for the 1994 second quarter. Interest expense totaled $12.6 million for the 1995 six month period, compared with $10.3 million for the 1994 six month period. The increase in interest expense is primarily the result of the Company's financial restructuring which was completed last May. Average borrowings outstanding increased from $166.7 million and $166.5 million in the 1994 second quarter and six month periods, respectively, to $198.5 million and $197.6 million for the same periods in the current year. The increase in average borrowings outstanding is due to increased working capital needs relating to the growth of the Company's operations as well as the impact of the additional debt incurred in connection the Company's May debt restructuring, The debt restructuring significantly reduced the Company's cash interest requirements. Cash interest expense totaled $4.2 million and $8.2 million for the 1995 second quarter and six month period, respectively. The weighted average interest rate increased from 12.1% and 12.2% in the 1994 second quarter and six month period, respectively, to 12.7% and 12.4% in each of the same periods in the current fiscal year. The Company's weighted average interest rates have been negatively affected by the recent increases in short-term interest rates. Currently the Company has approximately $62 million of floating rate debt.

Income Taxes
- - - ------------

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

Loss From Continuing Operations
- - - -------------------------------

The Company's loss from continuing operations for the 1995 second quarter totaled $1.0 million compared with a loss of $42 in the 1994 second quarter. For the 1995 six month period, the loss from continuing operations totaled $1.5 million compared with a loss of $.4 million in the 1994 six month period.

Discontinued Operations
- - - -----------------------

The Company's net income from discontinued operations totaled $.1 million and $1.0 million for the 1994 second quarter and six months, respectively.

Net Loss
- - - --------

The Company's net loss for the 1995 second quarter totaled $1.0 million compared with net income of $73 in the 1994 second quarter. For the 1995 six month period, the net loss totaled $1.5 million compared with net income of $.6 million in the 1994 six month period.

B. Liquidity and Capital Resources
   -------------------------------

On May 20, 1994, the Company completed a financial restructuring which was undertaken to modify the Company's capital structure to facilitate the growth of its domestic businesses by reducing cash interest expense and increasing the Company's liquidity.

As part of the restructuring, the Company exchanged $50 million of its 13-3/4% Senior Subordinated Notes due 1999 (the Subordinated Notes) for $50 million initial accreted value of 12-3/4% Senior Secured Deferred Coupon Notes due 2004 (the Deferred Coupon Notes). Approximately $48.8 million of the Subordinated Notes remain outstanding. The Deferred Coupon Notes have no cash interest requirements until June 1, 1999. As a result of the exchange, the Company's cash interest requirements have been significantly reduced for five years. In addition, the $50 million of Subordinated Notes exchanged can be used to satisfy the Company's mandatory sinking fund requirements with respect to such issue and, as such, the $20 million mandatory sinking fund payments due on June 1, 1996 and 1997 have been satisfied and the mandatory sinking fund payment due on June 1, 1998 has been reduced to $8.8 million. The Company is, however, required to make mandatory sinking fund payments of $17.0 million on each of September 1, 1996 and 1997 with respect to its Senior Secured Notes due 1998 (Senior Secured Notes).

As part of the restructuring, the Company's indirect subsidiaries Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc. (the Operating Companies) entered into a $55 million, four-year, secured credit facility with an affiliate of Citibank, N.A., as agent for certain financial institutions. The secured credit facility, which has an initial term of three years, will be extended for an additional year if the Company's Senior Secured Notes have been repaid on or before March 1997. The secured credit facility is subject to borrowing base formulas. The secured credit facility prohibits dividends and distributions by the Operating Companies except in certain limited instances. At December 31, 1994, availability under the secured credit facility totaled approximately $8.6 million.

Also, as part of the restructuring, the Operating Companies also entered into a $15.0 million three-year term loan with Citibank, N.A., as agent for certain financial institutions. A one-time fee of 1.0% of the principal amount outstanding under the term loan was paid on November 20, 1994 as such loan was not repaid by such date. The term loan will be required to be prepaid if a refinancing is completed which is sufficient to retire the Subordinated Notes, the Senior Secured Notes and the term loan.

A one-time fee of 1.0% of the outstanding principal amount of the Senior Secured Notes was paid in January 1995 as such notes were not retired before December 31, 1994.

The Company does not have any commitments to make substantial capital expenditures. However, the Company is considering opening up to 4 Barnett warehouses over the next twelve months. The average cash cost to open a Barnett warehouse is approximately $0.5 million, including $250 for inventory and approximately $250 for fixed assets, leasehold improvements and startup costs.

The Company is continually reviewing its operations and exploring alternatives to further enhance its profitability. One of the alternatives actively being reviewed is the downsizing of Consumer Products' distribution network from four locations to three. A decision regarding the possible shutdown of a distribution center is expected to be made by the end of the fiscal third quarter. The Company expects that any decision to shut down a distribution center would result in the incurrence of a restructuring charge. Although the amount of any such charge cannot be reasonably estimated at the current time, management believes that the impact of such charge on the Company's operations would not be material.

The Company currently has no significant mandatory sinking fund requirements for fiscal 1995. Commencing March 1995, the Company will be required to make quarterly principal payments of $1.0 million under its Domestic Term Loan. In addition, as noted above, the Company is required to make mandatory sinking fund payments of $17.0 million relating to its Senior Secured Notes on each of September 1, 1996 and 1997. The Company is also required to make a mandatory sinking fund payment of $8.8 million relating to its Senior Subordinated Notes on June 1, 1998.

As a result of the issuance of the Deferred Coupon Notes, which significantly reduces cash interest requirements until June 1, 1999, the Company believes that funds generated from operations along with funds available under the Company's revolving credit facility will be sufficient to satisfy the Company's liquidity requirements (including the term loan principal payments) until September 1, 1996, the date the first mandatory sinking fund payment is due.
In order to eliminate and/or satisfy such mandatory sinking fund obligations, and to decrease the Company's high degree of leverage, the Company will have to obtain a significant infusion of funds either through additional debt refinancing transactions or the sale of equity and/or assets. Although the Company is actively exploring its various alternatives, it has not yet committed to any specific course of action or transaction.

Discussion of Cash Flows
- - - ------------------------

For the 1995 six month period, the Company's continuing operations generated $1.1 million of cash flow for operations which included a use of $4.9 million of cash for increased working capital. Working capital has increased as a result of the Company's higher sales levels and increased business activity. Cash flow used for investments totaled $2.3 million, the majority of which related to capital expenditures. Financing activities generated approximately $0.5 million of cash flow as the Company increased amounts outstanding under its revolving credit facilities.

PART II.  OTHER INFORMATION
- - - ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Four proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders of the Company held on December 1, 1994. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and brokers non-votes as to each such proposal, are set forth below.

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


   Nominees                For        Withheld
   --------            -----------   ----------
Melvin Waxman           28,078,078     309,642
Armond Waxman           28,074,573     313,147
Samuel J. Krasney       28,079,073     308,647
Judy Robins             28,083,323     304,397
Irving Z. Friedman      28,076,523     311,197

A vote by ballot was taken at the Annual Meeting on the approval of the Company's 1994 Stock Option Plan for Non-Employee Directors. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, were as follows:

                                                        Broker
           For           Against       Abstain         Non-Votes
        ----------       -------       -------         ---------
        24,807,184       812,435       85,738          2,682,363

A vote by ballot was taken at the Annual Meeting on the approval of an amendment to the Company's 1992 Incentive and Non-Qualified Stock Option Plan increasing the number of shares of the Company's Common Stock subject to the Plan from 1,100,000 shares to 1,500,000 shares and limiting the aggregate number of shares that may be subject to options awarded to any one participant pursuant to the Plan to 750,000 shares. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, were as follows:

                                                                  Broker
           For             Against           Abstain             Non-Votes
        ----------         -------           -------             ---------

        24,802,035         823,971            80,351             2,681,363


A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ending June 30, 1995. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, were as follows:


           For             Against           Abstain
        ----------         -------           -------

        28,236,700         109,590            41,430

The foregoing proposals are described more fully in the Company's definitive proxy statement dated November 1, 1994, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.


Item 6.    Exhibits and Reports on Form 8-K

                a.  Exhibit 27 Financial Data Schedule

                b.  There were no reports on Form 8-K filed during the quarter.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WAXMAN INDUSTRIES, INC.
                                   -----------------------
                                   Registrant



Date: February 8, 1995             By: /s/ Neal R. Restivo
                                       --------------------------
                                       Neal R. Restivo
                                       Senior Vice President, Finance and
                                       Chief Financial Officer (principal
                                       financial and accounting officer)