Form 10-Q
period 1995-03-31
WAXMAN INDUSTRIES INC
filed 1995-05-10
CIK 105096

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                             Yes  X          No
                                 ---            ---
9,494,833 shares of Common Stock, $.01 par value, and 2,217,329 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of May 5, 1995.

                                     INDEX

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES





                                                                                                                PAGE
                                                                                                                ----
PART I. FINANCIAL INFORMATION
- - -----------------------------

Item 1.  Financial Statements (Unaudited)

   Consolidated Statements of Income -  Nine Months and Three Months
   Ended March 31, 1995 and 1994...................................................................             3-4

   Consolidated Balance Sheets - March 31, 1995
   and June 30, 1994...............................................................................             5-6

   Consolidated Statements of Cash Flows - Nine Months
   Ended March 31, 1995 and 1994...................................................................               7

   Notes to Consolidated Financial Statements -
   March 31, 1995 and 1994.........................................................................             8-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................................            9-13

PART II. OTHER INFORMATION
- - --------------------------


Item 6.  Exhibits and Reports on Form 8-K..........................................................              13

SIGNATURES.........................................................................................              13
- - ----------

PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements
         --------------------

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

       For the Nine Months and Three Months Ended March 31, 1995 and 1994

                     (In Thousands, Except Per Share Data)


                                                           Nine Months Ended                       Three Months Ended
                                                              March 31,                                March 31,
                                                       1995                1994                  1995                 1994
                                                    -------             -------                ------              -------

Net sales                                        $  177,162           $ 160,245              $ 58,767            $  52,311

Cost of sales                                       115,412             104,180                38,486               33,760
                                                    -------             -------                ------              -------

Gross profit                                         61,750              56,065                20,281               18,551

Operating expenses                                   45,908              41,769                15,562               14,138
                                                    -------            --------                ------              -------

Operating income                                     15,842              14,296                 4,719                4,413

Interest expense, net                                19,096              15,635                 6,538                5,293
                                                    -------            --------               ------               -------

Loss from continuing operations
  before income taxes and extraordinary
  charge                                             (3,254)             (1,339)               (1,819)                (880)

Provision for income taxes                              150                   -                    50                   61
                                                    -------            --------               -------              -------

Loss from continuing operations before
  extraordinary charge                               (3,404)             (1,339)               (1,869)                (941)

Discontinued operations - Ideal
  Loss from discontinued
    operations, net of taxes                              -              (3,249)                    -               (4,250)
  Loss on disposal, without tax benefit                   -             (38,343)                    -              (38,343)
                                                    -------            --------               -------              -------

Loss before extraordinary charge                     (3,404)            (42,931)               (1,869)             (43,534)

Extraordinary charge, early retirement
  of debt, without tax benefit                            -              (6,625)                    -               (6,625)
                                                    -------            --------               -------              -------

Net loss                                           $ (3,404)           $(49,556)             $ (1,869)            $(50,159)
                                                    =======             =======               =======              =======



                                  (continued)

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

       For the Nine Months and Three Months Ended March 31, 1995 and 1994

                     (In Thousands, Except Per Share Data)


                                                         Nine Months Ended                       Three Months Ended
                                                              March 31,                                 March 31,
                                                       1995             1994                      1995             1994
                                                      -----            -----                     -----            -----
Primary and fully diluted earnings
  (loss) per share:

  From continuing operations                         $ (.29)         $  (.11)                   $ (.16)         $  (.08)

  Discontinued operations - Ideal
  Loss from discontinued operations                       -             (.28)                        -             (.36)
  Loss on disposal                                        -            (3.29)                        -            (3.28)

  Extraordinary charge                                    -             (.57)                        -             (.57)
                                                      -----             ----                     -----             ----

  Net loss                                           $ (.29)         $ (4.25)                   $ (.16)         $ (4.29)
                                                      =====            =====                     =====            =====





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                        March 31 1995 and June 30, 1994

                                 (In Thousands)

                                     ASSETS


                                                                             March 31,                June 30,
                                                                              1995                      1994
                                                                            ---------                 --------

        CURRENT ASSETS:
         Cash                                                               $  2,181                  $  2,026
         Accounts receivable, net                                             38,215                    37,216
         Inventories                                                          82,830                    80,969
         Prepaid expenses                                                      5,304                     4,987
                                                                             -------                   -------
          Total current assets                                               128,530                   125,198
                                                                             -------                   -------

        PROPERTY AND EQUIPMENT:
         Land                                                                  1,476                     1,461
         Buildings                                                            13,020                    12,421
         Equipment                                                            20,804                    20,655
                                                                             -------                   -------
                                                                              35,300                    34,537
             Less accumulated depreciation and amortization                  (17,721)                  (17,163)
                                                                             -------                   -------
         Property and equipment, net                                          17,579                    17,374
                                                                             -------                   -------

        COST OF BUSINESSES IN EXCESS OF
          NET ASSETS ACQUIRED, NET AND
          OTHER ASSETS                                                        41,317                    40,892
                                                                            --------                  --------
                                                                            $187,426                  $183,464
                                                                            ========                  ========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                        March 31, 1995 and June 30, 1994

                    (In Thousands, Except Per Share Amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        March 31,                   June 30,
                                                                          1995                        1994
                                                                       ----------                  ----------

         CURRENT LIABILITIES:
           Current portion of long-term debt                              $  5,782                  $  4,144
           Accounts payable                                                 19,539                    20,427
           Accrued liabilities                                               7,088                     6,928
                                                                         ---------                 ---------
             Total current liabilities                                      32,409                    31,499
                                                                         ---------                 ---------

         LONG-TERM DEBT, NET OF CURRENT PORTION                             55,536                    54,063

         SENIOR SECURED NOTES                                               38,758                    38,675

         SENIOR SECURED DEFERRED COUPON NOTES                               53,010                    48,031

         SUBORDINATED DEBT                                                  48,905                    48,905

         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value per share:
            Authorized and unissued 2,000 shares                                 -                         -
           Common Stock, $.01 par value per share:
            Authorized 22,000 shares; Issued 9,495
              at March 31, 1995 and 9,490 at June 30, 1994                      95                        95
           Class B common stock $.01 par value per share:
            Authorized 6,000 shares; Issued 2,217
              at March 31, 1995 and 2,222 at June 30, 1994                      23                        23
           Paid-in capital                                                  21,098                    21,098
           Retained deficit                                                (62,408)                  (58,925)
                                                                          --------                  --------

               Total stockholders' equity (deficit)                        (41,192)                  (37,709)
                                                                          --------                  --------

                                                                          $187,426                  $183,464
                                                                           =======                   =======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

               For the Nine Months Ended March 31, 1995 and 1994

                                 (In Thousands)

                                                                            1995                       1994
                                                                          --------                   -------
CASH FROM (USED FOR):
    OPERATIONS
      Loss from continuing operations                                    $  (3,404)                 $ (1,339)
      Adjustments to reconcile loss
        from continuing operations to
         net cash provided by operations:
        Non-cash interest - Deferred Coupon Notes                            4,916                         -
        Depreciation and amortization                                        6,454                     5,573
      Changes in assets and liabilities:
        Accounts receivable                                                   (999)                   (1,026)
        Inventories                                                         (3,572)                   (6,537)
        Prepaid expenses                                                      (317)                      187
        Accounts payable                                                      (888)                    3,261
        Accrued liabilities                                                    333                     1,038
                                                                           -------                   -------

          Net cash provided by continuing operations                         2,523                     1,157
                                                                           -------                   -------

      Earnings from discontinued operations                                      -                    (3,249)
      Loss on disposal of discontinued operations                                -                   (38,343)
      Other, net                                                               (85)                    3,979
      Change in net assets (liabilities) of discontinued operations           (173)                   29,656
                                                                           -------                   -------

        Net cash provided by (used for) operations                           2,265                    (6,800)
                                                                           -------                   -------

    INVESTMENTS:
      Proceeds from sale of business                                             -                     3,006
      Capital expenditures                                                  (2,441)                   (2,280)
      Change in other assets                                                (1,338)                   (3,321)
                                                                           -------                   -------

        Net cash used for investments                                       (3,779)                   (2,595)
                                                                           -------                   -------

    FINANCING:
      Net borrowings under credit agreements                                 3,487                     9,848
      Repayments of long-term debt                                          (1,818)                     (330)
                                                                           -------                   -------

        Net cash provided by financing activities                            1,669                     9,518
                                                                           -------                   -------

    NET INCREASE IN CASH                                                       155                       123

    BALANCE, BEGINNING OF PERIOD                                             2,026                       406
                                                                           -------                   -------

    BALANCE, END OF PERIOD                                                $  2,181                  $    529
                                                                           =======                   =======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 1995 and 1994

                    (in thousands, except per share amounts)

Management believes that the information furnished in the accompanying consolidated financial statements reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the nine months and three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995 or any other period. The information reported in the consolidated financial statements and the notes below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

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

   2.    Consolidation and Prior-Year Reclassification
         ---------------------------------------------
         The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances are eliminated in consolidation. Certain fiscal 1994 amounts have been reclassified to conform with the fiscal 1995 presentation.

   3.    Earnings Per Share
         ------------------
         Primary earnings per share have been computed based on the weighted average number of shares and share equivalents outstanding, which totaled 11,712 for both the nine months and three months ended March 31, 1995 and 11,666 and 11,674 for the nine and three months ended March 31, 1994, respectively. Share equivalents include the Company's common stock purchase warrants. The conversion of the Company's Convertible Subordinated Debentures due March 15, 2007 into shares of common stock was not assumed in computing fully diluted earnings per share in either 1995 or 1994, as the effect would be antidilutive.

   4.    Income Taxes
         ------------
         In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is currently unable to recognize any income tax benefit relating to the loss from continuing operations. The tax provision for the quarter ended March 31, 1995 represents a provision for state and foreign taxes.

         The Company currently has $65.1 million of available domestic net operating loss carryforwards which expire through 2009. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.


   5.    Supplemental Cash Flow Information
         ----------------------------------
         Cash payments during the nine months ended March 31, 1995 and 1994 included income taxes of $511 and $401, and interest of $12,350 and $12,769 respectively.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

A.   Results of Operations
     ---------------------

Net Sales
- - ---------
Net sales for the 1995 third quarter totaled $58.8 million, compared to $52.3 million in the 1994 third quarter, an increase of 12.3%. Net sales for the nine month period increased 10.6% from $160.2 million in the 1994 nine month period to $177.2 million in the 1995 nine month period. The Company's 1995 nine month net sales were adversely affected by the sale of H. Belanger Plumbing Accessories (Belanger) in October 1993. Belanger's net sales in the prior year nine month period totaled $1.5 million. Excluding the impact of Belanger, net sales increased 11.6% for the nine month period. The net sales increases are primarily the result of the continued growth of the Company's
Barnett and Consumer Products subsidiaries.   Barnett's net sales increased
20.0% from $24.0 million in the 1994 third quarter to $28.9 million in the 1995 third quarter and 16.0% from $69.9 million in the 1994 nine month period to $81.1 million in the 1995 nine month period. New product introductions accounted for $2.1 million and $5.5 million of the increases for the 1995 third quarter and nine month period, respectively. The remainder of Barnett's increases were the result of the growth of Barnett's customer base. Consumer Products' net sales for the quarter were flat, totaling $17.1 million in the 1995 third quarter compared with $17.2 million in the 1994 third quarter. This was largely due to the consolidation of two regional do-it-yourself retailers which resulted in the loss of a customer. Excluding the impact of this lost customer, Consumer Products' sales for the 1995 third quarter were up approximately 6%. Consumer Products' net sales increased 7.3% from $53.1 million in the 1994 nine month period to $57.0 million in the 1995 nine month period. The increase in net sales for the nine month period was the result of Consumer Products' expansion of its business with several of its large customers. The opening orders for this additional business totaled approximately $2.5 million and were shipped during the 1995 first quarter.

Gross Profit
- - ------------

The Company's gross margins declined from 35.5% for the 1994 third quarter to 34.5% for the 1995 third quarter and decreased from 35.0% in the 1994 nine month period to 34.9% in the 1995 nine month period. The decline in gross margin for the third quarter is due, in part, to proportionately lower sales of higher margin packaged products during the quarter.

Operating expenses
- - ------------------

Operating expenses for the third quarter increased 10.1% from $14.1 million in the 1994 third quarter to $15.6 million in the 1995 third quarter. For the nine month period, operating expenses increased 9.9% from $41.8 million in the 1994 nine month period to $45.9 million in the 1995 nine month period. Excluding the impact of the sale of Belanger, operating expenses for the nine months were up 11.3%. The increases are primarily attributable to Barnett and Consumer Products. The increases at Barnett are in line with its increase in sales. Consumer Products' operating expenses were up 7.4% for the third quarter due to higher warehouse costs. Management expects that Consumer Products' warehouse expenses will be favorably impacted by the new MIS system which is currently being implemented. The implementation is expected to be completed by the end of the fiscal year. Operating expenses increased approximately $2.0 million and $1.5 million for the nine month period for Barnett and Consumer Products, respectively.

Operating Income
- - ----------------

The Company's operating income totaled $4.7 million or 8.0% of net sales and $4.4 million or 8.4% of net sales for the 1995 and 1994 third quarters, respectively, an increase of 6.9%. For the 1995 and 1994 nine month periods, operating income totaled $15.8 million or 8.9% of net sales and $14.3 million or 8.9% of net sales, respectively, an increase of 10.8%.

Interest Expense
- - ----------------

The Company's interest expense totaled $6.5 million for the 1995 third quarter, compared with $5.3 million for the 1994 third quarter. Interest expense totaled $19.1 million for the 1995 nine month period, compared with $15.6 million for the 1994 nine month period. The increase in interest expense is primarily the result of the Company's financial restructuring which was completed last May. Average borrowings outstanding increased from $172.4 million and $168.5 million in the 1994 third quarter and nine month periods, respectively, to $200.2 million and $198.4 million for the same periods in the current year. The increase in average borrowings outstanding is due to increased working capital needs relating to the growth of the Company's operations as well as the impact of the additional debt incurred in connection with the Company's May 1994 debt restructuring, The debt restructuring significantly reduced the Company's cash interest requirements until June 1, 1999. Cash interest expense totaled $4.3 million and $12.5 million for the 1995 third quarter and nine month period, respectively. The weighted average interest rate increased from 12.3% and 12.2% in the 1994 third quarter and nine month period, respectively, to 13.1% and 12.6% in each of the same periods in the current fiscal year. The Company's weighted average interest rates have been negatively affected by the recent increases in short-term interest rates. Currently the Company has approximately $65 million of floating rate debt.

Income Taxes
- - ------------

In accordance with the provisions of SFAS 109, the Company is unable to benefit losses in the current year. The Company has $65.1 million of available domestic net operating loss carryforwards which expire through 2009, the benefit of which has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

Loss From Continuing Operations
- - -------------------------------

The Company's loss from continuing operations for the 1995 third quarter totaled $1.9 million compared with a loss of $.9 million in the 1994 third quarter. For the 1995 nine month period, the loss from continuing operations totaled $3.4 million compared with a loss of $1.3 million in the 1994 nine month period.

Discontinued Operations
- - -----------------------

The Company's loss from discontinued operations totaled $4.3 million and $3.2 million for the 1994 third quarter and nine months, respectively. The Company recognized a loss on the disposal of Ideal of approximately $38.3 million in the 1994 third quarter.

Extraordinary Charge
- - --------------------

The Company recognized a $6.6 million extraordinary charge, without tax benefit, in the 1994 third quarter as a result of the early retirement of debt.

Net Loss
- - --------

The Company's net loss for the 1995 third quarter totaled $1.9 million compared with a loss of $50.2 million in the 1994 third quarter. For the 1995 nine month period, the net loss totaled $3.4 million compared with a loss of $49.6 million in the 1994 nine month period.

B.    Liquidity and Capital Resources
      -------------------------------

On May 20, 1994, the Company completed a financial restructuring which was undertaken to modify the Company's capital structure to facilitate the growth of its domestic businesses by reducing cash interest expense until June 1, 1999 and increasing the Company's liquidity. As part of the restructuring, the Company exchanged $50 million of its 13-3/4% Senior Subordinated Notes due 1999 (the Subordinated Notes) for $50 million initial accreted value of 12-3/4% Senior Secured Deferred Coupon Notes due 2004 (the Deferred Coupon Notes). Approximately $48.8 million of the Subordinated Notes remain outstanding. The Deferred Coupon Notes have no cash interest requirements until June 1, 1999.
As a result of the exchange, the Company's cash interest requirements have been significantly reduced for five years. In addition, the $50 million of Subordinated Notes exchanged can be used to satisfy the Company's mandatory sinking fund requirements with respect to such issue and, as such, the $20 million mandatory sinking fund payments due on June 1, 1996 and 1997 have been satisfied and the mandatory sinking fund payment due on June 1, 1998 has been reduced to $8.8 million. The Company is, however, required to make mandatory sinking fund payments of $17.0 million on each of September 1, 1996 and 1997 with respect to its Senior Secured Notes due 1998.

As part of the restructuring, the Company's indirect subsidiaries Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc. (the Operating Companies) entered into a $55 million, four-year, secured credit facility with an affiliate of Citibank, N.A., as agent for certain financial institutions. The secured credit facility, which has an initial term of three years, will be extended for an additional year if the Company's Senior Secured Notes due 1998 have been repaid on or before March 1997. The secured credit facility is subject to borrowing base formulas and prohibits dividends and distributions by the Operating Companies except in certain limited instances. At March 31, 1995, availability under the secured credit facility totaled approximately $7.5 million.

Also, as part of the restructuring, the Operating Companies entered into a $15.0 million three-year term loan with Citibank, N.A., as agent for certain financial institutions. A one-time fee of 1.0% of the principal amount outstanding under the term loan was paid on November 20, 1994 as such loan was not repaid by such date. The term loan will be required to be prepaid if a refinancing is completed which is sufficient to retire the Subordinated Notes, the Senior Secured Notes and the term loan.

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

The Company is continually reviewing its operations and exploring alternatives to further enhance its profitability. One of the alternatives actively being reviewed is the downsizing of Consumer Products' distribution network from four locations to three. The Company currently anticipates that it will record a restructuring charge in the fourth quarter relating to this downsizing. Although the amount of any such charge cannot be reasonably estimated at the current time, management believes that the impact on the Company's operations would not be material.

The Company currently has no significant mandatory sinking fund requirements for fiscal 1995. Commencing March 1995, the Company was required to make quarterly principal payments of $1.0 million under its Domestic Term Loan. In addition, the Company is required to make mandatory sinking fund payments of $17.0 million relating to its Senior Secured Notes on each of September 1, 1996 and 1997. The Company is also required to make a mandatory sinking fund payment of $8.8 million relating to its Senior Subordinated Notes on June 1, 1998.

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

Discussion of Cash Flows
- - ------------------------

For the 1995 nine month period, the Company's continuing operations generated $2.5 million of cash flow from operations which included a use of $5.4 million of cash for increased working capital. Working capital has increased as a result of the Company's higher sales levels and increased business activity. Cash flow used for investments totaled $3.8 million, the majority of which related to capital expenditures. Financing activities generated approximately $1.7 million of cash flow as the Company increased amounts outstanding under its revolving credit facilities.

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



                                   WAXMAN INDUSTRIES, INC.
                                   -----------------------
                                   Registrant



Date:  May 10, 1994                By: /s/ Neal R. Restivo
                                      ---------------------------------
                                      Neal R. Restivo
                                      Senior Vice President, Finance and
                                      Chief Financial Officer (principal
                                      financial and accounting officer)