Form 10-K
period 1995-06-30
WAXMAN INDUSTRIES INC
filed 1995-09-28
CIK 105096

                                     712
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

  X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
-----            OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                      OR
----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM            TO

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                x
                               ---

         Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 22, 1995: $9,041,669

         Number of shares of Common Stock outstanding as of September 22, 1995:

                  Common Stock                      9,497,083
                  Class B Common Stock              2,215,079

                     DOCUMENTS INCORPORATED BY REFERENCE

         Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 1995, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

         The Company consists of Waxman Industries, Inc. and its wholly-owned subsidiaries.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

         The Company believes that it is one of the leading suppliers of plumbing products to the repair and remodeling market in the United States.
The Company distributes plumbing, electrical and hardware products, to over 49,000 customers in the United States, including, plumbing and electrical repair and remodeling contractors and independent retailers. The Company's consolidated net sales from continuing operations were $156.0 million in fiscal 1995.

         The Company conducts its business primarily through its wholly-owned subsidiary, Barnett Inc. ("Barnett"). Barnett is a national mail order telemarketing business which markets an extensive line of over 9,200 plumbing, electrical and hardware products to over 35,000 active customers. Through its nationwide network of warehouses, Barnett provides its customers with a single source for an extensive line of competitively priced quality products. The Company's strategy of being a low-cost supplier is facilitated by its purchase of a significant portion of its products from foreign sources. Based on management's experience and knowledge of the industry, the Company believes that Barnett is the only national competitor in this business. Due to its size, purchasing power and foreign sourcing capabilities, Barnett has a number of distinct competitive advantages including (i) the ability to offer prices generally lower than those of its regional competition, (ii) the ability to offer higher margin private label products which offer customers a low cost alternative to name-brand products, and (iii), in virtually all cases, 24-hour order turnaround. Barnett's marketing strategy is comprised of frequent catalog and promotional mailings, supported by a 24-hour telemarketing operation. Barnett has averaged 15% net sales growth per annum during the period from fiscal 1991 to fiscal 1995 through (i) the enhancement and expansion of its telemarketing operation, (ii) increased market penetration with the expansion of its warehouse network, (iii) the introduction of new product offerings and (iv) the introduction of two additional catalogs, each targeted at a distinct customer base. Barnett's net sales for fiscal 1995 were $109.1 million.

         The Company also has several other smaller operations which are conducted through its other subsidiaries, WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC includes four operations, the largest of which are U.S. Lock ("U.S. Lock") - a distributor of a full line of security hardware products, and LeRan Copper & Brass ("LeRan") - a supplier of copper tubing, brass fittings and other related products. TWI includes the foreign sourcing operations which support Barnett and WOC as well as the Company's discontinued Consumer Products Group Inc. ("Consumer Products") subsidiary. Net sales from these other operations were $46.9 million in fiscal 1995.

CORPORATE RESTRUCTURING AND REORGANIZATION

         During fiscal 1994, the Company restructured (the "Corporate Restructuring") its domestic operations such that the Company is now a holding company whose only material assets are the capital stock of its subsidiaries. As part of the Corporate Restructuring, the Company formed (a) Waxman USA Inc. ("Waxman USA") as a holding company for the subsidiaries that comprise and support the Company's domestic operations, (b) Consumer Products, a wholly owned subsidiary of Waxman USA, to own and operate Consumer Products Group Division, and (c) WOC, a wholly owned subsidiary of Waxman USA, to own and operate Waxman USA's domestic subsidiaries, other than Barnett and Consumer Products. On May 20, 1994, the Company completed the Corporate Restructuring by (i) contributing the capital stock of Barnett to Waxman USA, (ii) contributing the assets and liabilities of the Consumer Products Group Division to Consumer Products, (iii) contributing the assets and liabilities of its Madison Equipment Division to WOC, (iv) contributing the assets and liabilities of its Medal Distributing Division to WOC, (v) merging U.S. Lock Corporation ("U. S. Lock") and LeRan, each a wholly owned subsidiary of the Company, into WOC, (vi) contributing the capital stock of TWI to Waxman USA and (vii) contributing the capital stock of Western American Manufacturing, Inc. ("WAMI") to TWI. The "Operating Companies" consist of Barnett, Consumer Products and WOC. This restructuring was accounted for based upon each entities historical carrying amounts with no impact on the accompanying consolidated financial statements.

DISCONTINUED OPERATIONS - WAXMAN CONSUMER PRODUCTS GROUP INC.

      On August 29, 1995, the Company announced its decision to sell its Consumer Products business in order to enhance the Company's capital structure and allow the Company to focus on its fast growing Barnett mail order and telemarketing business. Consumer Products markets and distributes its products to mass merchandisers and large D-I-Y retailers while Barnett's focus is directed primarily to repair and remodeling contractors and independent retailers. Accordingly, Consumer Products is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately Consumer Products net assets and results of operations.
Prior period consolidated financial statements have been reclassified to conform with the current period presentation. During the fourth quarter of fiscal 1995, the Company recorded an $11.0 million charge, without tax benefit, which represents the expected loss to be incurred upon completion of the sale. See Note 3 to Notes to Consolidated Financial Statements.

         In furtherance of its decision to sell Consumer Products, the Company has entered into a letter of intent which contemplates the sale of the Consumer Products business, together with certain supporting operations, to a group consisting of HIG Capital Management ("HIG") along with certain members of Consumer Products existing management team for an aggregate cash purchase price of $50 million plus other consideration which will give the Company a 25% economic interest in Consumer Products on a going forward basis. The Company expects that it will account for any remaining interest under the cost method as the interest it will retain will not allow it to exercise significant influence over Consumer Products in the future. Such letter of intent, however, contains certain contingencies including a financing contingency. The Company intends to continue pursuing the sale of Consumer Products in the event that the transaction with HIG is not consummated.

         Consumer Products markets and distributes approximately 9,400 products to a wide variety of retailers, primarily D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products' customers include large national retailers such as Kmart, Builders Square and Wal-Mart as well as large regional D-I-Y retailers such as Fred Meyer Inc. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 15 of the 25 largest D-I-Y retailers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Management believes that Consumer Products is the only supplier to the D-I-Y market that carries a complete line of plumbing, electrical and floor protective hardware products, in both packaged and bulk form. Consumer Products also offers certain of its customers the option of private label programs. Consumer Products' net sales for fiscal 1995 totaled $72.0 million.

         Consumer Products' marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing department layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products, and backup tags to signify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers' changing needs. In addition, Consumer Products' products are packaged and designed for ease of use, with "how to" instructions included to simplify installation, even for the uninitiated D-I-Y consumer. Consumer Products' net sales for fiscal 1995 were $72.0 million.

DISCONTINUED OPERATIONS - IDEAL

         Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal Plumbing Group, Inc. ("Ideal"). Ideal is reported as a discontinued operation.

         On May 5, 1994, without advance notice, Ideal's Canadian banks filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements were non-recourse to Waxman Industries, Inc.). On May 30, 1994, Ideal was declared bankrupt by the Canadian courts and, as a result, the Company's ownership and control of Ideal effectively ceased on such date. Upon petition of Ideal's Canadian lenders, a trustee was appointed to liquidate the assets of Ideal. The Company has no liability to the creditors of Ideal as a result of Ideal's bankruptcy.

BARNETT

         Barnett markets over 9,200 products to more than 35,000 active customers through comprehensive quarterly catalogs, supplemented by monthly promotional flyers and supported by telemarketing operations. Barnett services its customers, who are primarily plumbing and electrical contractors serving the repair and remodeling markets, and independent retailers, through its nationwide network of 28 mail order warehouses. Barnett also distributes a specialized quarterly catalog of maintenance products (also supplemented by monthly promotional flyers) that is directed only to customers responsible for the maintenance of hotels, motels, office buildings, health care facilities and apartment complexes. The Company believes that this marketing strategy effectively positions Barnett to continue to expand its customer base and increase sales to existing customers. Since the maintenance catalog was introduced in 1992, Barnett has added approximately 9,100 new maintenance accounts. In January 1995, Barnett introduced a new semi-annual catalog directed to hardware stores. Barnett's top-ten customers accounted for less than 6% of the Company's continuing operations' net sales. Barnett's average sale is $250.

         Barnett was acquired by the Company in 1984. Since the acquisition, Barnett has increased its number of warehouses from three to 28 and the number of items in its catalog from 2,000 to 9,200. During this period, the number of active accounts serviced by Barnett increased from 6,000 to over 35,000. Barnett has added nine warehouses during the last three full fiscal years including two warehouses in fiscal 1994. Subject to the availability of working capital, Barnett plans to open two to three warehouses annually for the next several years. Barnett has been able to maintain its overall operating margins throughout its expansion.

         Based on management's experience and knowledge of the industry, the Company believes, in the absence of any applicable statistics, that Barnett is the only national mail order and telemarketing operation distributing plumbing, electrical and hardware products in the United States. The Company believes that Barnett has significant advantages over its regional and national competitors. Due to its size and volume of purchases, Barnett is able to obtain purchase terms which are more favorable than those available to its competition, enabling it to offer prices which are generally lower than those available from its competitors. In addition to Barnett's competitive pricing strategy, by offering over 9,200 products, Barnett is able to provide its customers with a single source of supply for many of their needs.

         Marketing and Distribution

         Barnett markets its products nationwide principally through regular catalog and promotional mailings to existing and potential customers, supported by a telemarketing operation providing 24-hour-a-day, toll-free ordering and a network of 28 warehouses allowing for delivery to customers generally within one day of the receipt of an order. The telemarketing operation is utilized to make telephonic sales presentations to potential customers that have received written promotional materials and to existing customers, as well as to handle incoming calls. Barnett's telemarketing operations are centralized in Jacksonville, Florida.

         Catalogs

         Barnett's in-house art department produces the design and layout for its catalogs and promotional mailings, including the quarterly catalog, the monthly promotional flyers and Barnett's semi-annual catalogs of maintenance and hardware products. Barnett's catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.

         Barnett mails its principal catalog, containing plumbing, electrical and hardware products, to over 35,000 active customers, including hardware and building supply stores, lumberyards and plumbing, electrical repair and remodeling contractors. The quarterly catalog is supplemented by monthly promotional flyers mailed to approximately 180,000 active and potential customers. In January 1992, Barnett introduced a new semi-annual catalog of maintenance products designed to appeal to customers responsible for the maintenance of hotels, motels, healthcare facilities, office buildings and apartment complexes. Since the maintenance catalog was introduced in 1992, Barnett has added approximately 9,100 new maintenance accounts. In January 1995, Barnett introduced a new semi-annual catalog directed to hardware stores.

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

         Telemarketing

         Barnett's telemarketing operation has been designed to make ordering its products as convenient and efficient as possible. Barnett offers its customers a nationwide toll-free telephone number which accepts orders on a 24-hour-a-day basis. Calls are handled by members of Barnett's well-trained staff of 60 telemarketers who utilize Barnett's proprietary, on-line order processing system. This system provides the telemarketing staff with access to information about products, pricing and promotions which enables them to better serve the customer. Barnett's telemarketing staff handles approximately 2,000 incoming calls per day.

         After an order is received, a computer credit check is performed and if credit is approved, the order is transmitted to the warehouse located nearest the customer and is shipped within 24 hours, in almost all cases.

         In addition to receiving incoming calls, Barnett's telemarketing operations are also utilized to make telephonic sales presentations to both potential and existing customers. Also, for several months prior to the opening of new mail order warehouses, Barnett utilizes its telemarketing operations to generate awareness of Barnett, its product offerings and the upcoming opening of new mail order warehouses located near the target customers.

         Barnett's current focus has been on expanding its telemarketing staff. Barnett has over 600,000 prospective customers and the Company believes that by increasing the number of telemarketers it is able to access these potential customers in a cost effective manner.

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

         Barnett's experience indicates that customers prefer to order from local suppliers and that many local tradespeople prefer to pick up their orders in person rather than to have them delivered. Therefore, Barnett intends to continue the expansion of its warehouse network in order to reduce the distance between it and the customer. For the year ended June 30, 1995, approximately 22% of Barnett's net sales were picked up by Barnett's customers.

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

         Products

         Barnett markets an extensive line of over 9,200 plumbing, electrical and hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows Barnett to serve as a single source supplier for many of its customers. Since the beginning of the current fiscal year, Barnett has added approximately 700 new products, including a new line of builders' hardware and light bulbs. Many of these products are higher margin products bearing Barnett's proprietary trade names and trademarks. Barnett tracks sales of new products the first year they are offered and new products that fail to meet specified sales criteria are discontinued. Barnett believes that its customers respond favorably to the introduction of new product lines in areas that allow the customers to realize additional cost savings and to utilize Barnett's catalogs as a means of one-stop shopping for many of their needs.

         In an effort to further increase profitability and to further enhance Barnett's reputation as a leading supplier of plumbing, electrical and hardware products, Barnett is increasing the number of its higher margin product offerings bearing its proprietary trade names and trademarks. Proprietary products offer customers high quality, lower cost alternatives to the brand name products Barnett sells. Barnett's catalogs and monthly promotional flyers emphasize the comparative value of such items. Barnett's products are generally covered by a one year warranty, and returns (which require prior authorization from Barnett) have historically been immaterial in amount.

         The following is a discussion of Barnett's principal product groups:

         Plumbing Products. Barnett's plumbing products include faucets and faucet parts, sinks, disposals, vanities and cabinets, tub and shower accessories, and toilets and toilet tank repair items. Barnett's plumbing products are sold under its proprietary Premier(TM) and Regent(TM) trademarks. Barnett also sells branded products of leading plumbing manufacturers.

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

         Hardware Products. Barnett sells a broad range of hardware products, including hand tools and power tools, patio and closet door repair accessories, security hardware, window hardware, paint supplies, fasteners, safety equipment, cleaning supplies, garden hoses and sprinklers. Certain of Barnett's hardware products are sold under its own proprietary Legend(TM) trademark.

OTHER OPERATIONS

         The Company has several other operations, which are conducted through WOC and TWI. These operations, which in the aggregate generated net sales in fiscal 1995 of $46.9 million, accounted for approximately 30% of the net sales from the Company's continuing operations during the period. The most significant of these operations are U.S. Lock, a supplier of security hardware products, and LeRan, a supplier of copper tubing and specialty plumbing products. U. S. Lock and LeRan, as well as Madison Equipment and Medal Distributing, are operated as separate divisions of WOC. TWI includes the foreign sourcing operations which support the Company's continuing operations as well as Consumer Products.

         U.S. Lock

         U.S. Lock, which was acquired by the Company in 1988, carries a full line of security hardware products, including locksets, door closers and locksmith tools. Many of these products are sold under the U.S. Lock(R) and Legend(TM) trademarks. U.S. Lock markets and distributes its products primarily to locksmiths through a telemarketing sales team. U.S. Lock's telemarketing effort is supplemented with a catalog that is mailed annually to 5,600 existing customers and promotional flyers. Since its acquisition by the Company, U.S. Lock has increased its number of warehouses from one to four, three of which are shared with Barnett. Shared facilities allow the Company to realize additional efficiencies by consolidating space requirements and reducing personnel costs.

         LeRan

         LeRan, which was acquired by the Company in 1985, is a supplier of copper tubing and fittings, brass valves and fittings, malleable fittings and related products. Its customers include liquid petroleum gas dealers, lumberyards, plumbing and mechanical contractors and D-I-Y retailers. LeRan markets its products primarily through salesmen and outside service representative organizations. These efforts are supported by a catalog, which is mailed semiannually to 6,400 existing customers, monthly promotional flyers and a telemarketing program. LeRan currently services its customers from four regional warehouses, one of which is shared with Barnett.

         Other

         WOC's other operations also include its Madison Equipment division, a supplier of electrical products, and its Medal Distributing division, a supplier of hardware products.

PURCHASING

   For the year ended June 30, 1995, products purchased overseas, primarily from Taiwan, accounted for approximately 19.8% of the total product purchases made by the Company's continuing operations.

         TWI, through its subsidiaries, operates the Taiwan and Mainland China facilities, which serve as sourcing and consolidation points for the Company's continuing operations. In addition, these facilities assemble and package plumbing and electrical products for Consumer Products which is currently being treated as a discontinued operation. In addition, the facility in Mainland China manufactures and packages plastic floor protective hardware. The Company believes that these facilities give it competitive advantages, in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States. The letter of intent relating to the sale of Consumer Products provides for the sale of 50% of the Orient operations to HIG.

         During fiscal 1991, the Company purchased Western American Manufacturing Inc. ("WAMI"), a small manufacturer of plumbing pipe nipples in Tijuana, Mexico. Pipe nipples are short lengths of pipe from 1/2 of an inch to 6 feet long, threaded at each end. As a result of this acquisition, the Company is vertically integrated in the manufacture and distribution of pipe nipples. Since the acquisition, in order to take advantage of lower labor costs, the Company has relocated certain of its United States packaging operations to TWI's WAMI subsidiary in Mexico. The letter of intent relating to the sale of Consumer Products provides that such packaging operations will be sold along with Consumer Products.

         Substantially all of the other products purchased by the Company are manufactured for it by third parties. The Company estimates that it purchases products and materials from over approximately 1,200 suppliers and is not dependent on any single unaffiliated supplier for any of its requirements.

         The following table sets forth the approximate percentage of net sales from continuing operations attributable to the Company's principal products groups:

                                       1995             1994             1993
                                      -----            -----            -----
    Plumbing                            66%              69%              72%
    Electrical                          15%              14%              12%
    Hardware                            19%              17%              16%
                                      -----            -----            -----
    Total Net Sales                    100%             100%             100%
                                      =====            =====            =====

IMPORT RESTRICTIONS

         Under current United States government regulations, all products manufactured offshore are subject to import restrictions. The Company currently imports goods from Mexico under the preferential import regulations commonly known as "807" and as direct imports from China and Taiwan. The "807" arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to reimport the goods without quota restriction and to pay a duty only on the value added in the offshore factory.

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

         The above arrangements, both "807" and quota restrictions, may be superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA"), or may be limited by revision or canceled at any time by the United States government. The Company does not believe that its relative competitive position will be adversely affected by NAFTA. As a result of the passage of NAFTA, importation from Mexico will become more competitive in the near future relative to importation from other exporting countries.

COMPETITION

         Barnett competes principally with local distributors of plumbing, electrical and hardware products. The Company believes that competition in sales to both repair and remodeling customers and independent retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for mail order customers.

EMPLOYEES

         As of June 30, 1995, the Company employed 1,118 persons (284 of whom related to discontinued operations), 403 of whom were clerical and administrative personnel, 125 of whom were sales service representatives and 590 of whom were either production or warehouse personnel. The Company considers its relations with its employees to be satisfactory.

TRADEMARKS

         Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See "Business - Barnett
 - Products," and "Other Operations."

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

ITEM 2.   PROPERTIES

         The following table sets forth, as of June 30, 1995, certain information with respect to the Company's principal physical properties:

                                                                                                              LEASE
                                         APPROXIMATE                                                        EXPIRATION
           LOCATION                      SQUARE FEET           PURPOSE                                        DATE
           --------                      -----------           -------                                        ----
24460 Aurora Road                            21,000        Corporate Office                                     Owned
  Bedford Hts., OH

24455 Aurora Road                           125,000        Consumer Products Corporate                        6/30/02
  Bedford Hts., OH (1), (3)                                Office and Warehouse

330 Vine Street                              80,000        Medal Distributing                                 2/28/96
  Sharon, PA                                               Office and Warehouse

902 Avenue T.                                77,000        Consumer Products                                  5/31/00
  Grand Prairie, TX (2), (3)                               Office and Warehouse

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

(3) These represent locations of Consumer Products, which is presented as a discontinued operation.

         In addition to the properties shown in the table, the Company owns 2 warehouses and leases 36 warehouses ranging in size from 6,000 to 50,000 square feet (of these properties, Barnett leases 26 warehouses and Consumer Products leases two warehouses).

         Handl-it Inc., a corporation owned by John S. Peters together with certain other members of his family, provides Consumer Products with certain outside warehousing services under a lease arrangement which expires on February 28, 1996.

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

         Melvin Waxman, age 61, was elected Co-Chairman of the Board in June 1995. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been a Chief Executive Officer of the Company for over 20 years and has been a director of the Company since 1962. Mr. Waxman has been Chairman of the Board since August 1976. Melvin Waxman and Armond Waxman are brothers.

         Armond Waxman, age 56, was elected Co-Chairman of the Board in June 1995. Mr. Waxman was elected Co-Chief Executive Officer in May 1988. Mr. Waxman was the President and Treasurer of the Company since August 1976. Mr. Waxman has been a director of the Company since 1962 and was Chief Operating Officer of the Company from August 1976 to May 1988. Armond Waxman and Melvin Waxman are brothers.

         William Pray, age 48, was elected the President and Chief Operating Officer of the Company in June 1995. Mr. Pray was also named a director of the Company in June 1995. Mr. Pray had served as Senior Vice President of the Company since February 1991 and is also President of Barnett, a position he has held since 1987. Mr. Pray joined Barnett in 1979 as Vice President of Sales and Marketing.

         John S. Peters, age 46, was elected to the position of Senior Vice President--Operations of the Company in April 1988, after serving as Vice President--Operations of the Company since February 1985. Prior to that, Mr. Peters had been Vice President--Personnel/Administration of the Company since February 1979.

         Laurence S. Waxman, age 38, was elected Senior Vice President of the Company in November 1993 and is also President of Consumer Products, a position he has held since 1988. Mr. Waxman joined the Company in 1981. Mr. Laurence Waxman is the son of Melvin Waxman.

         Neal R. Restivo, age 35, was elected Senior Vice President--Finance and Chief Financial Officer of the Company in November 1994 and, after serving as Vice-President - Finance since November 1993, as Vice President--Corporate Controller since November 1990, and as Corporate Controller of the Company since November 1989. From August 1982 until November 1989, Mr. Restivo was employed by the public accounting firm of Arthur Andersen LLP, where he was an Audit Manager since 1988. Mr. Restivo has submitted his resignation effective September 30, 1995 to pursue an opportunity with another public company.

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

         The following table sets forth the high and low closing quotations as reported by the NYSE for fiscal years 1995 and 1994.

                                                                          FISCAL YEARS ENDED JUNE 30,

                                                                     1995                              1994
                                                                    ------                            ------

                                                                HIGH          LOW              HIGH            LOW
                                                             -------        -------           ------         ------
      First Quarter                                            $2.13          $1.75            $3.88          $2.25
      Second Quarter                                            1.88           1.13             2.50           1.50
      Third quarter                                             1.38            .75             3.25           2.25
      Fourth Quarter                                            1.63           1.13             2.38           1.88



HOLDERS OF RECORD

         On September 22, 1995, there were 1,048 holders of record of the Company's Common Stock and 140 holders of record of the Company's Class B Common Stock.

DIVIDENDS

         The Company declared no dividends in fiscal 1995 or 1994.
Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of any cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA
                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                            1995            1994             1993            1992            1991
                                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 INCOME STATEMENT DATA (1):
 Net sales                                                $155,990        $139,897         $133,885        $126,385        $116,881
 Cost of sales                                             105,239          93,663           91,402          85,285          79,165
                                                           -------         -------          -------         -------         -------
 Gross profit                                               50,751          46,234           42,483          41,100          37,716
 Operating expenses                                         39,676          35,812           36,023          32,001          30,013

 Restructuring and other non-recurring
   charges                                                       -               -            6,067           3,900               -
                                                           -------         -------          -------         -------         -------
 Operating income                                           11,075          10,422              393           5,199           7,703
 Other income, net                                             558           2,043              744           1,579             553
 Interest expense, net                                     (20,086)        (16,427)         (15,681)        (15,194)        (13,169)
                                                           -------         -------          -------         -------         -------
 Income (loss) before income taxes,
   extraordinary charges and cumulative
   effect of accounting change                              (8,453)         (3,962)         (14,544)         (8,416)         (4,913)

 Provision (benefit) for income taxes                          288             301              166          (2,084)         (1,527)
                                                           -------         -------          -------         -------         -------
 Income (loss) from continuing
   operations before extraordinary
   charges and cumulative effect of
   accounting change                                        (8,741)         (4,263)         (14,710)         (6,332)         (3,386)
 Discontinued operations
   Income (loss) from discontinued
   operations, net of taxes                                 (3,332)         (2,458)         (12,420)          3,120           5,614
   Loss on disposal, without
     tax benefit                                           (11,000)        (38,343)               -               -               -
                                                           -------         -------          -------         -------         -------
 Income (loss) before extraordinary
   charge and cumulative effect of
   accounting change                                       (23,073)        (45,064)         (27,130)         (3,212)          2,228

 Extraordinary charges, early
   repayment of debt(2)                                          -          (6,824)               -          (1,186)              -
 Cumulative effect of
   accounting change(3)                                          -               -           (2,110)              -               -
                                                           -------         -------          -------         -------         -------
 Net income (loss)                                        $(23,073)       $(51,888)        $(29,240)       $ (4,398)       $  2,228
                                                           =======         =======          =======         =======         =======
 Average number of shares outstanding                       11,712          11,674           11,662           9,794           9,570
 Primary earnings per share:
   Income (loss) from continuing
     operations before extraordinary
     charges and cumulative effect
     of accounting change                                 $   (.75)       $   (.37)        $  (1.26)       $   (.65)       $   (.35)

   Income (loss) from discontinued
     operations                                               (.28)           (.21)           (1.07)            .32             .58
   Loss on disposal                                           (.94)          (3.28)               -               -               -
   Extraordinary charges                                         -            (.58)               -            (.12)              -
   Cumulative effect of accounting
     change                                                      -               -             (.18)              -               -
                                                           -------         -------          -------         -------         -------
   Net income (loss)                                      $  (1.97)       $  (4.44)        $  (2.51)       $   (.45)       $    .23
                                                           =======         =======          =======         =======         =======

 Fully diluted earnings per share:
   Income (loss) from continuing
     operations before extraordinary
     charges and cumulative effect
     of accounting change                                 $   (.75)       $   (.37)        $  (1.26)       $   (.65)       $   (.34)
   Income (loss) from discontinued
     operations                                               (.28)           (.21)           (1.07)            .32             .57
   Loss on disposal                                           (.94)          (3.28)               -               -               -
   Extraordinary charges                                         -            (.58)               -            (.12)              -
   Cumulative effect of accounting
     change                                                      -               -             (.18)              -               -
                                                           -------         -------          -------         -------         -------

   Net income (loss)                                      $  (1.97)       $  (4.44)        $  (2.51)       $   (.45)       $    .23
                                                           =======         =======          =======         =======         =======
 Cash dividends per share:
   Common stock                                           $      -        $      -         $    .08        $    .12        $    .12
   Class B common stock                                   $      -        $      -         $    .08        $    .12        $    .12

BALANCE SHEET DATA(1):
 Working capital                                          $ 54,756        $ 93,699         $117,730        $135,886        $133,654
 Total assets                                              160,660         170,245          187,033         211,835         223,692
 Total long-term debt                                      157,714         188,680          160,853         147,712         155,316
 Stockholders' equity                                      (60,397)        (37,709)           7,496          40,827          38,066

                       Refer to notes on following page.

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                             1990           1989              1988            1987            1986
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          $113,925        $114,642         $ 89,490        $ 68,401        $ 63,268
                                                            78,149          77,290           61,891          48,243          46,090
                                                           -------         -------          -------         -------         -------
                                                            35,776          37,352           27,599          20,158          17,178
                                                            28,990          28,281           20,960          15,769          13,574


                                                                 -               -                -               -               -
                                                           -------         -------          -------         -------         -------
                                                             6,786           9,071            6,639           4,389           3,604
                                                             1,831             188              461             725             339
                                                           (11,374)         (6,265)          (2,958)         (2,870)         (2,571)
                                                           -------         -------          -------         -------         -------


                                                            (2,757)          2,994            4,142           2,244           1,372

                                                            (1,105)          1,019              840           1,585             855
                                                           -------         -------          -------         -------         -------



                                                            (1,652)          1,975            3,302             659             517


                                                             8,440           5,346            3,307           3,131           2,308

                                                                 -               -                -               -               -
                                                           -------         -------          -------         -------         -------


                                                             6,788           7,321            6,609           3,790           2,825


                                                              (320)              -             (666)         (1,590)              -

                                                                 -               -                -               -               -
                                                           -------         -------          -------         -------         -------
                                                          $  6,468        $  7,321         $  5,943        $  2,200        $  2,825
                                                           =======         =======          =======         =======         =======
                                                             9,659        $  9,204         $  9,316        $  9,470        $  9,422




                                                          $   (.17)       $    .22         $    .35        $    .07        $    .05


                                                               .87             .58              .36             .33             .25
                                                                 -               -                -               -               -
                                                              (.03)              -             (.07)           (.17)              -

                                                                 -               -                -               -               -
                                                           -------         -------          -------         -------         -------
                                                          $    .67        $    .80         $    .64        $    .23        $    .30
                                                           =======         =======          =======         =======         =======





                                                          $   (.10)       $    .25         $    .36        $    .07        $    .05

                                                               .76             .45              .28             .33             .25
                                                                 -               -                -               -               -
                                                              (.03)              -             (.06)           (.17)              -

                                                                 -               -                -               -               -
                                                           -------         -------          -------         -------         -------

                                                          $    .63        $    .70         $    .58        $    .23        $    .30
                                                           =======         =======          =======         =======         =======

                                                          $    .12        $    .10         $    .07        $    .05        $    .03
                                                               .11        $    .08         $    .05        $    .02        $      -


                                                          $136,989        $117,777         $ 54,983        $ 47,890        $ 23,393
                                                           241,578         223,993          101,531          85,733          52,432
                                                           175,420         167,243           57,475          48,530          21,762
                                                            39,242          26,934           20,921          17,046          14,953

                                        Refer to notes on following page.

(1) The information above and on the preceding pages reflects the acquisitions of Western American Manufacturing in November 1990, and U.S. Lock Corporation in July 1988, the plumbing and floor care businesses of The Stanley Works in May 1988, Madison Equipment Company in March 1988, H. Belanger Plumbing Accessories, Ltd. in July 1987, Keystone Franklin, Inc. in December 1986, Select-Line Industries, Inc. in April 1986, LeRan Copper & Brass, Inc. in November 1985 and Barnett Brass & Copper, Inc. in July 1984. Discontinued operations data relates to Consumer Products and also Ideal, which was acquired in May 1989 and accounted for as a purchase. All per share amounts have been adjusted to reflect a three-for-two stock split effective July 1, 1988.

(2) See Note 5 to the Notes to Consolidated Financial Statements for a further discussion of the extraordinary charge for fiscal 1994. The fiscal 1992 and 1990 extraordinary charges related to the repurchase of certain debt securities.

(3)     See Note 4 to the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in a single business segment-the distribution of plumbing, electrical and hardware products. The Company's business is conducted primarily through Barnett and WOC.

         On August 29, 1995, the Company announced its decision to sell its Consumer Products business in order to enhance the Company's capital structure and allow the Company to focus on its fast growing Barnett mail order and telemarketing business. The Company anticipates that the proceeds from any such sale will be used, in part, to retire its $39.2 million of Senior Secured Notes due September 1998 thereby eliminating the mandatory sinking fund requirements relating to these Notes which are scheduled to commence in September 1996 (See "Liquidity and Capital Resources"). Consumer Products markets and distributes its products to mass merchandisers and large D-I-Y retailers while Barnett's focus is directed primarily to repair and remodeling contractors and independent retailers. For financial reporting purposes, Consumer Products is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately Consumer Products' net assets and results of operations. Prior period consolidated financial statements have been reclassified to conform with the current period presentation.

         In furtherance of such decision, the Company has entered into a letter of intent which contemplates the sale of the Consumer Products business, together with certain supporting operations, to a group consisting of HIG along with certain members of Consumer Products' existing management team for an aggregate cash purchase price of $50 million plus other consideration which will give the Company a 25% economic interest in Consumer Products on a going forward basis. The Company expects that it will account for any remaining interest under the cost method as the interest it will retain will not allow it to exercise significant influence over Consumer Products in the future. Such letter of intent, however, contains certain contingencies including a financing contingency. The Company intends to pursue the sale of Consumer Products in the event that the transaction with HIG is not completed. The estimated loss on disposal is $11.0 million, without tax benefit. See Notes 2 and 3 to Notes to Consolidated Financial Statements.

         Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal. On May 5, 1994, without advance notice, Ideal's Canadian bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements were non-recourse to Waxman Industries). On May 30, 1994, Ideal was declared bankrupt by the Canadian court and, as a result, the Company's ownership and control of Ideal effectively ceased on such date. For financial reporting purposes, Ideal is reported as a discontinued operation.

RESULTS OF OPERATIONS

         The following tables set forth certain items reflected in the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                                              Fiscal Years ended June 30,
                                                                              ---------------------------
                                                                   1995                 1994                 1993
                                                                   ----                 ----                 ----
 Net sales                                                        100.0%               100.0%               100.0%

 Gross profit                                                      32.5                 33.0                 31.7
 Selling, general and administrative expenses                      25.4                 25.6                 26.9
 Restructuring and other
   non-recurring charges                                            -                    -                    4.5
 Operating income                                                   7.1                  7.4                  0.3
 Other income, net                                                  0.4                  1.5                  0.6

 Interest expense, net                                             12.9                 11.7                 11.7
 Loss from continuing operations
   before income taxes, extraordinary charge
   and cumulative effect of accounting
   change                                                          (5.4)                (2.8)               (10.9)
 Loss from discontinued operations                                 (2.1)                (1.8)                (9.3)
 Loss on disposal, without tax benefit                             (7.1)               (27.4)                 -
 Loss before extraordinary charge
   and cumulative effect of accounting
   change                                                         (14.8)               (32.2)               (20.3)

 Net loss                                                         (14.8)               (37.1)               (21.8)

FISCAL 1995 VERSUS FISCAL 1994

    Net Sales

    The Company's net sales from continuing operations for fiscal 1995 totaled $156.0 million compared with $139.9 million in fiscal 1994, an increase of 11.5%. Excluding the results of H. Belanger Plumbing Accessories ("Belanger"), which was sold by the Company in October 1993, sales from continuing operations for the year increased 12.7%. The net sales increase is primarily the result of the continued growth of Barnett. Barnett's net sales increased $13.9 million or 14.6%, from $95.2 million in fiscal 1994 to $109.1 million in fiscal 1995. Sales of new products accounted for $6.9 million of the increase. The remainder of Barnett's increase was the result of the growth of Barnett's existing customer base. WOC's net sales increased $3.8 million or 8.7%, from $43.1 million in fiscal 1994 to $46.9 million in fiscal 1995. Management believes that the change in the continuing operation's net sales is primarily the result of changes in volume.

    Gross Profit

    The Company's gross profit decreased from 33.0% in fiscal 1994 to 32.5% in fiscal 1995 due to a number of factors, each of which is not individually significant.

    Operating Expenses

    The Company's operating expenses increased 10.8% for fiscal 1995 from $35.8 million in fiscal 1994 to $39.7 million in fiscal 1995. Excluding the impact of the sale of Belanger, operating expenses increased 12.4%. This increase was due primarily to higher operating expenses at Barnett. Barnett's operating expenses increased approximately $3.0 million. The increase in operating expenses is in line with the increase in sales at Barnett.

    Operating Income

    The Company's operating income totaled $11.1 million or 7.1% of net sales in fiscal 1995 compared to $10.4 million or 7.4% of net sales in fiscal 1994.

    Other Income, Net

    The Company's other income, net decreased $1.5 million from $2.0 million in fiscal 1994 to $0.5 million in fiscal 1995. The decrease between years is primarily the result of a non-recurring gain on the sale of property in fiscal 1994.

    Interest Expense

    The Company's interest expense in fiscal 1995, totaled $20.1 million, net of $6.3 million which was allocated to the Company's discontinued operation compared to $16.4 million in fiscal 1994, net of $4.9 million which was allocated to the Company's discontinued operation. Average borrowings increased from $172.2 million in fiscal 1994 to $198.7 million in fiscal 1995. The increase in average borrowings outstanding is due to increased working capital needs relating to the growth of the Company's operations as well as the impact of the additional debt incurred to fund repurchase premiums, fees and expenses relating to the Company's May 1994 debt restructuring. The weighted average interest rate increased from 12.4% in fiscal 1994, to 13.3% in fiscal 1995. As a result of the debt restructuring, cash interest expense was reduced by $6.6 million and $.5 million in fiscal 1995 and 1994, respectively.

    Income Taxes

    In accordance with the provisions of SFAS 109, the Company is unable to benefit losses in both fiscal 1995 and 1994. The Company has $75.0 million of available domestic net operating loss carryforwards which expire through 2010 and which have been reduced 100% by a valuation allowance. This includes amounts relating to the disposition of Ideal. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

    The provision for income taxes for both fiscal years 1994 and 1995 represents state and foreign taxes.

    Loss from Continuing Operations

    The Company's loss from continuing operations totaled $8.7 million in fiscal 1995 compared to $4.3 million in fiscal 1994.

    Discontinued Operations

    The Company's net loss from discontinued operations totaled $3.3 million in fiscal 1995, compared to $2.5 million in fiscal 1994. The fiscal 1995 net loss from discontinued operations included a $2.8 million warehouse closure charge in connection with the downsizing of Consumer Products' distribution network from four locations to three. The Company also recognized a loss on disposal of Consumer Products of $11.0 million in the fiscal 1995 fourth quarter and a loss on disposal of Ideal of $38.3 million in the fiscal 1994 third quarter.

    Net Loss

    The Company's net loss for fiscal 1995 totaled $23.1 million compared with a net loss of $51.9 million in fiscal 1994.

FISCAL 1994 VERSUS FISCAL 1993

         Net sales

         The Company's net sales from continuing operations for fiscal 1994 totaled $139.9 million compared with $133.9 million in fiscal 1993, an increase of 4.5%. The Company's net sales were adversely affected by the sale of Belanger in October 1993. Belanger's net sales for fiscal 1994 totaled $1.5 million compared with $6.3 million in fiscal 1993. Net sales increased 8.5% after excluding the impact of Belanger. The net sales increase is primarily the result of the continued growth of Barnett. Barnett's net sales increased $12.3 million or 14.9%, from $82.9 million in fiscal 1993 to $95.2 million in fiscal 1994. Sales of new products accounted for $7.2 million of the increase. The remainder of Barnett's increase was the result of opening additional mail order warehouses, as well as the growth of Barnett's existing customer base. Barnett opened two additional warehouses during fiscal 1994, increasing the total number of warehouses to 28. WOC's net sales decreased $1.5 million or 3.5%, from $44.7 million in fiscal 1993 to $43.1 million in fiscal 1994. Management believes that the change in the continuing operation's net sales is primarily the result of changes in volume.

         Gross Profit

         The Company's gross profit increased from 31.7% in fiscal 1993 to 33.0% in fiscal 1994. The increase in the Company's gross margin is primarily a result of improved margins at Barnett. Barnett's gross margin has been favorably impacted by increased sales of higher margin proprietary branded
products.    Overall, the Company's gross margins were favorably impacted by an increase in the percentage of products purchased from foreign sources. Such products typically generate higher gross margins than products purchased domestically. The sale of Belanger had no significant effect on gross margin. Excluding the impact of Belanger, gross margin would have been 32.9% in fiscal 1993 as compared to 34.9% in fiscal 1994.

         Operating Expenses

         The Company's operating expenses remained flat for fiscal 1994 from $36.0 million in fiscal 1993 to $35.8 million in fiscal 1994. Prior year operating expenses included approximately $1.2 million of additional amortization expense relating to an accounting change. Excluding the impact of this additional amortization as well as the sale of Belanger, operating expenses increased 8.0% from $32.7 million in fiscal 1993 to $35.3 million in fiscal 1994. This increase was due primarily to higher operating expenses at Barnett. Barnett's operating expenses increased approximately $1.7 million. The majority of the increase in Barnett's operating expenses related to increased warehouse and selling and advertising costs. The increases in warehouse and selling and advertising costs were $0.7 million and $1.1 million, respectively. These increases primarily related to the opening of new mail order warehouses and increased promotional activity during fiscal 1994. WOC's operating expenses remained relatively flat for fiscal 1994 from $10.3 million in fiscal 1993 to $9.9 million in fiscal 1994.

         Restructuring and Other Non-Recurring Charges

         The Company recorded a $6.1 million restructuring charge during fiscal 1993. The fiscal 1993 restructuring charge consisted of $4.6 million related to the expected losses in connection with the disposal of three small operating units. The decision to dispose of the three entities was based in part on the Company's strategy to refocus and build on its core businesses in the U.S. (i.e., Consumer Products and Barnett). The Company completed the sale of one of these operating units in October 1993. The Company was unable to come to terms with the prospective buyer of the other two entities and the consummation of a sale of these businesses did not occur. In addition, $0.6 million related to the Company's decision not to proceed with the securities offering of Barnett in fiscal 1993.

         Operating Income

         The Company's operating income totaled $10.4 million or 7.4% of net sales in fiscal 1994 compared to $0.4 million in fiscal 1993. Fiscal 1993 operating income included a $6.1 million restructuring charge, as well as $1.2 million of additional amortization expense relating to an accounting change. The impact of the sale of Belanger on operating income was not significant.

         Other Income, Net

         The Company's other income, net increased $1.3 million from $0.7 million in fiscal 1993 to $2.0 million in fiscal 1994. The increase between years is primarily the result of a non-recurring gain on the sale of property in fiscal 1994.

         Interest Expense

         The Company's interest expense in fiscal 1994, totaled $16.4 million, net of $4.9 million which was allocated to the Company's discontinued operation, compared to $15.7 million in fiscal 1993, net of $4.7 million which was allocated to the Company's discontinued operation. Average borrowings increased from $159.1 million in fiscal 1993 to $172.2 million in fiscal 1994. The increase in average borrowings outstanding is due to increased working capital needs relating to the growth of the Company's operations as well as the impact of the additional debt incurred to fund repurchase premiums, fees and expenses relating to the Company's May 1994 debt restructuring. The weighted average interest rate decreased from 12.9% in fiscal 1993 to 12.4% in fiscal 1994. The decrease in the weighted average interest rate results from proportionally higher borrowings under the Company's revolving credit facilities during fiscal 1994. Revolving credit facility borrowings bear lower interest rates than the Company's other indebtedness. See "Liquidity and Capital Resources".


         Income Taxes

         In accordance with the provisions of SFAS 109, the Company was unable to benefit losses generated in fiscal 1994 and fiscal 1993. The provision for income taxes for both fiscal years 1994 and 1993 represents state and foreign taxes.

         Loss from Continuing Operations

         The Company's loss from continuing operations totaled $4.3 million in fiscal 1994 compared to $14.7 million in fiscal 1993.

         Discontinued Operations

         The Company's net loss from discontinued operations totaled $2.5 million in fiscal 1994, compared to a net loss of $12.4 million in fiscal 1993. The Company also recognized a loss on disposal of Ideal of approximately $38.3 million in the fiscal 1994 third quarter.

         Extraordinary Charge

         The Company recognized a $6.8 million extraordinary charge, without tax benefit in fiscal 1994 relating to the early retirement of debt. See Note 5 to Notes to Consolidated Financial Statements.

         Net Loss

         The Company's net loss for fiscal 1994 totaled $51.9 million compared with a net loss of $29.2 million in fiscal 1993. The fiscal 1993 net loss included a $2.1 million charge for the cumulative effect of a change in accounting for warehouse and catalog costs, which was made during the fourth quarter of fiscal 1993 and was applied retroactively to July 1, 1992.

LIQUIDITY AND CAPITAL RESOURCES

         On May 20, 1994, the Company completed a financial restructuring which was undertaken to modify the Company's capital structure to facilitate the growth of its domestic businesses by reducing cash interest expense until June 1, 1999 and increasing the Company's liquidity. As part of the restructuring, the Company exchanged $50 million of its 13-3/4% Senior Subordinated Notes due 1999 (the "Senior Subordinated Notes") for $50 million initial accreted value of 12-3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"). Approximately $48.8 million of the Senior Subordinated Notes remain outstanding. The Deferred Coupon Notes have no cash interest requirements until June 1, 1999. As a result of the exchange, the Company's cash interest requirements have been significantly reduced until June 1999. In addition, the $50 million of Senior Subordinated Notes exchanged can be used to satisfy the Company's mandatory sinking fund requirements with respect to such issue and, as such, the $20 million mandatory sinking fund payments due on June 1, 1996 and 1997 have been satisfied and the mandatory sinking fund payment due on June 1, 1998 has been reduced to $8.8 million. The Company is, however, required to make mandatory sinking fund payments of $17.0 million on each of September 1, 1996 and 1997 with respect to its Senior Secured Notes due 1998.

         As discussed above, the Company has decided to sell its Consumer Products subsidiary and in furtherance of such decision has entered into a letter of intent which contemplates the sale of the Consumer Products business together with certain supporting operations for an aggregate cash purchase price of $50 million plus other consideration which will give the Company a 25% economic interest in Consumer Products on a going forward basis. The Company expects that it will account for any remaining interest under the cost method as the interest it will retain will not allow it to exercise significant influence over Consumer Products in the future. The Company anticipates that the proceeds from the sale of Consumer Products will be used, in part, to retire the Senior Secured Notes thereby eliminating the mandatory sinking fund requirements relating to the notes. The Company expects to incur an extraordinary charge upon the early retirement of these notes which primarily will represent the accelerated amortization of unamortized debt issuance costs which were $2.0 million at June 30, 1995.

         The letter of intent discussed above contains certain contingencies including a financing contingency. In addition, the Company has not yet reached agreement with the prospective buyer on all terms. The Company currently believes that the sale will be consummated. However, there can be no assurances that the sale will be consummated or that if consummated that the terms will be the same as currently contemplated. The Company intends to continue pursuing the sale of Consumer Products in the event that this specific transaction is not completed.

         As part of the May 1994 financial restructuring the Operating Companies entered into a $55 million, four-year, secured credit facility with an affiliate of Citibank, N.A., as agent for certain financial institutions. The secured credit facility, which has an initial term of three years, will be extended for an additional year if the Company's Senior Secured Notes due 1998 have been repaid on or before March 1997. The secured credit facility is subject to borrowing base formulas and prohibits dividends and distributions by the Operating Companies except in certain limited instances. At June 30, 1995, availability under the secured credit facility totaled approximately $6.1 million.

         Also, as part of the May 1994 financial restructuring, the Operating Companies entered into a $15.0 million three-year term loan with Citibank, N.A., as agent for certain financial institutions. A one-time fee of 1.0% of the principal amount outstanding under the term loan was paid on November 20, 1994 as such loan was not repaid by such date. The term loan will be required to be prepaid if a refinancing is completed which is sufficient to retire the Senior Subordinated Notes, the Senior Secured Notes and the term loan. Principal payments on the term loan of $1.0 million each are required quarterly. In May 1995, the Company entered into an amendment to the term loan agreement which amended the quarterly principal payment dates to the first day of July, October, January and April beginning July 1, 1995. At June 30, 1995, $14.0 million remained outstanding under the term loan.

         In September 1995, the Company entered into an amendment to the secured credit facility and term loan which amended certain definitions contained therein to eliminate the impact of Consumer Products' expected loss on disposal as well as its warehouse closure charge from the financial covenant calculations. In addition, the amendment modified certain of the financial covenants to provide that future compliance will not be negatively impacted by the results of Consumer Products. However, in connection with the sale of Consumer Products, the Company intends to repay the portion of the secured credit facility and term loan which relates to Consumer Products and refinance the remaining balances using proceeds from a new secured credit facility. The terms of such new secured credit facility are currently being negotiated. The Company expects to incur an extraordinary charge upon the refinancing of the secured credit facility and term loan which primarily will represent the accelerated amortization of unamortized debt issuance costs which were $2.6 million at June 30, 1995.

         A one-time fee of 1.0% of the outstanding principal amount of the Senior Secured Notes was paid in January 1995 as such notes were not retired before December 31, 1994.

         The Company does not have any commitments to make substantial capital expenditures. Subject to the availability of working capital, the Company currently contemplates opening two to three Barnett warehouses over the next twelve months. The average cash cost to open a Barnett warehouse is approximately $0.5 million, including $250,000 for inventory and approximately $250,000 for fixed assets, leasehold improvements and startup costs.

         As a result of the issuance of the Deferred Coupon Notes which significantly reduce cash interest requirements until June 1, 1999, the Company believes that funds generated from operations along with funds available under the Company's revolving credit facility will be sufficient to satisfy the Company's liquidity requirements (including the term loan principal payments) until September 1, 1996, the date the first mandatory sinking fund payment is due. As discussed above, the Company intends to retire the Senior Secured Notes using proceeds from the sale of Consumer Products thereby eliminating the mandatory sinking fund payments. In the event that a sale of Consumer Products is not consummated, the Company will have to obtain a significant infusion of funds either through additional debt refinancing transactions or the sale of equity and/or assets.

DISCUSSION OF CASH FLOWS

         The Company's continuing operations generated $4.8 million of cash flow from operations primarily as a result of a decrease in inventories and an increase in accounts payable. The decreased inventory levels are due to the Company's inventory reduction efforts. Cash flow used for investments totaled $2.3 million in fiscal 1995. Capital expenditures totaled $2.6 million. Cash flow provided by financing activities total $1.0 million. Borrowing under the Company's credit facility totaled $4.3 million. The Company made payments on long-term debt and the term loan of $1.9 million. Approximately $1.4 million was used to pay fees and expenses relating to the May 1994 financial restructuring.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 2 and 8, the terms of the Senior Secured Notes provide for a mandatory sinking fund payment of $17 million on September 1, 1996. Management's current projections indicate that there will not be sufficient cash flow from operations to fund that obligation. Management currently expects that proceeds from the proposed sale of its Consumer Products business will be used to retire the Senior Secured Notes, thereby eliminating the sinking fund payment.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As explained in Note 4 to the consolidated financial statements, effective July 1, 1992, the Company changed its method of accounting for certain warehousing and catalog costs.


                                                            Arthur Andersen LLP

Cleveland, Ohio,
September 26, 1995.


                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                      JUNE 30, 1995 AND 1994

                                                          (In Thousands)

                                                              ASSETS
                                                                                      1995                 1994
                                                                                    ---------            ---------
 CURRENT ASSETS:
   Cash                                                                             $  1,496             $    981

   Accounts receivable, net                                                           22,346               19,366
   Inventories                                                                        38,436               39,448
   Prepaid expenses                                                                    1,956                1,648
   Net current assets of discontinued operations                                      53,865               51,530
                                                                                     -------              -------

       Total current assets                                                          118,099              112,973
                                                                                     -------              -------

 PROPERTY AND EQUIPMENT:

   Land                                                                                1,097                1,097
   Buildings                                                                           9,645                9,182
   Equipment                                                                          14,781               14,445
                                                                                     -------              -------
                                                                                      25,523               24,724
   Less accumulated depreciation and amortization                                    (12,641)             (12,199)
                                                                                     -------              -------

   Property and equipment, net                                                        12,882               12,525
                                                                                     -------              -------

 NET LONG TERM ASSETS OF DISCONTINUED OPERATIONS                                           -               13,373

 COST OF BUSINESSES IN EXCESS OF
   NET ASSETS ACQUIRED, NET                                                           16,131               16,651


 OTHER ASSETS                                                                         13,548               14,723
                                                                                     -------              -------

                                                                                    $160,660             $170,245
                                                                                     =======              =======

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                      JUNE 30, 1995 AND 1994
                                               (In Thousands Except Per Share Data)

                                               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      1995                 1994
                                                                                    ---------            ---------
 CURRENT LIABILITIES:
   Current portion of long-term debt                                                $  4,424             $  2,894
   Senior Secured Notes, to be retired with proceeds
     from the sale of Consumer Products                                               38,786                   -
   Accounts payable                                                                   16,258               13,177
   Accrued liabilities                                                                 3,875                3,203
                                                                                     -------              -------

       Total current liabilities                                                      63,343               19,274
                                                                                     -------              -------

 LONG-TERM DEBT, NET OF CURRENT PORTION                                               54,089               53,224

 SENIOR SECURED NOTES, NET OF CURRENT PORTION                                              -               38,675

 SENIOR SECURED DEFERRED COUPON NOTES                                                 54,875               48,031

 SENIOR SUBORDINATED NOTES                                                            48,750               48,750

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value per share:
     Authorized and unissued 2,000 shares                                                  -                    -
   Common stock, $.01 par value per share:
     Authorized 22,000 shares;
     Issued and outstanding 9,495 in 1995 and
     9,490 in 1994.                                                                       95                   95
   Class B common stock, $.01 par value per share:
     Authorized 6,000 shares;
     Issued and outstanding 2,217 in 1995
      and 2,222 in 1994.                                                                  23                   23
   Paid-in capital                                                                    21,098               21,098
   Retained deficit                                                                  (81,398)             (58,325)
                                                                                     -------              -------

                                                                                     (60,182)             (37,109)
   Cumulative currency translation adjustments                                          (215)                (600)
                                                                                     -------              -------
       Total stockholders' equity                                                    (60,397)             (37,709)
                                                                                     -------              -------
                                                                                    $160,660             $170,245
                                                                                     =======              =======

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                         FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        1995              1994              1993
                                                                       -------           -------           -------
 Net sales                                                            $155,990          $139,897          $133,885
 Cost of sales                                                         105,239            93,663            91,402
                                                                       -------           -------           -------
   Gross Profit                                                         50,751            46,234            42,483
 Selling, general and administrative expenses                           39,676            35,812            36,023
 Restructuring and other non-recurring charges                               -                 -             6,067
                                                                       -------           -------           -------
 Operating income                                                       11,075            10,422               393
 Other income, net                                                         558             2,043               744
 Interest expense (includes non-cash interest
   and amortization of deferred financing costs
   of $8,348, $1,165 and $701)                                         (20,086)          (16,427)          (15,681)
                                                                       -------           -------           -------
 Loss from continuing operations before
   income taxes, extraordinary charge and
   cumulative effect of change in accounting                            (8,453)           (3,962)          (14,544)
 Provision for income taxes                                                288               301               166
                                                                       -------           -------           -------
 Loss from continuing operations before
   extraordinary charge and cumulative
   effect of change in accounting                                       (8,741)           (4,263)          (14,710)
 Discontinued operations:
   Loss from discontinued operations                                    (3,332)           (2,458)          (12,420)
   Loss on disposal, without tax benefit                               (11,000)          (38,343)                -
                                                                       -------           -------           -------
 Loss before extraordinary charge and
   cumulative effect of change in accounting                           (23,073)          (45,064)          (27,130)
 Extraordinary charge, early retirement
   of debt, without tax benefit                                              -            (6,824)                -
 Cumulative effect of change in accounting
   for warehouse and catalog costs,
   without tax benefit                                                       -                 -            (2,110)
                                                                       -------           -------           -------
 Net loss                                                             $(23,073)         $(51,888)         $(29,240)
                                                                       =======           =======           =======
 Primary and fully diluted
 loss per share:
   From continuing operations                                         $   (.75)         $   (.37)         $  (1.26)
   Discontinued operations:
   Loss from discontinued operations                                      (.28)             (.21)            (1.07)
   Loss on disposal                                                       (.94)            (3.28)                -
   Extraordinary charge                                                      -              (.58)                -
   Cumulative effect of accounting change                                    -                 -              (.18)
                                                                       -------           -------           -------
   Net loss per share                                                 $  (1.97)         $  (4.44)         $  (2.51)
                                                                       =======           =======           =======

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                               Cumulative
                                                                     Class B                    Retained        Currency
                                                         Common      Common       Paid-In       Earnings       Translation
                                                         Stock       Stock        Capital       (Deficit)      Adjustments
                                                         -------     --------     -------       ---------      -----------
 BALANCE, JUNE 30, 1992                                  $   94      $   23       $18,467       $ 23,735       $ (1,492)
 Net loss                                                                                        (29,240)
 Cash dividends:
      $.08 per common share
      and Class B share                                                                             (932)
 Currency translation
   adjustments                                                                                                   (3,159)
                                                         -------     -------      --------      ---------      --------
 BALANCE, JUNE 30, 1993                                  $   94      $   23       $18,467       $ (6,437)      $ (4,651)
 Net loss                                                                                        (51,888)
 Currency translation
   adjustments                                                                                                   (2,368)
 Elimination of currency translation
   adjustment relating to discontinued
   operation (Ideal)                                                                                              6,419
 Contribution to Profit
   Sharing Plan                                               1                       131
 Stock warrants issued                                                              2,500
                                                         -------     -------      -------       ---------      ---------
 BALANCE, JUNE 30, 1994                                  $   95      $   23       $21,098       $(58,325)      $   (600)
 Net loss                                                                                        (23,073)
 Currency translation
   adjustments                                                                                                      385
                                                         -------     -------      --------      ---------      ---------
 BALANCE, JUNE 30, 1995                                  $   95      $   23       $21,098       $(81,398)      $   (215)
                                                         ======      ======       ========      ======== =     ========

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                                          (In Thousands)

                                                                     1995               1994                1993
                                                                   ---------          ---------           ---------
 CASH FROM (USED FOR):
   OPERATIONS:
     Loss from continuing operations
       before extraordinary charge and
       cumulative effect of change in
       accounting                                                  $ (8,741)          $ (4,263)           $(14,710)
     Adjustments to reconcile loss
       from continuing operations to
       net cash provided by (used for)
       continuing operations:
       Non-cash interest                                              6,648                531                   -
       Restructuring and other
         non-recurring charges                                            -                  -               6,067
         Depreciation and amortization                                5,402              3,982               5,263
       Contribution of stock to
         profit sharing plan                                              -                132                   -
     Changes in assets and liabilities:
         Accounts receivable, net                                    (2,980)             1,676              (1,269)
         Inventories                                                  1,012             (3,024)             (3,246)
         Prepaid expenses                                              (308)                 1               1,693
         Accounts payable                                             3,081               (703)             (3,487)
         Accrued liabilities                                            672               (690)               (966)
                                                                    -------            -------             -------
       Net cash provided by (used for)
       continuing operations                                          4,786             (2,358)            (10,655)
     Loss from discontinued operations                              (14,332)           (40,801)            (12,420)
     Change in net assets of
       discontinued operations                                       11,038             21,948              16,368
     Other, net                                                         385              4,054              (3,159)
                                                                    -------            -------             -------
        Net cash provided by (used for)
       operations                                                     1,877            (17,157)             (9,866)
                                                                    -------            -------             -------
    INVESTMENTS:

     Proceeds from sale of business                                       -              3,006                   -
     Capital expenditures, net                                       (2,581)            (2,571)             (1,358)
     Change in other assets                                             268               (155)             (3,202)
                                                                    -------            -------             -------
        Net cash provided by (used for)
         investments                                                ( 2,313)               280              (4,560)
                                                                    --------           -------             -------
    FINANCING:
     Net borrowings under
       credit agreements                                              4,330             19,017              15,897
     Repayments of long-term debt                                      (935)              (398)               (560)
     Borrowings under (repayment of)
       term loan                                                     (1,000)            15,000                   -
     Repurchase of debt                                                   -             (1,875)                  -
      Debt restructuring costs                                        (1,444)           (13,886)                  -
     Dividends paid                                                       -                  -                (932)
                                                                    -------            -------             -------
       Net cash provided by financing                                   951             17,858              14,405
                                                                    -------            -------             -------
 NET INCREASE (DECREASE) IN CASH                                        515                981                 (21)
 BALANCE, BEGINNING OF PERIOD                                           981                  -                  21
 BALANCE, END OF PERIOD                                            $  1,496           $    981            $      -
                                                                    =======            =======             =======

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                (IN THOUSANDS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.  Consolidation and Basis of Presentation

The financial statements include the accounts of Waxman Industries, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. Certain fiscal 1994 and 1993 amounts have been reclassified to conform with the fiscal 1995 presentation, including a restatement to reflect the discontinued operations of Consumer Products in fiscal 1995 and Ideal in fiscal 1994, both of which are discussed in Note 3.

The Company operates in a single business segment - the distribution of plumbing, electrical and hardware products. Substantially all of the Company's business is conducted in the United States.

During fiscal 1994, the Company restructured (the "Corporate Restructuring") its domestic operations such that the Company is now a holding company whose only material assets are the capital stock of its subsidiaries. As part of the Corporate Restructuring, the Company formed (a) Waxman USA Inc. ("Waxman USA") as a holding company for the subsidiaries that comprise and support the Company's domestic operations, (b) Waxman Consumer Products Group Inc. ("Consumer Products"), a wholly owned subsidiary of Waxman USA, to own and operate Consumer Products Group Division, and (c) WOC Inc. ("WOC"), a wholly owned subsidiary of Waxman USA, to own and operate Waxman USA's domestic subsidiaries, other than Barnett Inc. ("Barnett") and Consumer Products. On May 20, 1994, the Company completed the Corporate Restructuring by (i) contributing the capital stock of Barnett to Waxman USA, (ii) contributing the assets and liabilities of the Consumer Products Group Division to Consumer Products, (iii) contributing the assets and liabilities of its Madison Equipment Division to WOC, (iv) contributing the assets and liabilities of its Medal Distributing Division to WOC, (v) merging U.S. Lock Corporation ("U. S. Lock") and LeRan Copper & Brass, Inc. ("LeRan"), each a wholly owned subsidiary of the Company, into WOC, (vi) contributing the capital stock of TWI, International, Inc. ("TWI") to Waxman USA and (vii) contributing the capital stock of Western American Manufacturing, Inc. ("WAMI") to TWI. The "Operating Companies" consist of Barnett, Consumer Products and WOC. This restructuring was accounted for based upon the entities' historical carrying amounts with no impact on the accompanying consolidated financial statements.

B.  Restricted Cash Balances

In accordance with the terms of its secured credit facility (See Note 7), all of the Operating Companies' available cash is pledged to the lenders and is required to be used to pay down borrowings under the facility.

C.  Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts of $748 and $837 at June 30, 1995 and 1994, respectively. Bad debt expense totaled $495 in fiscal 1995, $437 in fiscal 1994 and $539 in fiscal 1993.

The Company sells plumbing, electrical and hardware products throughout the United States to smaller independent retailers and plumbing, electrical repair and remodeling contractors. The Company performs ongoing credit evaluations of its customers' financial condition. The Company's ten largest customers accounted for approximately 10.4% of net sales in fiscal 1995, 10.8% in fiscal 1994 and 12.3% in fiscal 1993 and approximately 13.4% and 18.8% of accounts receivable at June 30, 1995 and 1994, respectively.

D.  Inventories

At June 30, 1995 and 1994, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories.

E.  Property and Equipment

Property and equipment is stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over their estimated useful lives at annual depreciation rates ranging from 2 1/2% to 30%. For income tax purposes, accelerated methods generally are used. Depreciation expense totaled $2,224 in fiscal 1995, $1,984 in fiscal 1994 and $1,880 in fiscal 1993.

F.  Cost of Businesses in Excess of Net Assets Acquired

Cost of businesses in excess of the fair market value of net assets acquired is being amortized primarily over 40 years, using the straight-line method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and current operating cash flows and believes that the asset is realizable and the amortization period is appropriate. Goodwill amortization expense totaled $521 in fiscal 1995 and $481 in fiscal years 1994 and 1993. The accumulated amortization of goodwill at June 30, 1995 and 1994 was $3,735 and $3,214, respectively.

G.  Per Share Data

Primary and fully diluted loss per share have been computed based on the weighted average number of shares outstanding which totaled 11,712 in fiscal 1995, 11,674 in fiscal 1994 and 11,662 in fiscal 1993.

H.  Foreign Currency Translation

All balance sheet accounts of foreign subsidiaries are translated at the exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity. Foreign currency transaction gains or losses are included in the consolidated statements of income as incurred and such net gains (losses) totaled $(26) in fiscal 1995, $17 in fiscal 1994 and $80 in fiscal 1993.

I.    Debt

The Company made interest payments of $17,627 in fiscal 1995, $20,523 in fiscal 1994 and $19,540 in fiscal 1993. Accrued liabilities in the accompanying consolidated balance sheets include accrued interest of $2,155 and $2,101 at June 30, 1995 and 1994, respectively. Other assets in the accompanying consolidated balance sheets include deferred financing costs of $9,875 and $10,284 at June 30, 1995 and 1994, respectively.

No quoted market prices are available for any of the Company's debt as the debt is not actively traded. Management, however, believes the carrying values of its bank loans approximate their fair values as they bear interest based upon the banks' prime lending rates. It was not practical to determine the fair value of the Company's Senior Secured Notes, Deferred Coupon Notes and Senior Subordinated Notes because of the inability to determine fair value without incurring excessive costs.

J.    Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Based on current available information, management has estimated the loss on disposal of the Consumer Products business to be $11.0 million. To the extent that the information underlying management's estimate changes, the estimated loss on disposal will be adjusted accordingly in the period of sale.

2.       MANAGEMENT PLANS:

         In August 1995, the Company announced its decision to sell its Consumer Products business in order to enhance the Company's capital structure and allow the Company to focus on its fast growing Barnett mail order and telemarketing business. Consumer Products markets and distributes its products to mass merchandisers and large D-I-Y retailers while Barnett's focus is directed primarily to repair and remodeling contractors and independent retailers. The Company anticipates that the proceeds from any such sale will be used, in part, to retire its $39.2 million of Senior Secured Notes due September 1998 thereby eliminating the mandatory sinking fund requirements of $17.0 million on each of September 1, 1996 and September 1, 1997.

         In furtherance of such decision, the Company has entered into a letter of intent which contemplates the sale of the Consumer Products business, together with certain supporting operations, to a group consisting of HIG Capital Management of Miami, Florida along with certain members of Consumer Products' existing management team for an aggregate cash purchase price of $50 million plus other consideration which will give the Company a 25% economic interest in Consumer Products on a going forward basis. The Company expects that it will account for any remaining interest under the cost method as the interest it will retain will not allow it to exercise significant influence over Consumer Products in the future. Such letter of intent, however, contains certain contingencies including a financing contingency. In connection with such sale, the Company intends to repay the portion of its secured credit facility and term loan which relates to Consumer Products and refinance the remaining balance using proceeds from a new secured credit facility the terms of which are currently being negotiated.

         Although the Company has not reached an agreement with the prospective buyer on all terms, the Company currently believes that it will be able to consummate this transaction. It is, however, the Company's intention to continue pursuing the sale of Consumer Products in the event that this transaction is not completed. In the event that a sale of Consumer Products is not consummated, the Company will have to obtain a significant infusion of funds either through additional debt refinancing transactions or the sale of equity and/or assets.

3.       DISCONTINUED OPERATIONS:

         The following table sets forth the income (loss) from discontinued operations and loss on disposal, attributable to Consumer Products and the Company's former Canadian subsidiary, Ideal Plumbing Group, Inc. ("Ideal"):

                                                                1995                  1994                   1993
                                                                ----                  ----                   ----
 Income (loss) from discontinued
   operations:
   Consumer Products                                       $ (3,332)             $    791              $ (1,180)

   Ideal                                                          -                (3,249)              (11,240)
                                                            -------               -------               -------
                                                           $ (3,332)             $ (2,458)             $(12,420)
                                                            =======               =======               =======

 Loss on disposal, without
   tax benefit:
   Consumer Products                                       $(11,000)             $      -              $      -

   Ideal                                                          -               (38,343)                    -
                                                            -------               -------               --------
                                                           $(11,000)             $(38,343)             $      -
                                                            =======               =======               =======


A.    Consumer Products

               The estimated loss on disposal of Consumer Products, which was recorded by the Company in the accompanying consolidated financial statements as of June 30, 1995, is $11.0 million, without tax benefit. The loss includes the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. In accordance with SFAS No. 109 "Accounting for Income Taxes", any tax benefits relating to the loss on disposal have been reduced 100% by a valuation allowance.

               Net assets related to the discontinued operations at June 30, 1995 consisted of working capital of $51,944, net property and equipment of $5,278, other assets of $10,332 and bank debt of $2,689 without any allowance for the estimated loss on disposal.

               Summary operating results of Consumer Products for the periods presented are as follows:

                                                             1995                  1994                  1993
                                                             ----                  ----                  ----
 Net sales                                                $ 71,971              $ 70,707              $ 67,480
 Costs and expenses                                         66,147                64,959                63,231
 Interest expense                                            6,327                 4,907                 4,684
 Warehouse closure costs and other                           2,779                     -                   695
                                                           -------               -------               -------
 Income (loss) before income taxes                          (3,282)                  841                (1,130)

 Provision for income taxes                                     50                    50                    50
                                                           -------               -------               -------
 Net income (loss)                                        $ (3,332)             $    791              $ (1,180)
                                                           =======               =======               =======

               Interest expense allocated to Consumer Products was based on debt which was specifically attributed to the business.

               During the fiscal 1995 fourth quarter, the Company downsized Consumer Products distribution network from four locations to three and as a result incurred warehouse closure costs of $2,779, which includes $635 of future costs to be incurred relating to such closure.

B.    Ideal

               Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal. Ideal is reported as a discontinued operation.

               On May 5, 1994, without advance notice, Ideal's Canadian bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements were non-recourse to Waxman Industries, Inc.). The Canadian court appointed a trustee to liquidate the assets of Ideal. The Company has no liability to the creditors of Ideal as a result of Ideal's bankruptcy.

         The loss on disposal, which was recorded by the Company in its consolidated financial statements as of March 31, 1994, totaled $38.3 million, without tax benefit, and represented a complete write-off of the Company's investment in Ideal. The loss included the loss on disposal, a provision for anticipated operating losses until disposal and provisions for other estimated costs to be incurred in connection with the disposal, as well as a $6.4 million foreign currency exchange loss which resulted from the elimination of the currency translation adjustments relating to Ideal. In accordance with SFAS No. 109. "Accounting for Income Taxes", any tax benefits relating to the loss on disposal have been reduced 100% by a valuation allowance.

Summary operating results of Ideal for the periods presented are as follows:

                                                 1995              1994           1993
                                                -------          --------       --------
    Net sales                                  $      -         $ 87,265        $153,875
    Costs and expenses                                -           90,262         164,684
                                                -------          -------         -------
    Loss before income taxes                          -           (2,997)        (10,809)
    Provision for income taxes                        -              252             431
                                                -------          -------         -------
      Net loss                                 $      -         $ (3,249)       $(11,240)
                                                =======          =======         =======

4.       CHANGE IN ACCOUNTING:

         During fiscal 1993, the Company accelerated its amortization of certain warehouse start-up costs and catalog costs. This change was applied retroactively to July 1, 1992. The Company had historically amortized such costs over a period not to exceed five years which, in management's opinion, represented the period over which economic benefits were received. The acceleration of amortization was made to conform with prevailing industry practice. By accelerating amortization, certain costs associated with the opening of new warehouse operations are amortized over a period of twelve months commencing the month in which the warehouse opens. Costs associated with the development and introduction of new catalogs are amortized over the life of the catalog, not to exceed a period of one year. The cumulative effect of this change on prior years totaled $2,110 or $.18 per share, and is reported separately in the fiscal 1993 consolidated statement of income, without tax benefit. The additional effect of the change in fiscal 1993 was to increase both the loss from continuing operations before extraordinary charge and cumulative effect of accounting change and the net loss by $1,191.

5.       RESTRUCTURING, NONRECURRING AND EXTRAORDINARY CHARGES:

A.    Extraordinary Charges

During fiscal 1994, the Company recognized a $6.8 million extraordinary charge, without tax benefit, as a result of the refinancing of $50 million of Senior Subordinated Notes, as well as borrowings under the bank credit facilities and the repurchase of certain subordinated indebtedness. The extraordinary charge included the fees paid upon the refinancing or repurchase of the debt along with the accelerated amortization of the related unamortized debt discount and issuance costs.

B.    Restructuring and Non-Recurring Charges

During fiscal 1993, as a result of certain actions taken as part of its strategy to refocus and build its existing core businesses in the U.S., the Company recorded a $6,067 restructuring charge. The restructuring charge included an estimate of the loss to be incurred upon the sale of three businesses, including anticipated operating results through the projected disposal dates, and the write-off of intangible assets. Below is a summary of the components comprising the restructuring charges as of June 30, 1993:

Estimated loss on disposal of businesses                            $4,600
Relocation and consolidation costs                                     849
Other                                                                  618
                                                                     -----
                                                                    $6,067
                                                                     =====

         The disposal of businesses included three operating entities for which the Company had entered into letters of intent with prospective buyers.

         During October 1993, the Company completed the sale of one of its Canadian operations, H. Belanger Plumbing Accessories, Ltd. (Belanger). The Company sold all of the capital stock of Belanger for approximately U.S. $3 million in cash and a U.S. $0.3 million promissory note. The promissory note was repaid in full in fiscal 1995. The loss on the sale of Belanger was approximately $3.0 million.

         The Company was unable to come to terms with the prospective buyer of the other two entities. The Company evaluated the net realizable value of the carrying value of the assets previously held for sale in accordance with its normal ongoing policy regarding impairment and concluded that no further writedown of the net carrying value of the assets was required in excess of the reserve previously established. Therefore, the reversal of the accrued loss on disposal included $1.4 million for the writedown of assets to net realizable value and $.2 million for fees and expenses associated with the transaction.

6.       INCOME TAXES:

         The Company adopted SFAS No. 109 during the first quarter of fiscal 1994. SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. Upon the adoption of SFAS No. 109, the benefit of the Company's net operating loss carryforwards was reduced 100% by a valuation allowance. The benefits of the fiscal 1995 and 1994 net operating losses have been reduced 100% by a valuation allowance. The adoption of SFAS No. 109 in fiscal 1994 had no material impact on the accompanying consolidated financial statements.

         The components of income (loss) from continuing operations before income taxes, extraordinary charges and cumulative effect of change in accounting are as follows:

                                                           1995                  1994                   1993
                                                         ---------             ---------              ---------
 Domestic                                                $(8,815)              $ (4,968)              $(12,312)
 Foreign                                                     362                  1,006                 (2,232)
                                                          ------                -------                -------

      Total                                              $(8,453)              $ (3,962)              $(14,544)
                                                          ======                =======                =======

         The components of the provision for income taxes are:

                                                           1995                  1994                   1993
                                                         ---------             ---------              ---------
 Currently payable:
   U.S. Federal                                          $       -             $      -               $      -
   Foreign and other                                           288                  301                    166
                                                          --------              -------                -------

      Total current                                            288                  301                    166
 Deferred:  Federal                                              -                    -                      -
                                                          --------              -------                -------
      Total provision                                    $     288             $    301               $    166
                                                          ========              =======                =======

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                            1995                   1994                  1993
                                                            ----                   ----                  ----
 U.S. statutory rate                                        35.0%                  34.0%                 34.0%
 Domestic losses not benefited                             (35.5)                 (41.8)                (18.9)
 Capital losses not benefited                                  -                      -                 (10.7)
 State taxes, net                                           (1.2)                  (2.5)                 (0.6)
 Goodwill amortization                                      (2.0)                  (3.5)                 (1.1)
 Foreign tax items                                          (0.1)                   4.8                  (5.3)
 Other, net                                                  0.4                    1.4                   1.5
                                                            -----                  ----                  ----
   Effective tax rate                                       (3.4)%                 (7.6)%                (1.1)%
                                                            ====                   ====                  ====

         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities as of June 30, 1995 and 1994 are as follows:

                                                                                   1995                   1994
                                                                                ---------              ---------
 Net operating loss carryforwards                                               $ 26,266               $ 20,263
 Accrued expenses                                                                  4,408                  2,272

 Inventories                                                                       1,367                  1,143
 Accounts receivable                                                                 502                    426
 Other                                                                               690                    665
                                                                                 -------                -------
     Deferred tax assets                                                          33,233                 24,769
                                                                                 -------                -------


 Property                                                                         (1,106)                (1,055)
 Original issue discounts                                                         (2,172)                     -
 Other assets                                                                     (1,593)                (1,478)
 Other                                                                              (303)                  (107)
                                                                                 -------                -------
     Deferred tax liabilities                                                     (5,174)                (2,640)
                                                                                 -------                -------

                                                                                  28,059                 22,129
   Valuation allowance                                                           (28,059)               (22,129)
                                                                                 -------                -------
                                                                                $      -               $      -
                                                                                 =======                =======

         At June 30, 1995, the Company had $75,047 of available domestic net operating loss carryforwards for income tax purposes which expire through 2010. For financial reporting purposes, the benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance in accordance with the provisions of SFAS No. 109. The Company will continue to evaluate the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the loss carryforwards will be recognized in the future.

         The Company made income tax payments of $457 in fiscal 1995, $556 in fiscal 1994 and $926 in fiscal 1993. Refunds received totaled $68 in fiscal 1995, $435 in fiscal 1994 and $2,462 in fiscal 1993.

7.       LONG TERM DEBT:

         Long term debt at June 30, 1995 and 1994 consisted of the following:

                                                                             1995                      1994
                                                                             ----                      ----
 $55 million secured credit facility                                       $43,715                    $39,378
 Term loan                                                                  14,000                     15,000

 Other notes payable, maturing at
   various dates through 2007, and
   bearing interest at rates varying
   from 6.6% to 10.00%                                                         798                      1,740
                                                                            ------                     ------

                                                                            58,513                     56,118
 Less:  current portion                                                      4,424                      2,894
                                                                            ------                     ------
   Long-term debt, net of current
     portion                                                               $54,089                    $53,224

         On May 20, 1994, the Operating Companies entered into a new $55 million secured credit facility with an affiliate of Citibank, N.A., as agent, which includes a $20 million letter of credit subfacility. The secured credit facility, which has an initial term of three years, will be extended for an additional year if the Senior Secured Notes have been repaid on or before March 1997. The secured credit facility is subject to borrowing base formulas. Interest is based, at the Company's option, on either (i) the prime rate of Citibank, N.A. plus 1.5%, or (ii) LIBOR plus 3.0%. These rates will be increased by 0.5% until such time as the term loan, discussed below, has been repaid in full. The weighted average interest rate on borrowings outstanding under the credit facility was 9.3% during fiscal 1995. The Company is required to pay a commitment fee of 0.5% per annum on the unused commitment. The secured credit facility is secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of the Operating Companies and 65% of the capital stock of one subsidiary of TWI. The agreement requires that Waxman USA maintain certain leverage, fixed charge coverage, net worth, capital expenditures and EBITDA to total cash interest ratios. All financial covenants are based solely on the results of operations of Waxman USA. The Company was in compliance with all covenants at June 30, 1995.

         In September 1995, the Company entered into an amendment to the secured credit facility and term loan which amended certain definitions contained therein to eliminate the impact of Consumer Products' expected loss on disposal as well as its warehouse closure charge from the financial covenant calculations. In addition, the amendment modified certain of the financial covenants to provide that future compliance will not be negatively impacted by the results of Consumer Products.

         The Operating Companies also entered into a $15.0 million three-year term loan with Citibank, N.A., as agent. The term loan bears interest at a rate per annum equal to 1.5% over the interest rate under the secured credit facility and is secured by a junior lien on the collateral under the secured credit facility. Principal payments on the term loan of $1.0 million each are required quarterly. The term loan's financial covenants are identical to the covenants contained in the secured credit facility and are based solely on the results of operations of Waxman USA.

8.       SENIOR SECURED NOTES:

         In September 1991, the Company completed a private placement of $50 million of 7-year Senior Secured Notes (the "Senior Secured Notes"), including detachable warrants to purchase 1 million shares of the Company's common stock (the "Warrants"). At the time of issuance, the Senior Secured Notes included $42.5 million of 12.25% fixed rate notes and $7.5 million of floating rate notes with interest at 300 basis points over the 90 day LIBOR rate. The Senior Secured Notes are redeemable in whole or in part, at the option of the Company, after September 1, 1993 at a price of 107.35% for the fixed rate notes and 103% for the floating rate notes. The redemption prices decrease annually to 100% of the principal amounts at September 1, 1996. Annual mandatory redemption payments of $14.45 million for the fixed rate notes, and $2.55 million for the floating rate notes are due on September 1, 1996 and September 1, 1997 and are calculated to retire 68% of the principal amount of the Senior Secured Notes prior to maturity. As discussed in Note 2, the Company anticipates that the proceeds from any sale of Consumer Products will be used, in part, to retire the Senior Secured Notes thereby eliminating the mandatory sinking fund requirements. As such, the Senior Secured Notes are classified as current in the accompanying balance sheet as of June 30, 1995. The Company expects to incur an extraordinary charge upon the early retirement of these notes which primarily will represent the accelerated amortization of unamortized debt issuance costs which were $2.0 million at June 30, 1995. The Senior Secured Notes, which are secured by a pledge of all of the outstanding stock of Barnett, Consumer Products and WOC, are senior in right of payment to all subordinated indebtedness and pari passu with all other senior indebtedness of the Company.

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

         The Senior Secured Note indenture contains various covenants, including dividend restrictions and minimum operating cash flow requirements. The operating cash flow covenant requires a minimum ratio of operating cash flow to interest expense of 1.1 to 1.0 (the Company's actual ratio for fiscal 1995 was approximately 1.2 to 1.0). For purposes of calculating this ratio, operating cash flow is calculated based on the results of continuing operations only and interest expense excludes any non-cash interest relating to the Company's Deferred Coupon Notes.

         During November 1993 and May 1994, the Company completed solicitations of consents from the holders of the Senior Secured Notes which, among other things, amended the net worth and certain other financial covenants and permitted the completion of the Corporate Restructuring and eliminated any prospective defaults resulting from the adverse results and events relating to the Company's discontinued Canadian operations.

9.       SENIOR SECURED DEFERRED COUPON NOTES:

         On May 20, 1994, the Company exchanged $50 million of its Senior Subordinated Notes for $50 million initial accreted value of 12.75% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") along with detachable warrants to purchase 2.95 million shares of the Company's common stock. The Deferred Coupon Notes have no cash interest requirements until 1999. Thereafter interest on the Deferred Coupon Notes will accrue at a rate of 12.75% and will be payable in cash semi-annually on June 1 and December 1. The Deferred Coupon Notes are redeemable, in whole or in part, at the option of the Company, after June 1, 1999 at 106.375% of accreted value, which decreases annually to 100% at the maturity date. The Deferred Coupon Notes are secured by a pledge of the capital stock of Waxman USA. Substantially all of the assets of Waxman USA are pledged under the secured credit facility and term loan discussed in Note 7. The Deferred Coupon Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all other existing or future unsubordinated indebtedness of the Company. The Deferred Coupon Notes contain certain covenants which, among other things, limit additional indebtedness, the payment of dividends and any restricted payments.

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

10.      SENIOR SUBORDINATED NOTES:

         In June 1989, the Company issued $100 million principal amount of 13.75% Senior Subordinated Notes due June 1, 1999. The Senior Subordinated Notes are redeemable in whole or in part, at the option of the Company, after June 1, 1994 at a price of 105.156% which decreases annually to 100% of the principal amount at the maturity date. Annual mandatory redemption payments of $20 million commencing June 1, 1996 are calculated to retire 60% of the issue prior to maturity. In case of a change in control, the noteholders have the right to require the Company to repurchase the Senior Subordinated Notes at established redemption prices. The Senior Subordinated Notes, which are unsecured, are subordinate in right of payment to all senior debt and are senior in right of payment to the Company's Convertible Debentures. Under the terms of the Senior Subordinated Note indenture, the Company may not incur additional indebtedness which is subordinate to senior debt and senior to the Senior Subordinated Notes. Additionally, the indenture agreement contains various other covenants, including dividend restrictions and minimum net worth requirements.

         As discussed in Note 9, during 1994, the Company exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Deferred Coupon Notes. The $50 million of Senior Subordinated Notes exchanged satisfy the Company's mandatory redemption requirements with respect to such issue and, as a result, the $20 million mandatory redemption payments due on June 1, 1996 and 1997 have been satisfied and the mandatory redemption payment due on June 1, 1998 has been reduced to $8.8 million.

         During November 1993 and May 1994, the Company completed a solicitation of consents from the holders of the Senior Subordinated Notes which, among other things, amended the net worth and certain other financial covenants and permitted the completion of the Corporate Restructuring and eliminated any prospective defaults resulting from the adverse results and events relating to the Company's discontinued Canadian operations.

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

         Stockholders' equity includes cumulative currency translation adjustments of ($215) and ($600) at June 30, 1995 and 1994, respectively. A foreign currency exchange loss of $6.4 million, which resulted from the elimination of the currency translation adjustments relating to Ideal, was realized as part of the loss on disposal of Ideal in fiscal 1994. See Note 3.

12.      STOCK OPTIONS:

         Stock Option Plan

         Effective July 1, 1992, the Company's stockholders approved the 1992 Non-Qualified and Incentive Stock Option Plan (the "1992 Stock Option Plan") which replaced the then existing stock option plan (the "1982 Plan") which terminated by its terms on April 30, 1992. The 1992 Stock Option Plan, as amended, authorizes the issuance of an aggregate of 1.5 million shares of common stock as incentive stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted are at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant.

         During fiscal 1995, options exercisable to purchase an aggregate of 33 shares were issued under the 1992 Stock Option Plan at exercise prices of $1.38 per share, and options exercisable to purchase 46 shares with exercise prices of $2.25 per share were canceled. At June 30, 1995, options for 1,181 shares were outstanding, of which 295 were exercisable. At June 30, 1994, there were options for 1,194 shares outstanding under the 1992 Stock Option Plan.

         Other Stock Options

         In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 20 shares of the Company's Common Stock at an exercise price of $2.25 per share and each future non-employee director of the Company would be granted, on the date such person becomes a non- employee director of the Company, an option to purchase an aggregate of 20 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. In addition, during fiscal 1994, the Company granted a consultant to the Company an option to purchase an aggregate of 10 shares of Common Stock at an exercise price of $2.25 per share. At June 30, 1995, options to purchase a total of 70 shares were outstanding under the non-qualified options, of which 18 were exercisable. At June 30, 1994, there were options for 70 shares outstanding.

13.      LEASE COMMITMENTS:

         The Company leases certain of its warehouse and office facilities and equipment under operating lease agreements which expire at various dates through 2003.

         Future minimum rental payments of continuing operations are as follows: $3,070 in 1996, $2,819 in 1997, $2,252 in 1998, $1,817 in 1999, $1,031
in 2000 and $1,042 after 2000, with a cumulative total of $12,031.

         Total rent expense charged to continuing operations was $2,809 in 1995, $2,676 in 1994 and $2,437 in 1993. Consumer Products leases certain warehouse space from related parties. Related party rent expense charged to discontinued operations totaled $588 in fiscal 1995, $471 in fiscal 1994 and $422 in fiscal 1993.

14.      PROFIT SHARING PLAN:

         The Company has a trusteed profit sharing retirement plan for employees of certain of its divisions and subsidiaries. In fiscal 1989, the plan was amended to qualify under Section 401(K) of the Internal Revenue Code. Company contributions are determined by the Board of Directors. There were no charges to operations for profit sharing contributions in fiscal 1995 and 1994. The charges to operations for Company contributions totaled $79 in fiscal 1993. The Company offers no other post-retirement or post-employment benefits to its employees.

15.      CONTINGENCIES:

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements.

                                          SUPPLEMENTARY FINANCIAL INFORMATION

         Quarterly Results of Operations:

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1995 and 1994 (in thousands, except per share amounts):

                                                                                                                   AUDITED
 FISCAL 1995                                        1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.          TOTAL
 -----------                                        --------        --------       --------       --------          -----
 Net sales                                          $37,093         $39,426        $40,370        $ 39,101        $155,990

 Gross profit                                        11,934          13,008         13,403          12,406          50,751
 Operating income                                     2,798           3,653          3,400           1,224          11,075
 Loss from continuing operations                     (1,246)         (1,017)        (1,676)         (4,802)         (8,741)
 Income (loss) from discontinued
   operations                                           694              34           (193)         (3,867)         (3,332)
 Loss on disposal                                         -               -              -         (11,000)        (11,000)

 Net loss                                              (552)           (983)        (1,869)        (19,669)        (23,073)
 Primary and fully diluted
   earnings per share:
   Loss from continuing operations                     (.11)           (.09)          (.14)           (.41)           (.75)
   Income (loss) from discontinued
     operations                                         .06             .01           (.02)           (.33)           (.28)
   Loss on disposal                                       -               -              -            (.94)           (.94)
   Net loss                                            (.05)           (.08)          (.16)          (1.68)          (1.97)




                                                                                                                   AUDITED
 FISCAL 1994                                        1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.          TOTAL
 -----------                                        --------        --------       --------       --------          -----
 Net sales                                          $35,213         $34,257        $34,286        $ 36,141        $139,897

 Gross profit                                        11,346          11,548         11,632          11,708          46,234
 Operating income                                     2,531           2,884          2,939           2,068          10,422
 Loss from continuing operations
   before extraordinary charge                         (455)           (655)          (834)         (2,319)         (4,263)
 Income (loss) from discontinued
   operations                                           984             728         (4,357)            187          (2,458)
 Loss on disposal                                                                  (38,343)              -         (38,343)

 Extraordinary charge                                     -               -         (6,625)           (199)         (6,824)
 Net income (loss)                                      529              73        (50,159)         (2,331)        (51,888)
 Primary and fully diluted
   earnings per share:
   Loss from continuing operations
   before extraordinary charge                         (.04)           (.05)          (.07)           (.20)           (.37)
   Income (loss) from discontinued
     operations                                         .09             .06           (.37)            .02            (.21)
   Loss on disposal                                       -               -          (3.28)              -           (3.28)

   Extraordinary charge                                   -               -           (.57)           (.02)           (.58)
   Net income (loss)                                    .05             .01          (4.29)           (.20)          (4.44)

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

                     Report of Independent Public Accountants

                     Balance Sheets--June 30, 1995 and 1994

                     Statements of Income--For the Years Ended June 30, 1995, 1994, and 1993

                     Statements of Stockholders' Equity--For the Years Ended June 30, 1995, 1994 and 1993.

                     Statements of Cash Flows--For the Years Ended June 30, 1995, 1994 and 1993.

                     Notes to Financial Statements For the Years Ended June 30, 1995, 1994 and 1993.

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

    4.5* Third Supplemental Indenture to the Ameritrust Indenture dated May 20, 1994 (Exhibit 4.4 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994 incorporated herein by reference).

    4.6* Indenture, dated as of May 20, 1994, by and between Waxman Industries, Inc. and The Huntington National Bank, as Trustee, with respect to the Deferred Coupon Notes, including the form of Deferred Coupon Notes (Exhibit 4.1 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

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

    4.10* Indenture dated as of September 1, 1991, (the "U.S. Trust Indenture") between the Company and United States Trust Company of New York. (Exhibit 4.5 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

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

    4.13* First Supplemental Indenture to the U.S. Trust Indenture dated November 15, 1993 (Exhibit 4.8 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994, incorporated herein by reference).

    4.14* Second Supplemental Indenture to the U.S. Trust Indenture dated March 25, 1994 (Exhibit 4.9 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994, incorporated herein by reference).

    4.15* Third Supplemental Indenture to the U.S. Trust Indenture dated May 20, 1994 (Exhibit 4.10 to Waxman Industries, Inc's Form S-2 filed July 8, 1994, incorporated herein by reference).

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

    21.1* Subsidiaries. (Exhibit 21.1 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

    23.1             Consent of Arthur Andersen LLP

    27.1             Financial Data Schedule

*   Incorporated herein by reference as indicated.

    (b)      REPORTS ON FORM 8-K

             There are no reports on Form 8-K for the three months ended June 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            WAXMAN INDUSTRIES, INC.



September 27, 1995                    By: /s/  Armond Waxman
                                         -----------------------
                                      Armond Waxman
                                      Co-Chairman of the Board and
                                      Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



September 27, 1995                    /s/  Melvin Waxman
                                      --------------------------
                                      Melvin Waxman
                                      Co-Chairman of the Board,
                                      Co-Chief Executive Officer
                                      and Director



September 27, 1995                    /s/  Armond Waxman
                                      --------------------------
                                      Armond Waxman
                                      Co-Chairman of the Board,
                                      Co-Chief Executive Officer
                                      and Director

September 27, 1995                    /s/  William R. Pray
                                      --------------------------
                                      William R. Pray
                                      President,
                                      Chief Operating Officer
                                      and Director

September 27, 1995                    /s/  Neal R. Restivo
                                      --------------------------
                                      Neal R. Restivo
                                      Senior Vice President, Finance
                                      and Chief Financial Officer
                                      (principal accounting officer)



September 27, 1995                    /s/  Samuel J. Krasney
                                      --------------------------
                                      Samuel J. Krasney, Director



September 27, 1995                    /s/  Judy Robins
                                      --------------------------
                                      Judy Robins, Director



September 27, 1995                    /s/  Irving Z. Friedman
                                      --------------------------
                                      Irving Z. Friedman, Director