Form 10-K/A
period 1995-06-30
WAXMAN INDUSTRIES INC
filed 1995-10-11
CIK 105096

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

     X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
   ----          OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                      OR
   ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM            TO

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   (NAME OF EACH
   (TITLE OF EACH CLASS)                     EXCHANGE ON WHICH REGISTERED)
-----------------------------                ------------------------------
 Common Stock, $.01 par value                  New York Stock Exchange
                                                Chicago Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                                                   Yes  x  No
                                                       ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      x
                                     ---
    Aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 22, 1995: $9,041,669

    Number of shares of Common Stock outstanding as of September 22, 1995:

                                  Common Stock                      9,497,083
                                  Class B Common Stock              2,215,079

    The Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (File Number 001-10273) of Waxman Industries, Inc. (the "Company") is hereby amended by deleting therefrom the Supplementary Financial Information included therein in its entirety and substituting therefor the following Supplementary Financial Information.

                      SUPPLEMENTARY FINANCIAL INFORMATION

    Quarterly Results of Operations:

    The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1995 and 1994 (in thousands, except per share amounts):

                                                                                                                   AUDITED
  FISCAL 1995                                        1ST QTR.       2ND QTR.        3RD QTR.       4TH QTR.         TOTAL
  -----------                                        --------       --------        --------       --------         -----
  Net sales                                          $37,093        $39,426         $40,370        $ 39,101       $155,990
  Gross profit                                        11,934         13,008          13,403          12,406         50,751
  Operating income                                     2,798          3,653           3,400           1,224         11,075
  Loss from continuing operations                     (1,709)        (1,040)         (1,547)         (4,445)        (8,741)
  Income (loss) from discontinued
    operations                                         1,157             57            (322)         (4,224)        (3,332)
  Loss on disposal                                         -              -               -         (11,000)       (11,000)
  Net loss                                              (552)          (983)         (1,869)        (19,669)       (23,073)
  Primary and fully diluted
    earnings per share:
    Loss from continuing operations                     (.15)          (.09)           (.13)           (.38)          (.75)
    Income (loss) from discontinued
      operations                                         .10            .01            (.03)           (.36)          (.28)
    Loss on disposal                                       -              -               -            (.94)          (.94)
    Net loss                                            (.05)          (.08)           (.16)          (1.68)         (1.97)



                                                                                                                   AUDITED
  FISCAL 1994                                        1ST QTR.       2ND QTR.        3RD QTR.       4TH QTR.         TOTAL
  -----------                                        --------       --------        --------       --------         -----

  Net sales                                          $35,213        $34,257         $34,286        $ 36,141       $139,897
  Gross profit                                        11,346         11,548          11,632          11,708         46,234
  Operating income                                     2,531          2,884           2,939           2,068         10,422
  Loss from continuing operations
    before extraordinary charge                         (455)          (655)           (834)         (2,319)        (4,263)
  Income (loss) from discontinued
    operations                                           984            728          (4,357)            187         (2,458)
  Loss on disposal                                                                  (38,343)              -        (38,343)
  Extraordinary charge                                     -              -          (6,625)           (199)        (6,824)
  Net income (loss)                                      529             73         (50,159)         (2,331)       (51,888)
  Primary and fully diluted
    earnings per share:
    Loss from continuing operations
    before extraordinary charge                         (.04)          (.05)           (.07)           (.20)          (.37)
    Income (loss) from discontinued
      operations                                         .09            .06            (.37)            .02           (.21)
    Loss on disposal                                       -              -           (3.28)              -          (3.28)
    Extraordinary charge                                   -              -            (.57)           (.02)          (.58)
    Net income (loss)                                    .05            .01           (4.29)           (.20)         (4.44)

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

October 11, 1995



                            Waxman Industries, Inc.



                            By:/s/Andrea Luiga
                               --------------------------
                                  Chief Financial Officer