Form 10-K/A
period 1995-06-30
WAXMAN INDUSTRIES INC
filed 1995-11-02
CIK 105096

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-K/A-1


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

    The Annual Report on Form 10-K for the fiscal year ended June 30, 1995
(File Number 001-10273) of Waxman Industries, Inc. (the "Company"), as amended by an amendment on Form 10-K/A filed with Securities and Exchange Commission on October 11, 1995, is hereby amended by adding thereto the following information:

                           DIRECTORS OF THE COMPANY

        The members of the Board of Directors of the Company during the fiscal year ended June 30, 1995, their respective ages and their business experience is as follows:



    NAME, AGE AND OTHER
POSITIONS WITH THE COMPANY                    BUSINESS EXPERIENCE
--------------------------         ------------------------------------------
Melvin Waxman, 61                  Mr. Melvin Waxman was elected Co-Chairman of
  Co-Chairman of the Board and     the Board and Co-Chief Executive Officer of
  Co-Chief Executive Officer       the Company in June 1995. Mr. Waxman has
                                   been a Chief Executive Officer of the
                                   Company since 1962. Mr. Waxman was Chairman
                                   of the board of the Company since August
                                   1976.
Armond Waxman, 56                  Mr. Armond Waxman was elected Co-Chairman of
  Co-Chairman of the Board,        the Board and Co-Chief Executive Officer and
  Co-Chief Executive Officer       Treasurer of the Company in June 1995. Mr.
                                   Waxman has been the President and Treasurer
                                   of the Company since August 1976. Mr. Waxman
                                   has been a director of the Company since
                                   1962 and was Chief Operating Officer of the
                                   Company from August 1976 to May 1988.
William R. Pray, 48                Mr. Pray was elected President and Chief
  President and Chief              Operating Officer of the Company in June
  Operating Officer                1995. Mr. Pray has been the president of
                                   Barnett since 1987.
Samuel J. Krasney, 70              Mr. Krasney has been a director of the
                                   Company since 1977. In September 1993, Mr.
                                   Krasney retired from his position of
                                   Chairman of the Board, President and Chief
                                   Executive Officer of Banner Aerospace, Inc.,
                                   a distributor of parts in the aviation
                                   aftermarket, a position he had held since
                                   June 1990. In September 1993, Mr. Krasney
                                   also retired from The Fairchild Corporation
                                   (formerly Banner Industries, Inc.) where he
                                   had been Vice Chairman of the Board since
                                   1985. Fairchild is a manufacturer and
                                   distributor of fasteners to the aerospace
                                   industry and industrial products for the
                                   plastic injection molding industry and other
                                   industrial markets and is a furnisher of
                                   telecommunication services to office
                                   buildings. Mr. Krasney is presently a
                                   director of Banner Aerospace and Fairchild
                                   and also a director of FabriCenters of
                                   America, Inc.
Irving Z. Friedman, 62             Mr. Friedman has been a director of the
                                   Company since 1989. Mr. Friedman has been a
                                   certified public accountant with the firm of
                                   Krasney Polk Friedman & Fishman for more
                                   than the past five years. Mr. Friedman is
                                   the brother-in-law of Samuel Krasney.
Judy Robins, 46                    Mrs. Robins has been a director of the
                                   Company since 1980. Mrs. Robins has owned
                                   and operated an interior design business
                                   for more than the past five years. Mrs.
                                   Robins is the sister of Melvin and Armond
                                   Waxman. Mrs. Robins' husband is the
                                   Secretary of the Company.

                                      2

                 Compliance With The Securities Exchange Act

     The Company is required to identify any director or officer who failed to timely file with the Securities and Exchange Commission a required report relating to ownership and changes in ownership of the Company's equity securities. Based on material provided to the Company, it believes that during the fiscal year ended June 30, 1995, all such filing requirements were complied with.

                            EXECUTIVE COMPENSATION

                         Executive Compensation Table


     The following table sets forth the cash compensation paid for services rendered during fiscal 1995 to the Co-Chief Executive Officers and the four other most highly compensated executive officers of the Company;


                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM COMPENSATION
                                                                  ---------------------------------------
                                               ANNUAL                                            PAYOUTS
                                          COMPENSATION(1)                  AWARDS               ---------
                                       ----------------------     -------------------------       LTIP        ALL OTHER
        NAME AND                                     BONUS($)     RESTRICTED                     PAYOUTS     COMPENSATION
   PRINCIPAL POSITION        YEAR      SALARY($)       (2)         STOCK($)      OPTIONS(#)        ($)        ($)(3)(4)
-------------------------    -----     ---------     --------     -----------    ----------     ---------    ------------
Melvin Waxman                 1995      353,277           --          --                --         --           111,397
Co-Chairman of the            1994      325,000      100,000          --           300,000(5)      --            45,604
Board and Co-Chief            1993      365,000      100,000          --           250,000(5)      --            65,293
Executive Officer
Armond Waxman                 1995      311,065      100,000          --                --         --            97,080
Co-Chairman of the            1994      366,923      200,000          --           300,000(5)      --            86,776
Board and Co-Chief            1993      378,942      100,000          --           250,000(5)      --            50,464
Executive Officer
William R. Pray               1995      228,200       57,607          --            32,500         --                --
President and Chief           1994      206,000       75,000          --            92,500(6)      --                --
Operating Officer             1993      200,000       45,000          --            25,000(6)      --            14,789
John S. Peters                1995      136,119       22,500          --                --         --            12,500
Senior Vice                   1994      130,018       42,500          --            52,500(6)      --            12,500
President - Operations        1993      132,644       25,000          --            45,000(6)      --            14,137
Laurence S. Waxman            1995      190,480       50,000          --                --         --            12,544
Senior Vice                   1994      151,826       65,000          --            57,500(6)      --            11,589
President                     1993      135,000       40,000          --            50,000(6)      --            14,058
Neal R. Restivo(7)            1995      133,769       22,500          --                --         --                --
Former Vice President -       1994      111,346       55,000          --            32,500(6)      --                --
Finance and Chief             1993       93,300       17,500          --            25,000(6)      --             1,100
Financial Officer

---------------

(1) Certain executive officers received compensation in fiscal 1993, 1994 and 1995 in the form of perquisites, the amount of which does not exceed reporting thresholds.

(2) Messrs. Pray, Peters and Restivo received their bonuses under the Company's Profit Incentive Plan. Mr. Laurence Waxman received his bonus pursuant to his employment agreement.

(3) For fiscal 1993, includes Company contributions to the Company's Profit-Sharing Retirement Plan and premiums on split-dollar life insurance policies. Profit Sharing Plan contributions were as follows: $2,289 each for Messrs. Melvin and Armond Waxman and Mr. Pray, $1,637 for Mr. Peters, $1,558 for Laurence Waxman and $1,100 for Mr. Restivo. Premiums on split-dollar life insurance policies were as follows: $63,004 for Melvin Waxman, $48,175 for Armond Waxman, $12,500 each for Messrs. Pray, Peters and Laurence Waxman.

(4) For fiscal 1995 and 1994, amounts represent premiums on split-dollar life insurance policies.

(5) During May 1994, Messrs. Melvin and Armond Waxman agreed to relinquish all of their existing stock options in exchange for the grant of a like number of new options.

(6) During May 1994, Messrs. Pray, Peters, Laurence Waxman and Restivo relinquished all of their existing stock options in exchange for the grant of a like number of new options. Mr. Pray's total number of options for fiscal 1994 includes options to acquire 25,000 shares which were granted and subsequently relinquished during fiscal 1994.

(7) Mr. Restivo terminated his employment with the Company effective September 29, 1995.

                         Stock Option and SAR Grants

     The following table sets forth the information noted for all grants of stock options made by the Company during fiscal 1995 to each of the executive officers named in the Summary Compensation Table:

                    OPTION/SAR(1) GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS


                                                                              POTENTIAL REALIZABLE VALUE AT
                                % OF TOTAL                                    ASSUMED ANNUAL RATES OF STOCK
                                 OPTIONS                                      PRICE APPRECIATION FOR OPTION
                    OPTIONS     GRANTED TO     EXERCISE                                  TERM(2)
                    GRANTED    EMPLOYEES IN     PRICE       EXPIRATION        ------------------------------
        NAME          (#)      FISCAL YEAR      ($/SH)         DATE              5% ($)           10% ($)
----------------   --------    ------------    --------    -------------      -------------    -------------
William R. Pray     32,500         100%         $1.375     June 16, 2005             28,104           71,220

---------------

(1) There were no SARs granted to any of the executive officers named in this table in fiscal 1995.

(2) The potential realizable values represent future opportunity and have not been reduced to present value in 1995 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Securities and Exchange Commission for illustration purposes, and these rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the named executive officer.

STOCK OPTION AND SAR EXERCISES

     The following table sets forth the information noted for all exercises of stock options and SARs during fiscal 1995 by each of the executive officers named in the Summary Compensation Table:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                NUMBER OF UNEXERCISED
                               SHARES                                  OPTIONS              VALUE OF UNEXERCISED
                             ACQUIRED ON         VALUE          AT FISCAL YEAR-END(#)       IN-THE-MONEY OPTIONS
          NAME               EXERCISE(#)      REALIZED($)     EXERCISABLE/UNEXERCISABLE     AT FISCAL YEAR-END($)
------------------------    -------------    -------------    --------------------------    ---------------------
Melvin Waxman                    --               --                75,000/225,000                   --
Armond Waxman                    --               --                75,000/225,000                   --
William R. Pray                  --               --                16,875/83,125                    --
John S. Peters                   --               --                13,125/39,375                    --
Laurence S. Waxman               --               --                14,375/43,125                    --
Neal R. Restivo (1)              --               --                 8,125/24,375                    --

---------------

(1) Mr. Restivo terminated his employment with the Company effective September 29, 1995.

Employment Agreements

     Mr. Peters entered into an employment agreement with the Company which became effective as of January 1, 1992, was amended as of October 23, 1995, and terminates on June 30, 1997. Pursuant to such employment agreement, Mr. Peters is to serve as Senior Vice President, Operations of the Company, and is also to serve in such substitute or further offices or positions with the Company or any subsidiary or affiliate of the Company as shall, from time to time, be assigned by the Board of Directors of the Company. Mr. Peters' employment agreement provides for a minimum annual salary of $125,000, which salary will be reviewed annually by the Company (and shall be reduced by a corresponding percentage reduction in hours worked in the sole discretion of the Company to an annual amount not to be less than $75,000). Increases in salary and the granting of bonuses to Mr. Peters will be determined by the Company, in its sole discretion, based on such individual's performance and contributions to the success of the Company, his responsibilities and duties and the salaries of other senior executives of the Company. The employment agreement provides that upon termination of employment for any reason other than death, disability (as defined therein) or cause (as defined therein), Mr. Peters will be entitled to receive all of the compensation he would otherwise be entitled to through the end of the term of the agreement. The employment agreement also contains provisions which restrict Mr. Peters from competing with the Company during the term of the agreement and for two years following the termination thereof.

     Mr. Pray has an employement agreement with Barnett and the Company which became effective as of July 1, 1990 and which terminates on June 30, 2000. Pursuant to this employment agreement, Mr. Pray is to serve as President of Barnett and provide services to Barnett in such managerial areas as Mr. Pray served in the past and such additional duties as shall be assigned to Mr. Pray by the Co-Chief Executive Officers of the Company. Mr. Pray's employment agreement provides for a minimum annual salary of $165,000 for the first year of the employment agreement and provides that for each year thereafter the minimum annual salry will be increased by eight percent of the prior year's salary or any salary amount separately agreed to in writing by Mr. Pray, Barnett and the Company. Mr. Pray is also eligible to receive additional discretionary bonuses as may from time to time be determined in the sole discretion of the Board of Directors of the Company. The employment agreement provides that upon termination of employment for any reason other than death, disability (as defined therein) or cause (as defined therein), Mr. Pray will be entitled to receive all of the compensation he would otherwise be entitled to through the end of the term of the agreement. The employment agreement also contains provisions which restrict Mr. Pray from competing with the Company during the term of the agreement and for two years following the termination thereof.

     Mr. Laurence Waxman entered into an employment agreement with Waxman Consumer Products Group Inc., a wholly owned subsidiary of the Company ("Consumer Products"), which became effective as of November 1, 1994 and terminates on October 31, 1999. Pursuant to such employment agreement, Mr. Laurence Waxman is to serve as President of Consumer Products, and is also to serve in such further offices or positions with Consumer Products or any subsidiary or affiliate of Consumer Products as shall, from time to time, be assigned by the Board of Directors of Consumer Products. Mr. Laurence Waxman's employment agreement provides for an annual salary of $200,000 for the first year of the employment agreement and provides that for each year thereafter the annual salary will be increased by six percent of the prior year's salary. Additional increases in salary and the granting of bonuses to Mr. Laurence Waxman will be determined by Consumer Products, in its sole discretion, based on such individual's performance and contributions to the success of Consumer Products, his responsibilities and duties and the salaries of other senior executives of Consumer Products. A bonus in the amount of $50,000 was granted to Mr. Lawrence Waxman in fiscal 1995. The employment agreement provides that upon termination of employment by Mr. Laurence Waxman for good reason (as defined therein) or by the Company for any reason other than death, disability (as defined therein) or cause (as defined therein), Mr. Laurence Waxman will be entitled to receive all of the compensation he would otherwise be entitled to through the end of the term of the agreement. The employment agreement also contains provisions which restrict Mr. Laurence Waxman from competing with the Company or Consumer Products during the term of the agreement and for two years following the termination thereof.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                            Common Stock Ownership

CAPITAL STOCK

     The following table sets forth, as of September 30, 1995 (except as noted in footnote 4 below), the number of shares of Common Stock beneficially owned by each director, by the directors and executive officers of the Company as a group and by each holder of at least five percent of Common Stock known to the Company, and the respective percentage ownership of the outstanding Common Stock and Class B Common Stock and voting power held by each such holder and group. The mailing address for Messrs. Melvin and Armond Waxman is the executive office of the Company.

                                      NUMBER OF SHARES               PERCENTAGE
                                     BENEFICIALLY OWNED               OWNERSHIP
                                  -------------------------     ---------------------      PERCENTAGE
                                                  CLASS B                    CLASS B      OF AGGREGATE
           NAME OF                  COMMON         COMMON        COMMON       COMMON         VOTING
       BENEFICIAL OWNER             STOCK          STOCK         STOCK        STOCK          POWER
------------------------------    ----------     ----------     --------     --------     ------------
Melvin Waxman(1)..............       831,282      1,011,932        9.4%        45.7%          34.7%
Armond Waxman(2)..............       765,107        826,082        8.8         37.3           28.7
William Pray..................        25,000             --          *            *              *
Samuel J. Krasney(3)..........         6,750          6,750          *            *              *
Judy Robins...................        66,750         78,750          *          3.6            2.7
Directors and officers as a
  group (9 individuals).......     1,749,664      1,978,766       20.2         89.3           68.2
Weiss, Peck & Greer(4)........     1,301,400             --       13.7           --            4.1
  One New York Plaza
  New York, NY 10004

---------------

  * less than 1%

(1) Includes 100 shares of Common Stock owned by a member of Mr. Melvin Waxman's immediate family, as to which shares Mr. Waxman disclaims beneficial interest.

(2) Includes 55,825 shares of Common Stock and 55,800 shares of the Class B Common Stock owned by members of Mr. Armond Waxman's immediate family, as to which shares Mr. Waxman disclaims beneficial interest.

(3) Includes 4,500 shares of Common Stock and 4,500 shares of the Class B Common Stock owned by Mr. Krasney's wife, as to which shares Mr. Krasney disclaims beneficial interest.

(4) The information set forth in the table with respect to Weiss, Peck & Greer was obtained from Amendment No. 2 to a Statement on Schedule 13G, dated February 8, 1995, filed with the Securities and Exchange Commission. Such statement reflects Weiss, Peck & Greer's beneficial ownership as of December 31, 1994.