Form 10-Q
period 1995-09-30
WAXMAN INDUSTRIES INC
filed 1995-11-14
CIK 105096

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                            Yes  X          No __

9,522,083 shares of Common Stock, $.01 par value, and 2,215,079 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of November 9, 1995.

                                    INDEX

                   WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                              PAGE
                                                                                              ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Income - Three Months
       Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .   3

       Consolidated Balance Sheets - September 30, 1995
       and June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4-5

       Consolidated Statements of Cash Flows - Three Months
       Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .   6

       Notes to Consolidated Financial Statements -
       September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7-8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   9-12

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
----------

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                      For the Three Months Ended September 30, 1995 and 1994

                                               (In Thousands, Except Per Share Data)


                                                                                                 1995               1994
                                                                                              ----------         ----------
             Net sales                                                                        $  40,292          $  37,093
             Cost of sales                                                                       27,189             25,159
                                                                                              ---------          ---------
             Gross profit                                                                        13,103             11,934
             Operating expenses                                                                  10,099              9,136
                                                                                              ---------          ---------
             Operating income                                                                     3,004              2,798
             Other income, net                                                                      345                272
             Interest expense, net                                                               (5,124)            (4,729)
                                                                                              ---------          ---------
             Loss from continuing operations
               before income taxes                                                               (1,775)            (1,659)
             Provision for income taxes                                                             142                 50
                                                                                              ---------          ---------
             Loss from continuing operations                                                     (1,917)            (1,709)
             Income from discontinued
               operations                                                                             -              1,157
                                                                                              ---------          ---------
             Net loss                                                                         $  (1,917)         $    (552)
                                                                                              =========          =========
             Primary and fully diluted earnings
               (loss) per share:
             From continuing operations                                                       $    (.16)         $    (.15)
             Income from discontinued operations                                                      -                .10
                                                                                              ---------          ---------
             Net loss                                                                         $    (.16)         $    (.05)
                                                                                              =========          =========

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

                                               September 30, 1995 and June 30, 1995

                                                          (In Thousands)

                                                              ASSETS

                                                                                             September 30,          June 30,
                                                                                                 1995                 1995
                                                                                              (Unaudited)          (Audited)
                                                                                             -------------         ---------
             CURRENT ASSETS:
               Cash                                                                            $    375             $  1,496
               Accounts receivable, net                                                          22,315               22,346
               Inventories                                                                       38,454               38,436
               Prepaid expenses                                                                   2,081                1,956
               Net assets of discontinued operations                                             52,316               53,865
                                                                                               --------             --------
                 Total current assets                                                           115,541              118,099
                                                                                               --------             --------

             PROPERTY AND EQUIPMENT:
               Land                                                                               1,163                1,097
               Buildings                                                                          9,715                9,645
               Equipment                                                                         15,260               14,781
                                                                                               --------             --------
                                                                                                 26,138               25,523
                 Less accumulated depreciation and amortization                                 (13,247)             (12,641)
                                                                                               --------             --------
               Property and equipment, net                                                       12,891               12,882
                                                                                               --------             --------

             COST OF BUSINESSES IN EXCESS OF
               NET ASSETS ACQUIRED, NET                                                          16,011               16,131

             OTHER ASSETS                                                                        13,389               13,548
                                                                                               --------             --------
                                                                                               $157,832             $160,660
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


                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

                                               September 30, 1995 and June 30, 1995

                                             (In Thousands, Except Per Share Amounts)

                                               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             September 30,          June 30,
                                                                                                 1995                 1995
                                                                                              (Unaudited)          (Audited)
                                                                                             ------------          ---------
             CURRENT LIABILITIES:
               Current portion of long-term debt                                               $  4,424             $  4,424
               Senior Secured Notes, to be retired with proceeds
                 from the sale of Consumer Products                                              38,814               38,786
               Accounts payable                                                                  16,239               16,258
               Accrued liabilities                                                                3,757                3,875
                                                                                               --------             --------
                 Total current liabilities                                                       63,234               63,343
                                                                                               --------             --------

             LONG-TERM DEBT, NET OF CURRENT PORTION                                              51,486               54,089

             SENIOR SECURED DEFERRED COUPON NOTES                                                56,741               54,875

             SENIOR SUBORDINATED NOTES                                                           48,750               48,750

             COMMITMENTS AND CONTINGENCIES

             STOCKHOLDERS' EQUITY:
               Preferred stock, $.01 par value per share:
                 Authorized and unissued 2,000 shares                                                 -                    -
               Common stock, $.01 par value per share:
                 Authorized 22,000 shares; Issued 9,522
                   at September 30, 1995 and 9,495 at June 30, 1995                                  95                   95
               Class B common stock, $.01 par value per share:
                 Authorized 6,000 shares; Issued 2,215
                   at September 30, 1995 and 2,217 at June 30, 1995                                  23                   23
               Paid-in capital                                                                   21,098               21,098
               Retained deficit                                                                 (83,315)             (81,398)
                                                                                               --------             --------
                                                                                                (62,099)             (60,182)
               Cumulative currency translation adjustments                                         (280)                (215)
                                                                                               --------             --------
                   Total stockholders' equity (deficit)                                         (62,379)             (60,397)
                                                                                               --------             --------
                                                                                               $157,832             $160,660
                                                                                               ========             ========

                                    The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)

                                      For the Three Months Ended September 30, 1995 and 1994

                                                          (In Thousands)

                                                                                                 1995                1994
                                                                                               ---------           ---------
             CASH FROM (USED FOR):
               OPERATIONS
                 Loss from continuing operations                                               $ (1,917)           $ (1,709)
                 Adjustments to reconcile loss
                   from continuing operations to
                   net cash provided by (used for)
                   continuing operations:
                 Non-cash interest                                                                1,803               1,594
                 Depreciation and amortization                                                    1,287               1,151
               Changes in assets and liabilities:
                 Accounts receivable, net                                                            31                (356)
                 Inventories                                                                        (18)               (155)
                 Prepaid expenses                                                                  (125)                120
                 Accounts payable                                                                   (19)               (711)
                 Accrued liabilities                                                               (118)               (884)
                                                                                               --------            --------
                   Net cash provided by (used for)
                   continuing operations                                                            924                (950)

                 Income from discontinued operations                                                  -               1,157
                 Change in net assets of
                   discontinued operations                                                        1,549              (3,218)
                 Other, net                                                                         (65)                 61
                                                                                               --------            --------
                   Net cash provided by (used for) operations                                     2,408              (2,950)
                                                                                               --------            --------
               INVESTMENTS:
                 Capital expenditures, net                                                         (635)               (724)
                 Change in other assets                                                            (285)                (58)
                                                                                               --------            --------
                   Net cash used for investments                                                   (920)               (782)
                                                                                               --------            --------
               FINANCING:
                 Net borrowings (repayments) under credit agreements                             (1,492)              4,706
                 Repayments of long-term debt                                                      (117)               (110)
                 Repayment of term loan                                                          (1,000)                  -
                                                                                               --------            --------
                   Net cash provided by (used for) financing                                     (2,609)              4,596
                                                                                               --------            --------
               NET INCREASE (DECREASE) IN CASH                                                   (1,121)                864
               BALANCE, BEGINNING OF PERIOD                                                       1,496                 981
                                                                                               --------            --------
               BALANCE, END OF PERIOD                                                          $    375            $  1,845
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

                         September 30, 1995 and 1994

                   (in thousands, except per share amounts)

Management believes that the information furnished in the accompanying consolidated financial statements reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996 or any other period. The information reported in the consolidated financial statements and the notes below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 as amended by amendments on Form 10-K/A and 10-K/A-1 filed with the Securities and Exchange Commission on October 11, and November 2, respectively.

   1.    BUSINESS

         The Company believes that it is one of the leading suppliers of plumbing products to the repair and remodeling market in the United States. The Company distributes plumbing, electrical and hardware products to over 49,000 customers in the United States, including plumbing and electrical repair and remodeling contractors and independent retailers.

   2.    CONSOLIDATION AND PRIOR-YEAR RECLASSIFICATION

         The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. Certain fiscal 1995 amounts have been reclassified to conform with the fiscal 1996 presentation, including a restatement to reflect the discontinued operations of Waxman Consumer Products Group Inc. ("Consumer Products").

   3.    DISCONTINUED OPERATIONS

         In August 1995, the Company announced that it had decided to sell its Consumer Products business to enhance the Company's capital structure and allow the Company to concentrate on its faster growing Barnett Inc. telemarketing and mail order business. Also in August 1995, the Company entered into a letter of intent to sell, for $50 million in cash, its Consumer Products business, together with certain supporting operations, to a group consisting of HIG Capital Management of Miami, Florida along with certain members of Consumer Product's existing management team. The letter of intent further contemplated that the Company would retain an approximate 25% economic interest in Consumer Products on a going forward basis. The Company expects that it will account for any remaining interest under the cost method as the interest it will retain will not allow it to exercise significant influence over Consumer Products in the future. See "Liquidity and Capital Resources" for further discussion of Consumer Products. Consumer Products is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately Consumer Products' net assets and results of operations.

   4.    EARNINGS PER SHARE

         Primary earnings per share have been computed based on the weighted average number of shares outstanding which totaled 11,722 and 11,712 for the three months ended September 30, 1995 and 1994, respectively.

   5.    INCOME TAXES

         In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is currently unable to recognize any income tax benefit relating to the loss from continuing operations. The tax provision for the quarter ended September 30, 1995 represents a provision for state and foreign taxes.

         The Company currently has approximately $75.0 million of available domestic net operating loss carryforwards which expire through 2010. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

   6.    SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the three months ended September 30, 1995 and 1994 included income taxes of $208 and $183, and interest of $3,795 and $3,488, respectively.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

NET SALES

Net sales for the 1996 first quarter totaled $40.3 million, compared to $37.1 million in the 1995 first quarter, an increase of 8.6%. The net sales increases are primarily the result of the continued growth of the Company's Barnett subsidiary. Barnett's net sales increased 13.4% from $25.4 million in the 1995 first quarter to $28.9 million in the 1996 first quarter. Most of the growth at Barnett can be attributed to increased volume from existing customers as well as an increased customer base. The Company's other operations experienced a small 1.8% decrease in net sales from $11.7 million in the 1995 first quarter to $11.4 million in the 1996 first quarter.

GROSS PROFIT

The Company's gross margins increased from 32.2% in the 1995 first quarter to
32.5 % in the 1996 first quarter. The slight increase in gross margin is primarily the result of improved performance at a Mexican subsidiary.

OPERATING EXPENSES

Operating expenses for the 1996 first quarter were $10.1 million or 25.1% of net sales, an increase from the $9.1 million or 24.6% of net sales in the 1995 first quarter. The increase is primarily due to Barnett and is in line with its sales increases. Barnett continues to add telemarketers, systems and incur other costs in order to support its sales growth.

OPERATING INCOME

The Company's operating income for the 1996 first quarter totaled $3.0 million or 7.5% of net sales, an increase of 7.4% from the $2.8 million or 7.5% of net sales in the 1995 first quarter. The increase is primarily the result of the above mentioned net sales increases.

INTEREST EXPENSE

The Company's total interest expense of $6.7 million for the 1996 first quarter, which includes $5.1 million of interest expense attributed to continuing operations, increased from the $6.1 million of total interest expense, which includes $4.7 million attributed to continuing operations, in the 1995 first quarter. Average borrowings outstanding (including discontinued operations) increased from $196.7 million in the 1995 first quarter to $206.1 in the 1996 first quarter. The increase in average borrowings outstanding is due to increased working capital needs relating to the growth of the Company's operations and debt service requirements which include interest payments and accretion of the Company's Senior Secured Deferred Coupon Notes. Interest expense of $1.5 million for the 1996 first quarter was allocated to discontinued operations based on debt which was specifically attributed to the discontinued operations. This expense has been charged against the reserve for loss on disposal which was recorded in the 1995 fourth quarter. Interest expense of $1.4 million is included in the income from discontinued operations for the 1995 first quarter.

INCOME TAXES

In accordance with the provisions of SFAS 109, the Company is unable to benefit losses in the current year. The Company has approximately $75 million of available domestic net operating loss carryforwards which expire through 2010, the benefit of which has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

LOSS FROM CONTINUING OPERATIONS

The Company's loss from continuing operations for the 1996 first quarter totaled $1.9 million or $.16 per share compared to $1.7 million or $.15 per share for the 1995 first quarter.

DISCONTINUED OPERATIONS

The loss from discontinued operations for the 1996 first quarter of $.3 million has been charged against the reserve for loss on disposal which was recorded in the fourth quarter of fiscal 1995. The income from discontinued operations totaled $1.2 million in the 1995 first quarter or $.10 per share. The 1995 first quarter results were positively impacted by the expansion of the Consumer Product's business with several of its large customers. Opening orders for this additional business were shipped during the 1995 first quarter.

NET LOSS

The Company's net loss for the 1996 first quarter totaled $1.9 million or $.16 per share, compared to a net loss of $.6 million or $.05 per share for the 1995 first quarter.

B.   LIQUIDITY AND CAPITAL RESOURCES

One of the primary goals of management is to improve the capital structure of the Company thereby creating a structure that will better support the long term growth of the Company and generally provide the Company with greater operating and financial flexibility.

The terms of the Company's 12-1/4% and Floating Rate Senior Secured Notes due 1998 (the "Senior Secured Notes") require mandatory sinking fund payments of $17 million on each of September 1, 1996 and September 1, 1997. Management's current projections indicate that there will not be sufficient cash flow from operations to make the September 1, 1996 sinking fund payment. The terms of the Senior Secured Notes require the Company to offer to purchase the Senior Secured Notes at a redemption price of 102% of the principal amount thereof plus accrued interest with the net cash proceeds from certain asset sales, including any sale of Consumer Products. The Company intends to use the net proceeds from the sale of Consumer Products to offer to purchase the Senior Secured Notes at 102% of the principal amount thereof plus accrued interest and, to the extent Senior Secured Notes are not tendered pursuant to such offer to purchase or if such offer to purchase is not made, defease such Senior Secured Notes pursuant to the terms of the Senior Secured Note Indenture. The terms of the Company's existing Credit Agreement require the net cash proceeds from the Consumer Products sale to be used to prepay amounts owing thereunder. Accordingly, in connection with the sale of Consumer Products, the Company intends to use the cash proceeds from such sale not used to retire the Senior Secured Notes to repay amounts due under the Credit Agreement and to refinance the remaining balance due under the Credit Agreement using proceeds from a new secured credit facility (the "New Credit Agreement"). If the Company is not able, prior to September 1, 1996, to enter into the New Credit Agreement and sell Consumer Products for sufficient net cash proceeds to retire the Senior Secured Notes and, together with borrowings under the New Credit Agreement, to pay all amounts owing under the Credit Agreement, the Company will have to obtain a significant infusion of funds either through an additional debt financing transaction or the sale of equity and/or assets prior to September 1, 1996. There can be no assurance any such transaction or sale will be able to be consummated prior to September 1, 1996 or as to the terms and conditions of any such transaction or sale which may be so consummated. If the Company is not otherwise able to make the September 1, 1996 sinking fund payment, there would be an event of default under the indenture which the Senior Secured Notes were issued, which event of default could result in the holders of the Senior Secured Notes foreclosing upon the collateral securing the Senior Secured Notes. Such an event of default would also cause an event of default under all of the Company's other outstanding indebtedness as well as under the Credit Agreement.

On August 28, 1995, the Company entered into a letter of intent for the sale of the Consumer Products business, together with certain supporting operations and certain home center accounts currently serviced by Barnett to a group consisting of HIG Capital Management ("HIG") of Miami, Florida along with certain members of Consumer Products' existing management team for an aggregate cash purchase price of $50 million plus other consideration which will give the Company approximately a 25% economic interest in Consumer Products on a going forward basis. While the letter of intent has terminated pursuant to its terms, the Company and HIG are currently negotiating the terms of a definitive purchase agreement with respect to the above-referenced transaction. There can be no assurance that the Company will be able to consummate the sale of Consumer Products prior to September 1, 1996 or as to the terms and conditions of any such sale so consummated. The Company intends to continue pursuing a sale of Consumer Products in the event that the transaction with HIG is not consummated.

The Company through its wholly owned subsidiary, Waxman USA Inc. currently intends to offer to exchange for $48.75 million principal amount of the Company's outstanding 13-3/4% Senior Subordinated Notes due 1999 (the "Senior Subordinated Notes"), a like principal amount of Waxman USA Senior Subordinated Notes due 2001 (the "Exchange Securities") and in connection therewith to solicit consent to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued (the "Exchange Offer"). Although the terms of the Exchange Offer have not been finalized, the Company expects that the Exchange Offer, if consummated, will decrease the Company's cash interest burden and will extend the maturity of the Senior Subordinated Notes exchanged
in the Exchange Offer by several years.    It is currently contemplated that
the Exchange Securities will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration of an applicable exemption from such registration requirements. There can be no assurance that the Company will be successful in obtaining the consents of the requisite holders of the Senior Subordinated Notes necessary to effectuate the Exchange Offer. In addition, it is contemplated that the Exchange Offer may be completed by the Company only if certain conditions occur including the sale of Consumer Products and the Company entering into a New Credit Agreement.

As part of the May 1994 financial restructuring, the Company's indirect subsidiaries Barnett Inc. ("Barnett"), Consumer Products, and WOC Inc. (the "Operating Companies") entered into a $55 million, four-year, secured credit facility with an affiliate of Citibank, N.A., as agent for certain financial institutions. The secured credit facility, which has an initial term of three years, will be extended for an additional year if the company's Senior Secured Notes have been repaid on or before March 1997. The secured credit facility is subject to borrowing base formulas and prohibits dividends and distributions by the Operating Companies except in certain limited instances. At September 30, 1995, availability under the secured credit facility totaled approximately $7.1 million.

Also, as part of the May 1994 financial restructuring, the Operating
Companies entered into a $15.0 million three-year term loan with Citibank, N.A., as agent for certain financial institutions. The term loan will be required to be prepaid if a refinancing is completed which is sufficient to retire the Senior Subordinated Notes, the Senior Secured Notes and the term loan. Principal payments on the term loan of $1.0 million each are required quarterly. In May 1995, the Company entered into an amendment to the term loan agreement which amended the quarterly principal payment dates to the first day of July, October, January and April beginning July 1, 1995. At September 30, 1995, $13.0 million remained outstanding under the Term Loan.

In September 1995, the Company entered into an amendment to the Credit Agreement and Term Loan which amended certain definitions contained therein to eliminate the impact of the expected loss on disposal of Consumer Products as well as a warehouse closure charge from the financial covenant calculations. In addition, the amendment modified certain of the financial covenants to provide that future compliance will not be negatively impacted by the results of Consumer Products. However, in connection with the sale of Consumer Products, the Company intends to repay the portion of the Credit Agreement which relates to Consumer Products and refinance the remaining balances using proceeds from a New Credit Agreement. The terms of such New Credit Agreement are currently being negotiated. The Company expects to incur an extraordinary charge upon the refinancing of the Credit Facility and Term Loan which primarily will represent the accelerated amortization of unamortized debt issuance costs which were $2.4 million at September 30, 1995.

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

Assuming the sale of the Consumer Products business is consummated and the Company is able to extend and/or refinance the Credit Agreement and complete the Exchange Offer, the Company believes that funds generated from operations along with the funds available under a credit facility will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that cash interest becomes payable by the Company under the Deferred Coupon Notes). There can be no assurance that the Company will be able to pay cash interest on the Deferred Coupon Notes commencing in June 1999 or that the Company will be able to refinance the Deferred Coupon Notes.

DISCUSSION OF CASH FLOWS

For the 1996 first quarter, the Company's continuing operations provided $.9 million of cash flow from operations . Cash flow used for investments totaled $.9 million, the majority of which related to capital expenditures. Financing activities used approximately $2.6 million of cash flow as the Company decreased amounts outstanding under its revolving credit facilities of $1.5 million and paid a $1.0 million principal payment under its term loan.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       a.  Exhibit 27 - Financial Data Schedule
       b. There was a report on Form 8-K filed on September 5, 1995 which reported the issuance by the Company of a press release issued with respect to the intended sale of Consumer Products.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WAXMAN INDUSTRIES, INC.
                                     ___________________________________
                                                 Registrant



Date:  November 13, 1995
                                     By:        Andrea Luiga
                                     ___________________________________
                                                Andrea Luiga
                                     Chief Financial Officer (principal
                                      financial and accounting officer)