Form 10-Q
period 1995-12-31
WAXMAN INDUSTRIES INC
filed 1996-02-12
CIK 105096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FROM          TO



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


       Yes X     No
          ---      ---
9,522,083 shares of Common Stock, $.01 par value, and 2,215,079 shares of Class B Common Stock, $.01 par value, were issued and outstanding as of February 7, 1996.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                     PAGE
                                                                     ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item I.  Financial Statements (Unaudited)

   Condensed Consolidated Statements of Income
   for the Six Months and Three Months Ended
   December 31, 1995 and 1994                                         3

   Condensed Consolidated Balance Sheets as of
   December 31, 1995 and June 30, 1995                              4-5

   Condensed Consolidated Statements of Cash
   Flows for the Six Months Ended December 31, 1995
   and 1994                                                           6

   Notes to Condensed Consolidated Financial
   Statements                                                       7-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       9-13

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders         14

Item 5.  Other Information                                           14

Item 6.  Exhibits and Reports on Form 8-K                            15


SIGNATURES
----------

EXHIBIT INDEX
-------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

      For the Six Months and Three Months Ended December 31, 1995 and 1994

                     (In Thousands, Except Per Share Data)

                                         Six Months Ended    Three Months Ended
                                           December 31,            December 31,
                                      --------------------    --------------------
                                         1995        1994        1995        1994
                                      --------    --------    --------     -------
Net sales                              $83,385     $76,519     $43,093     $39,426

Cost of sales                           56,031      51,577      28,842      26,418
                                        ------      ------      ------     -------

Gross profit                            27,354      24,942      14,251      13,008

Operating expenses                      20,258      18,491      10,159       9,355
                                        ------      ------      ------     -------

Operating income                         7,096       6,451       4,092       3,653

Other income, net                          379         569          34         297

Interest expense, net                   10,261       9,669       5,137       4,940
                                        ------      ------      ------     -------

Loss from continuing operations
  before income taxes                   (2,786)     (2,649)     (1,011)       (990)

Provision for income taxes                 188         100          46          50
                                        ------      ------      ------     -------

Loss from continuing operations         (2,974)     (2,749)     (1,057)     (1,040)

Income from discontinued
  operations, net of tax                     -       1,214           -          57
                                        ------      ------      ------     -------


Net loss                               $(2,974)    $(1,535)    $(1,057)    $  (983)
                                       =======     =======     =======     =======


Primary and fully diluted earnings
  (loss) per share:

  From continuing operations           $  (.25)    $  (.24)    $  (.09)    $  (.09)

  From discontinued operations              -          .11         -           .01
                                       -------     -------     -------     -------


  Net loss                             $  (.25)    $  (.13)    $  (.09)    $  (.08)
                                       =======     =======     =======     =======

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      December 31, 1995 and June 30, 1995

                                 (In Thousands)

                                     ASSETS



                                         December 31,   June 30,
                                            1995           1995
                                         (Unaudited)    (Audited)
                                          ----------    ---------
CURRENT ASSETS:
  Cash                                     $  1,585     $  1,496
  Accounts receivable, net                   23,110       22,346
  Inventories                                38,541       38,436
  Prepaid expenses                            1,825        1,956
  Net assets of discontinued operations      51,426       53,865
                                            -------      -------
    Total current assets                    116,487      118,099
                                            -------      -------

PROPERTY AND EQUIPMENT:
  Land                                        1,179        1,097
  Buildings                                   9,766        9,645
  Equipment                                  15,907       14,781
                                            -------      -------
                                             26,852       25,523
  Less accumulated depreciation
   and amortization                         (13,845)     (12,641)
                                            -------      -------
  Property and equipment, net                13,007       12,882
                                            -------      -------

COST OF BUSINESSES IN EXCESS OF
  NET ASSETS ACQUIRED, NET                   15,891       16,131

OTHER ASSETS                                 13,267       13,548
                                            -------      -------
                                           $158,652     $160,660
                                            =======      =======





     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      December 31, 1995 and June 30, 1995

                    (In Thousands, Except Per Share Amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             December 31,               June 30,
                                                                1995                     1995
                                                             (Unaudited)               (Audited)
                                                             -----------               ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                          $  4,405                  $  4,424
  Senior Secured Notes                                         38,842                    38,786
  Accounts payable                                             16,725                    16,258
  Accrued liabilities                                           3,005                     3,875
                                                              -------                   -------
    Total current liabilities                                  62,977                    63,343
                                                              -------                   -------


LONG-TERM DEBT, NET OF CURRENT PORTION                         51,726                   54,089

SENIOR SECURED DEFERRED COUPON NOTES                           58,645                   54,875

SENIOR SUBORDINATED NOTES                                      48,750                   48,750


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                            -                        -
  Common stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,522
     at December 31, 1995 and 9,495 at
     June 30, 1995                                                 95                       95
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,215
     at December 31, 1995 and 2,217 at
     June 30, 1995                                                 23                       23
  Paid-in capital                                              21,123                   21,098
  Retained deficit                                            (84,372)                 (81,398)
                                                              -------                 --------
                                                              (63,131)                 (60,182)

  Cumulative currency translation adjustments                    (315)                    (215)
                                                              -------                 --------


    Total stockholders' equity (deficit)                      (63,446)                 (60,397)
                                                              -------                 --------

                                                             $158,652                 $160,660
                                                              =======                  =======




     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              For the Six Months Ended December 31, 1995 and 1994

                                 (In Thousands)

                                                                        1995                     1994
                                                                     ---------                ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
 Loss from continuing operations                                     $ (2,974)                $ (2,749)
 Adjustments to reconcile loss
  from continuing operations to
  net cash provided by continuing
  operations:
    Non-cash interest                                                   3,645                    3,285
    Depreciation and amortization                                       2,570                    2,396
    Changes in assets and liabilities:
    Increase in accounts receivable, net                                 (764)                  (1,361)
    Increase in inventories                                              (105)                  (1,915)
    Decrease in prepaid expenses                                          131                       22
    Increase in accounts payable                                          467                    2,069
    Decrease in accrued liabilities                                      (870)                  (1,078)
                                                                      -------                  -------

       Net Cash Provided by Continuing
       Operations                                                       2,100                      669

    Income from discontinued operations                                     -                    1,214
    Change in net assets of
      discontinued operations                                           2,439                       51
    Other, net                                                           (100)                      13
                                                                     --------                  -------

       Net Cash Provided by Operating
       Activities                                                       4,439                    1,947
                                                                     --------                  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
 Capital expenditures, net                                             (1,375)                  (1,586)
 Change in other assets                                                  (609)                     (78)
                                                                      -------                  -------

       Net Cash Used in Investing Activities                           (1,984)                  (1,664)
                                                                      -------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
 Issuance of common stock                                                  25                        -
 Net repayments under credit agreements                                (1,079)                     (71)
 Repayments of long-term debt                                            (312)                    (185)
 Repayment of term loan                                                (1,000)                       -
                                                                       ------                  -------

       Net Cash Used in Financing Activities                           (2,366)                    (256)
                                                                      -------                  -------

NET INCREASE IN CASH                                                       89                       27

BALANCE, BEGINNING OF PERIOD                                            1,496                      981
                                                                      -------                  -------

BALANCE, END OF PERIOD                                               $  1,585                 $  1,008
                                                                      =======                  =======


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


                               December 31, 1995


Note 1 - Basis of Presentation
         ---------------------

The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the "Company"). The condensed consolidated statements of income for the six months and three months ended December 31, 1995 and 1994, the condensed consolidated balance sheet as of December 31, 1995 and the condensed consolidated statements of cash flows for the six months ended December 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1995 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 as amended on Form 10-K/A and 10-K/A-1 filed with the Securities and Exchange Commission on October 11 and November 2, respectively.

Certain previously reported amounts have been reclassified to conform with the current presentation, including a restatement to reflect the discontinued operations of Waxman Consumer Products Group Inc. ("Consumer Products").

Note 2 - Business
         --------

The Company believes that it is one of the leading suppliers of plumbing products to the repair and remodeling market in the United States. The Company distributes plumbing, electrical and hardware products to over 50,000 customers in the United States, including plumbing and electrical repair and remodeling contractors and independent retailers.

Note 3 - Discontinued Operations
         -----------------------

As previously announced in August 1995, the Company decided to sell its Consumer Products business and in the same month entered into a letter of intent, which subsequently expired, to sell the business for $50 million in cash. On February 6, 1996, the Company announced that although it is still pursuing the sale of Consumer Products, due to the weakening retail environment, management is less optimistic that the sale will be consummated in the near future at a satisfactory price level. See "Liquidity and Capital Resources" for a further discussion of Consumer Products. Consumer Products is reported as a discontinued operation and the condensed consolidated financial statements have been reclassified to report separately Consumer Products' net assets and results of operations.

Note 4 - Earnings Per Share
         ------------------

Primary and fully diluted earnings per share have been computed based on the weighted average number of shares outstanding which totaled 11,737 and 11,712 for the six months and three months ended December 31, 1995 and 1994, respectively. Fully diluted earnings per share is considered to be the same as primary earnings per share as the effect of the common stock equivalents would be antidilutive.

Note 5 - Income Taxes
         ------------

In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is currently unable to recognize any income tax benefit relating to the loss from continuing operations. The tax provision for the six months and three months ended December 31, 1995 represents a provision for state and foreign taxes.

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

Note 6 - Impact of New Accounting Standards
         ----------------------------------

The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation." Management is currently evaluating the impact, if any, the adoption of SFAS No. 121 and SFAS No. 123 will have on the financial statements. Management expects to adopt SFAS No. 121 and SFAS No. 123 when practical, but no later than the first quarter of fiscal 1997.

Note 7 - Supplemental Cash Flow Information
         ----------------------------------

Cash payments during the six months ended December 31, 1995 and 1994 included income taxes of $486 and $366 and interest of $8,825 and $8,620, respectively.

Note 8 - Subsequent Event
         ----------------

On February 2, 1996, the Company and its indirect wholly-owned subsidiary Barnett Inc. ("Barnett") jointly announced that Barnett filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering (Offering) of 6,552,000 common shares (7,207,200 if the underwriters' over-allotment option is exercised in full) of Barnett to be sold by Barnett and Waxman USA Inc., a wholly-owned subsidiary of the Company. It is currently estimated that the Offering price will be between $12 and $14 per share with anticipated net proceeds estimated to be approximately $73 million to $85 million ($80 million to $93 million if the underwriters' over-allotment option is exercised in full). The Offering will be lead managed by William Blair & Company and Alex. Brown & Sons Incorporated.

A registration statement relating to the Offering of Barnett's common stock has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

The anticipated net proceeds of the Offering will be used primarily to reduce indebtedness of both Barnett and Waxman including retirement of near-term debt maturities. See "Liquidity and Capital Resources" for a further discussion of the use of proceeds from the Offering.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
             Condition and Results of Operations
             -----------------------------------

Six Months Ended December 31, 1995 Compared with
------------------------------------------------
Six Months Ended December 31, 1994
----------------------------------

A. Results of Operations
   ---------------------

Net Sales
---------

Consolidated net sales for the first six months of fiscal 1996 were $83.4 million, compared to $76.5 million for the first six months of fiscal 1995, an increase of 9.0 percent. The net sales increase is primarily the result of the continued growth of Barnett. Barnett's net sales increased 15.8 percent to $60.5 million in the first half of fiscal 1996 from $52.2 million in the first half of fiscal 1995. Included in Barnett's current period results are $0.9 million of direct shipments accounted for in previous periods as contributed margin products. On a comparable period to period basis, Barnett's sales increase is approximately 14.1 percent. Most of Barnett's growth can be attributed to increased sales by existing telesalespersons and the addition of new telesalespersons compared to the prior year. Also contributing to Barnett's sales increase, to a lesser extent, is an increase in the total number of products offered by Barnett compared to the prior year. These increases were partially offset by decreases in net sales of $1.4 million, or
5.8 percent, from the Company's other operations.

Gross Profit
------------

Consolidated gross profit margin increased slightly to 32.8 percent of net sales from 32.6 percent in the prior year. The increase is due mainly to improved performance at a Mexican subsidiary. Barnett's gross profit decreased from 34.0 percent in the first six months of fiscal 1995 to 33.5 percent in the current period as a result of the increased revenues from the above mentioned direct ship programs. Excluding the effect of the direct shipments, consolidated gross profit increased to 33.2 percent of net sales and Barnett's gross profit remained constant between periods.

Operating Expenses
------------------

Consolidated operating expenses for the first half of fiscal 1996 were $20.3 million, an increase from $18.5 million in fiscal 1995. This increase of $1.8 million is primarily driven by Barnett, which represents $1.5 million of the
increase.   Consolidated operating expenses as a percentage of sales increased only slightly to 24.3 percent in fiscal 1996 versus 24.2 percent in the prior year. Barnett's operating expenses, however, decreased as a percentage of sales to 21.1 percent in the first six months of fiscal 1996 versus 21.6 percent in the same period last year. This is primarily due to the inclusion of direct ship sales in net sales this period and the leveraging of fixed costs over a larger sales base. Barnett's decrease in operating expenses as a percentage of sales was slightly offset by Waxman's other operations.

Interest Expense
----------------

The Company's total interest expense of $13.3 million for the first six months of fiscal 1996, which includes $10.3 million of interest expense from continuing operations, increased from the $12.6 million of total interest expense from the prior year, which includes $9.7 million from continuing operations. Average borrowings outstanding (including discontinued operations) increased from $197.6 million in the first half of fiscal 1995 to $206.1 in the first half of fiscal 1996. The increase in average borrowings outstanding is primarily due to debt service requirements which includes interest payments and the accretion of the Company's Senior Secured Deferred Coupon Notes. Interest expense of $3.0 million for the fiscal 1996 first half was allocated to discontinued operations based on debt which was specifically attributed to the discontinued operations. This expense has been charged against the reserve for loss on disposal which was recorded in the fiscal 1995 fourth quarter.
Interest expense of $2.9 million is included in the income from discontinued operations for the first six months of fiscal 1995.

Income Taxes
------------

In accordance with the provisions of SFAS 109, the Company is unable to benefit from losses in the current year. The Company has approximately $75 million of available domestic net operating loss carryforwards which expire through 2010, the benefit of which has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

Discontinued Operations
-----------------------

The loss from discontinued operations for the fiscal 1996 first half of $1.0 million has been charged against the reserve for loss on disposal which was recorded in the fourth quarter of fiscal 1995. The income from discontinued operations totaled $1.2 million, or $.11 per share, in the fiscal 1995 first half. The 1995 six months results were positively impacted by the expansion of the Consumer Products business with several of its large customers while the current period has been impacted primarily by a weak retail environment.

Three Months Ended December 31, 1995 Compared with
--------------------------------------------------
Three Months Ended December 31, 1994
------------------------------------

A. Results of Operations
   ---------------------

Net Sales
---------

Consolidated net sales for the second quarter of fiscal 1996 were $43.1 million, compared to $39.4 million in the second quarter of fiscal 1995, an increase of 9.3 percent. The net sales increase is primarily the result of the continued growth of Barnett. Barnett's net sales increased 18.2 percent to $31.6 million in the second quarter of fiscal 1996 from $26.8 million in the second quarter of fiscal 1995. Included in Barnett's current period results are $0.9 million of direct shipments accounted for in previous periods as contributed margin products. On a comparable period to period basis, Barnett's sales increase for the quarter is approximately 14.8 percent. Most of Barnett's growth can be attributed to increased sales by existing telesalespersons, the addition of new telesalespersons compared to the prior year and an increase in the total number of products offered by Barnett. This increase was partially offset by decreases in net sales for the quarter of $1.2 million, or 9.5 percent from the Company's other operations.

Gross Profit
------------

Consolidated gross profit margin increased slightly to 33.1 percent of net sales from 33.0 percent in the prior year. The increase is due mainly to improved performance at a Mexican subsidiary. Barnett's gross profit decreased from 34.2 percent for the second quarter of fiscal 1995 to 33.7 percent in the current quarter as a result of the increased revenues from the above mentioned direct ship programs. Excluding the effect of the direct shipments, consolidated gross profit increased to 33.8 percent of net sales and Barnett's gross profit increased to 34.6 percent of net sales.

Operating Expenses
------------------

Consolidated operating expenses for the second quarter of fiscal 1996 were $10.2 million, an increase from $9.4 million in fiscal 1995. Operating expenses as a percentage of sales, however, decreased slightly to 23.6 percent in fiscal 1996 versus 23.7 percent in the prior year. Barnett's operating expenses decreased as a percentage of sales from 21.4 percent in fiscal 1995 to
20.2 percent this quarter due mainly to
the inclusion of direct sales in net sales and the leveraging of fixed costs over a larger sales base.

Interest Expense
----------------

The Company's total interest expense of $6.7 million for the second quarter of fiscal 1996, which includes $5.1 million of interest expense from continuing operations, increased from $6.4 million of total interest expense in the prior year, which includes $4.9 million from continuing operations. The increase in interest expense is primarily due to debt service requirements which includes the accretion of the Company's Senior Secured Deferred Coupon Notes. Interest expense of $1.6 million for the fiscal 1996 second quarter was allocated to discontinued operations based on debt which was specifically attributed to the discontinued operations. This expense has been charged against the reserve for loss on disposal which was recorded in the fiscal 1995 fourth quarter.
Interest expense of $1.5 million is included in the income from discontinued operations for the second quarter of fiscal 1995.

Discontinued Operations
-----------------------

The loss from discontinued operations for the fiscal 1996 second quarter of $0.7 million has been charged against the reserve for loss on disposal which was recorded in the fourth quarter of fiscal 1995. The income from discontinued operations totaled $0.1 million, or $.01 per share, in the fiscal 1995 second quarter. The fiscal 1995 second quarter results were positively impacted by the expansion of the Consumer Products business with several of its large customers while the current results have been impacted primarily by a weak retail environment.

B.    Liquidity and Capital Resources
      -------------------------------

One of the primary goals of management is to improve the capital structure of the Company thereby creating a structure that will better support the long-term growth of the Company and generally provide the Company with greater operating and financial flexibility.

On August 28, 1995, the Company entered into a letter of intent, which subsequently expired, for the sale of the Consumer Products business, together with certain supporting operations and certain home center accounts currently serviced by Barnett, to a group consisting of HIG Capital Management ("HIG") of Miami, Florida along with certain members of Consumer Products' existing management team for an aggregate cash purchase price of $50 million plus other consideration which would give the Company approximately a 25 percent economic interest in Consumer Products on a going-forward basis. While the sale of the Consumer Products business is still being pursued, a weakening retail environment has caused management to be less optimistic regarding the completion of the sale in the near future at a satisfactory price level. Although the sale of Consumer Products will be a challenge to complete in this difficult retail environment, management continues to monitor the situation. There can be no assurance that the Company will be able to consummate the sale of Consumer Products or as to the terms and conditions of any such sale so consummated. The Company intends to continue pursuing the sale of Consumer Products in the event that the transaction with HIG is not consummated.

Management is also pursuing other distinct strategic alternatives. As announced on February 2, 1996, Barnett, an indirect wholly-owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of 6,552,000 common shares (7,207,200 if the underwriters' over-allotment option is exercised in full) of Barnett Inc. ("Barnett IPO"). It is currently estimated that the Barnett IPO price will be between $12 and $14 per share with anticipated net proceeds estimated to be approximately $73 million to $85 million ($80 million to $93 million if the underwriters' over-allotment option is exercised in full). The anticipated net proceeds of the Barnett IPO will be used primarily to reduce indebtedness of both Barnett and Waxman.

The terms of the Company's 12-1/4 percent and Floating Rate Senior Secured Notes due 1998 (the "Senior Secured Notes") require mandatory sinking fund payments of $17 million on each of September 1, 1996 and September 1, 1997. Management's current projections indicate that there will not be sufficient cash flows from operations to make the September 1, 1996 sinking fund payment. The terms of the Senior Secured Notes require the Company to offer to purchase the Senior Secured Notes at a redemption price of 102 percent of the principal amount thereof plus accrued interest with the net cash proceeds from certain asset sales. The Company intends to use the net proceeds from the sale of Consumer Products or the Barnett IPO to offer to purchase the Senior Secured Notes at 102 percent of the principal amount thereof plus accrued interest and, to the extent the Senior Secured Notes are not tendered pursuant to such offer to purchase or if such offer to purchase is not made, defease such Senior Secured Notes pursuant to the terms of the Senior Secured Notes Indenture. The terms of the Company's existing credit agreement require the net cash proceeds from the Consumer Products sale or the Barnett IPO be used to prepay amounts owing thereunder. Accordingly, in connection with the sale of Consumer Products or the Barnett IPO, the Company intends to use the cash proceeds from any such transaction not used to retire the Senior Secured Notes to repay amounts due under the credit agreement and/or refinance the remaining balance due under the credit agreement using proceeds from a new secured credit facility (the "New Credit Agreement"). If the Company is not able, prior to September 1, 1996, to enter into the New Credit Agreement and sell Consumer Products or complete the Barnett IPO for sufficient net cash proceeds to retire the Senior Secured Notes and, together with borrowings under the New Credit Agreement, to pay all amounts owing under the credit agreement, the Company will have to obtain a significant infusion of funds either through an additional debt financing transaction or the sale of equity and/or assets prior to September 1, 1996. There can be no assurance any such transaction or sale will be able to be consummated prior to September 1, 1996 or as to the terms and conditions of any such transaction or sale which may be so consummated. If the Company is not otherwise able to make the September 1, 1996 sinking fund payment, there would be an event of default under the indenture which the Senior Secured Notes were issued, which event of default could result in the holders of the Senior Secured Notes foreclosing upon the collateral securing the Senior Secured Notes. Such an event of default would also cause an event of default under all of the Company's other outstanding indebtedness as well as under the credit agreement.

The Company, through its wholly-owned subsidiary, Waxman USA Inc. currently intends to offer to exchange for $48.75 million principal amount of the Company's outstanding 13-3/4 percent Senior Subordinated Notes due 1999 (the "Senior Subordinated Notes"), a like principal amount of Waxman USA Senior Subordinated Notes due 2001 (the "Exchange Securities") and in connection therewith to solicit consent to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued (the "Exchange Offer"). Although the terms of the Exchange Offer have not been finalized, the Company expects that the Exchange Offer, if consummated, will decrease the Company's cash interest burden and will extend the maturity of the Senior Subordinated Notes exchanged in the Exchange Offer by several years. It is currently contemplated that the Exchange Securities will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration of an applicable exemption from such registration requirements. There can be no assurance that the Company will be successful in obtaining the consents of the requisite holders of the Senior Subordinated Notes necessary to effectuate the Exchange Offer. In addition, it is contemplated that consummation of the Exchange Offer will be subject to the satisfaction of certain conditions, including the sale of Consumer Products or the completion of the Barnett IPO, as well as the Company entering into a New Credit Agreement.

As part of the May 1994 financial restructuring, the Company's indirect subsidiaries Barnett, Consumer Products, and WOC Inc. (the "Operating Companies") entered into a $55 million four-year, secured credit facility with an affiliate of Citibank, N.A., as agent for certain financial institutions. The secured credit facility, which has an initial term of three years, will be extended for an additional year if the Company's Senior Secured Notes have been repaid on or before March 1997. The secured credit facility is subject to borrowing base formulas and prohibits dividends and distributions by the Operating Companies except in certain limited instances. At December 31, 1995, availability under the secured credit facility totaled approximately $3.7 million.

Also, as part of the May 1994 financial restructuring, the Operating Companies entered into a $15.0 million three-year term loan with Citibank, N.A., as agent for certain financial institutions. The term loan will be required to be prepaid if a refinancing is completed which is sufficient to retire the Senior Subordinated Notes, the Senior Secured Notes and the term loan. Principal payments on the term loan of $1.0 million each are required quarterly. At December 31, 1995, $12.0 million remained outstanding under the term loan.

In September 1995, the Company entered into an amendment to the credit agreement and term loan which amended certain definitions contained therein to eliminate the impact of the expected loss on disposal of Consumer Products, as well as a warehouse closure charge from the financial covenant calculations. In addition, the amendment modified certain financial covenants to provide that future compliance will not be negatively impacted by the results of Consumer Products. However, if the sale of Consumer Products is consummated, the Company intends to repay the portion of the credit agreement which relates to Consumer Products and refinance the remaining balance using proceeds from a New Credit Agreement. If the Barnett IPO is consummated, the Company intends to repay the portion of the credit agreement which relates to Barnett, as well as the term loan and refinance the remaining balance using proceeds from a New Credit Agreement. The terms of such New Credit Agreement are currently being negotiated. The Company expects to incur an extraordinary charge upon the refinancing of the credit facility and term loan which primarily will represent the accelerated amortization of unamortized debt issuance costs which were $2.3 million at December 31, 1995.

The Company does not have any commitments to make substantial capital expenditures. Subject to the availability of working capital, the Company currently contemplates opening two to four Barnett distribution centers over the next twelve months. The average cash cost to open a Barnett warehouse is approximately $0.6 million, including $300,000 for inventory and $300,000 for fixed assets, leasehold improvements and start-up costs.

Assuming the sale of the Consumer Products business or the completion of the Barnett IPO is consummated and the Company is able to extend and/or refinance the credit agreement and complete the Exchange Offer, the Company believes that funds generated from operations along with the funds available under a new credit facility will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that cash interest becomes payable by the Company under the Deferred Coupon Notes). There can be no assurance that the Company will be able to pay cash interest on the Deferred Coupon Notes commencing in December 1999 or that the Company will be able to refinance the Deferred Coupon Notes.

Discussion of Cash Flows

For the fiscal 1996 six month period, the Company's continuing operations provided $2.1 million of cash flows from operations. Cash flows used for investments totaled $2.0 million, the majority of which related to capital expenditures. Financing activities used approximately $2.4 million of cash flows as the Company decreased amounts outstanding under its revolving credit facilities by $1.1 million and paid a $1.0 million principal payment under its term loan.

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Three proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders of the Company held on November 27, 1995. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes as to each such proposal, are set forth below.

A vote by ballot was taken at the Annual Meeting for the election of six directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors are elected and qualified. The aggregate numbers of shares of Common Stock (a) voted in person or by proxy for each nominee or (b) with respect to which proxies were withheld for each nominee, were as follows:

   Nominees                                    For                       Withheld
   --------                                -----------                  ----------
Melvin Waxman                              28,239,958                     389,873
Armond Waxman                              28,233,668                     396,163
William R. Pray                            28,229,936                     399,895
Samuel J. Krasney                          28,255,113                     374,718
Judy Robins                                28,238,368                     391,463
Irving Z. Friedman                         28,260,913                     368,918

A vote by ballot was taken at the Annual Meeting to consider the shareholder proposal concerning limitations on executive compensation. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, were as follows:

              For                            Against                      Abstain          Broker Non-Votes
           ---------                       ----------                   ----------       --------------------
           2,888,346                       22,784,690                     46,067                2,910,728

A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ending June 30, 1996. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, were as follows:

               For                           Against                      Abstain           Broker Non-Votes
           ----------                      -----------                  ----------        --------------------
           28,339,762                        166,477                      33,182                 90,410

The foregoing proposals are described more fully in the Company's definitive proxy statement dated October 30, 1995, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 5.    Other Information
           -----------------

            Note 8 in Part I is incorporated by reference herein.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           a.  See Exhibit 27.

           b.  There were no reports on Form 8-K filed during the quarter.


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1995, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WAXMAN INDUSTRIES, INC.
                                        -----------------------
                                        Registrant
February 12, 1996                                        /s/ Andrea Luiga
                                                     By:_____________________
                                                        Andrea Luiga
                                                        Chief Financial Officer
                                                        (principal financial and
                                                        accounting officer)

                                EXHIBIT INDEX
                                -------------


EXHIBIT         DESCRIPTION                             PAPER (P) OR
-------         -----------                             ------------
NUMBER                                                  ELECTRONIC (E)
------                                                  --------------

(27)            Financial Data Schedule (submitted
                to the Securities and Exchange
                Commission in Electronic Format)               E