Form 10-Q
period 1996-03-31
WAXMAN INDUSTRIES INC
filed 1996-05-09
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                                             --------------

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FROM            TO


Commission File Number 0-5888

                             WAXMAN INDUSTRIES, INC.
                             -----------------------
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

                                 (216) 439-1830
                                 --------------
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           Yes    X          No
                               -------          -------

9,559,586 shares of Common Stock, $.01 par value, and 2,205,138 shares of Class B Common Stock, $.01 par value, were outstanding as of May 8, 1996.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                           PAGE
                                                                           ----


PART 1.  FINANCIAL INFORMATION
- -------  ---------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Income for the
            Nine Months and Three Months Ended March 31, 1996
            and 1995...............................................           3

            Condensed Consolidated Balance Sheets as of
            March 31, 1996 and June 30, 1995.......................         4-5

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31, 1996 and
            1995...................................................           6

            Notes to Condensed Consolidated Financial
            Statements.............................................         7-9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10-15


PART II. OTHER INFORMATION
- --------------------------

Item 5.  Other Information.........................................          16

Item 6.  Exhibits and Reports on Form 8-K..........................          16


SIGNATURES
- ----------


EXHIBIT INDEX
- -------------

PART 1.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (UNAUDITED)

       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Nine Months Ended            Three Months Ended March
                                                                              March 31,                           31,
                                                                        ---------------------          ------------------------
                                                                        1996             1995             1996            1995
                                                                        ----             ----             ----            ----

Net sales                                                          $175,477         $177,162        $ 58,542         $ 58,767

Cost of sales                                                       123,239          115,412          46,113           38,486
                                                                    -------          -------         -------          -------

Gross profit                                                         52,238           61,750          12,429           20,281

Operating expenses                                                   48,728           45,908          18,448           15,562
                                                                    -------          -------         -------          -------

Operating income (loss)                                               3,510           15,842          (6,019)           4,719

Interest expense, net                                                19,934           19,096           6,608            6,538
                                                                    -------          -------         -------          -------

Loss before income taxes and reversal of
  loss on disposal of discontinued
  operations                                                        (16,424)          (3,254)        (12,627)          (1,819)

Provision for income taxes                                              296              150             108               50
                                                                    -------          -------         -------          -------

Loss before reversal of loss on disposal
  of discontinued operations                                        (16,720)          (3,404)        (12,735)          (1,869)

Reversal of loss on disposal of
  discontinued operations                                            11,000              -            11,000              -
                                                                    -------          -------          ------          -----

Net loss                                                           $ (5,720)        $ (3,404)       $ (1,735)        $ (1,869)
                                                                    =======          =======         =======          =======

Per common share:

Loss before reversal of loss on disposal
  of discontinued operations                                       $  (1.42)        $  (0.29)         (1.08)         $  (0.16)

Reversal of loss on disposal of
  discontinued operations                                              0.93              -              0.93              -
                                                                   --------          -------        --------          -----

Net loss                                                           $  (0.49)        $  (0.29)       $  (0.15)        $  (0.16)
                                                                   ========         ========        ========         ========

Average shares outstanding                                           11,737           11,712          11,737           11,712
                                                                    =======          =======         =======          =======

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1996 AND JUNE 30, 1995

                                 (IN THOUSANDS)

                                     ASSETS




                                                  March 31,           June 30,
                                                    1996                1995
                                                 (Unaudited)         (Audited)
                                                 -----------         ---------
CURRENT ASSETS:
  Cash                                            $  1,661          $  2,106
  Accounts receivable, net                          36,378            34,989
  Inventories                                       67,003            73,462
  Prepaid expenses                                   5,187             4,948
                                                   -------           -------
    Total current assets                           110,229           115,505
                                                   -------           -------

PROPERTY AND EQUIPMENT:
  Land                                               1,589             1,520
  Buildings                                         13,936            13,573
  Equipment                                         20,867            19,431
                                                   -------           -------
                                                    36,392            34,524
  Less accumulated depreciation
 and amortization                                  (18,780)          (16,364)
                                                   -------           -------
  Property and equipment, net                       17,612            18,160

COST OF BUSINESSES IN EXCESS
  OF NET ASSETS ACQUIRED, NET                       23,472            24,010

OTHER ASSETS                                        16,507            14,369
                                                   -------           -------
                                                  $167,820          $172,044
                                                   =======           =======





     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1996 AND JUNE 30, 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          March 31,            June 30,
                                                                            1996                 1995
                                                                         (Unaudited)           (Audited)
                                                                         -----------           ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                                       $   5,861            $   6,128
  Senior Secured Notes                                                       38,871               38,786
  Accounts payable                                                           24,271               21,892
  Accrued liabilities                                                         5,767                6,935
                                                                           --------             --------
      Total current liabilities                                              74,770               73,741
                                                                           --------             --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                       50,099               55,075

SENIOR SECURED DEFERRED COUPON NOTES                                         60,626               54,875

SENIOR SUBORDINATED NOTES                                                    48,750               48,750

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                          -                    -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,532
    at March 31, 1996 and 9,495 at June 30, 1995                                 95                   95
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,374
     at March 31, 1996 and 2,386 at June 30, 1995                                23                   23
  Paid-in capital                                                            21,123               21,098
  Retained deficit                                                          (87,118)             (81,398)
                                                                            -------              -------
                                                                            (65,877)             (60,182)
  Cumulative currency translation adjustments                                  (548)                (215)
                                                                            -------              -------

    Total stockholders' equity (deficit)                                    (66,425)             (60,397)
                                                                            -------              -------
                                                                           $167,820             $172,044
                                                                            =======              =======


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                 (IN THOUSANDS)


                                                                              1996              1995
                                                                              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
  Net loss                                                                 $ (5,720)         $ (3,404)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Non-cash interest                                                       5,563             4,916
      Depreciation and amortization                                           7,054             6,454
  Changes in assets and liabilities:
   (Increase) in accounts receivable, net                                    (1,389)             (999)
    Decrease (Increase) in inventories                                        3,345            (3,572)
   (Increase) in prepaid expenses                                              (239)             (317)
    Increase (Decrease) in accounts payable                                   2,379              (888)
   (Decrease) Increase in accrued liabilities                                (1,168)              333
    Other items, net                                                           (333)             (258)
                                                                            -------          --------

      Net Cash Provided by Operating Activities                               9,492             2,265
                                                                            -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
  Capital expenditures, net                                                  (1,918)           (2,441)
  Change in other assets                                                     (2,793)           (1,338)
                                                                            -------           -------

      Net Cash (Used in) Investing Activities                                (4,711)           (3,779)
                                                                            -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
  Issuance of common stock                                                       25                 -
  Net (repayments) borrowings under credit agreements                        (1,825)            3,487
  Repayments of long-term debt                                                 (426)             (818)
  Repayments of term loan                                                    (3,000)           (1,000)
                                                                            -------           --------

      Net Cash (Used in) Provided
        by Financing Activities                                              (5,226)            1,669
                                                                            -------           -------

NET (DECREASE) INCREASE IN CASH                                                (445)              155

BALANCE, BEGINNING OF PERIOD                                                  2,106             2,026
                                                                            -------           -------
BALANCE, END OF PERIOD                                                     $  1,661          $  2,181
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

                                 MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. and its wholly-owned subsidiaries (the "Company"). The condensed consolidated statements of income for the nine months and three months ended March 31, 1996 and 1995, the condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1996 and for all periods presented. All adjustments made have been of a normal recurring nature excluding an $11.0 million charge recorded by the Consumer Products business described further in "Management's Discussion and Analysis". Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 as amended on Form 10-K/A and 10-K/A-1 filed with the Securities and Exchange Commission on October 11 and November 2, 1995, respectively.

Certain previously reported amounts have been reclassified to conform with the current period presentation, including the restatement of Consumer Products as a continuing operation as described in Note 6.

NOTE 2 - BUSINESS
         --------

The Company believes that it is one of the leading suppliers of plumbing products to the repair and remodeling market in the United States. Primarily through its Waxman Consumer Products Group Inc. ("Consumer Products") and Barnett Inc. ("Barnett") operations, the Company distributes plumbing, electrical and hardware products to over 50,000 customers in the United States, including plumbing and electrical repair and remodeling contractors, independent retailers and do-it-yourself (D-I-Y) retailers.

NOTE 3 - INCOME TAXES
         ------------

In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is currently unable to recognize any income tax benefit relating to its net loss. The tax provision for the nine months and three months ended March 31, 1996 represents a provision for state and foreign taxes.

At June 30, 1995, the Company had approximately $75.0 million of available domestic net operating loss carryforwards which will expire through 2010. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

The Company expects to recognize taxable income for the year ending June 30, 1996 as a result of the gain from the Barnett Public Offering as defined in Note
6. Any taxable income recognized in the fourth quarter will be offset by the current net operating loss carryforwards. Also as a result of the Barnett Public Offering, Barnett will no longer be included in the Company's consolidated tax return. Therefore, the Company's remaining net operating loss carryforwards will not be available to offset Barnett's taxable income after April 3, 1996, the consummation date of the Barnett Public Offering.

NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS
         ----------------------------------

The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will recognize a charge in the fourth quarter for the impairment of long-lived assets at Consumer Products and other certain smaller divisions. Management is currently evaluating the impact, if any, the adoption of SFAS No. 123 will have on the financial statements. Management expects to adopt SFAS No. 121 by June 30, 1996 and SFAS No. 123 when practicable, but no later than the first quarter of fiscal 1997.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the nine months ended March 31, 1996 and 1995 included income taxes of $0.7 million and $0.5 million and interest of $12.4 million and $12.3 million, respectively.

NOTE 6 - SUBSEQUENT EVENTS AND RELATED MATTERS
         -------------------------------------

In August 1995, the Company announced that it had decided to sell its Consumer Products business and entered into a letter of intent, which subsequently expired, which contemplated the sale of the Consumer Products business, together with certain supporting operations and certain home center accounts now serviced by Barnett, to a group consisting of HIG Capital Management of Miami, Florida along with certain members of Consumer Products' existing management team for an aggregate cash purchase price of $50 million plus other consideration which would have given the Company an approximate 25% economic interest in Consumer Products on a going-forward basis. As a result, Consumer Products was reported by the Company as a discontinued operation at June 30, 1995. Since the consummation of the Barnett Public Offering, described later in this note, the Company has ceased its efforts to sell Consumer Products and instead retains and continues to operate Consumer Products. Consequently, the Company reported Consumer Products' results as a continuing operation for the nine month period ended March 31, 1996. Prior periods have been restated to conform to the current period presentation.

On February 1, 1996, Barnett filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). On March 28, 1996, the registration statement with respect to the Barnett Public Offering was declared effective and on April 3, 1996, the Barnett Public Offering was consummated. In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $93.4 million. As of May 8, 1996, as a result of the Company's ownership of certain convertible non-voting preferred stock of Barnett, the Company beneficially owns approximately 49.9% of the Barnett Common Stock and approximately a 54% economic interest of the capital stock of Barnett.

Of the $48.5 million of net proceeds received by Barnett in the Barnett Public Offering, Barnett used (i) approximately $23.0 million to repay all of the outstanding indebtedness borrowed by it under the secured credit facility (the "Operating Companies Revolving Credit Facility") among Citicorp USA, Inc. as agent, and Barnett, Consumer Products and WOC Inc. ("WOC"), each a wholly-owned subsidiary of Waxman USA Inc. ("Waxman USA"), (ii) $22.0 million to pay a dividend evidenced by a note payable to Waxman USA, which funds were in turn distributed to the Company, and (iii) $3.5 million for working capital. The $44.9 million of net proceeds received by the Company from the Barnett Public Offering, together with payment from Barnett of the $22.0 million note payable described above, were, or will be, applied primarily to repay debt including (i) all of the $39.2 million principal amount of Waxman Industries' 12 1/4% Senior Secured Notes due 1998 and Floating Rate Senior Secured Notes due 1998 (collectively, the "Senior Secured Notes") plus accrued interest and redemption premium of approximately $1.7 million, thereby eliminating the mandatory sinking fund requirements relating to the Senior Secured Notes which were scheduled to commence in September 1996, and (ii) approximately $5.0 million of the $10.0 million outstanding indebtedness and accrued interest under the secured term loan (the "Term Loan") among Citibank, N.A., as agent, and Barnett, Consumer Products and WOC. The remaining net proceeds received by the Company (approximately $21.0 million) are intended to be used to (i) reduce additional outstanding indebtedness borrowed by Consumer Products or WOC under the Restated Credit Agreement, described later in this note, and/or (ii) retire the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and/or Waxman USA's 11 1/8% Senior Notes due 2001 (the "Exchange Notes") and/or (iii) reinvest in Consumer Products' and/or WOC's businesses.

On April 3, 1996, the Company, through its wholly-owned subsidiary Waxman USA consummated the previously announced offer to exchange $48.75 million principal amount of Exchange Notes for a like amount of the Company's outstanding 13 3/4% Senior Subordinated Notes ("Subordinated Notes") due 1999 and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Subordinated Notes were issued. Approximately $43.03 million of Subordinated Notes were exchanged. The Exchange Notes were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

In connection with the Barnett Public Offering, Waxman USA entered into an amendment and restatement of the Operating Companies Revolving Credit Facility and Term Loan (the "Restated Credit Agreement") to provide for, among other things, an approximate one-year secured credit facility providing for revolving credit advances of up to $25.0 million and term loans of up to $5.0 million ("Restated Term Loans") and a release of Barnett from such lending arrangements. As a result of the limited duration of the Restated Credit Agreement, the Company is currently negotiating with respect to a refinancing of such credit facility. Although the Company believes, based on discussions to date, that it will be able to refinance the Restated Credit Agreement before its expiration, there can be no assurance that it will be able to do so or as to the terms of any such refinancing it will be able to obtain.

Under current accounting pronouncements, the Company would account for its remaining interest in Barnett under the equity method of accounting, as the Company's voting interest will be less than 50%. However, the Financial Accounting Standards Board has issued an exposure draft (the "FASB Exposure Draft") on "Consolidated Financial Statements: Policy and Procedures," which, if adopted in substantially the same form as the FASB Exposure Draft, would require the Company to consolidate Barnett in the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

The Company has decided to retain the Consumer Products business, as described in Note 6, which was previously reported as a discontinued operation. As a result of this decision, the $11.0 million loss on disposal recorded at June 30, 1995 has been reversed for the nine months and three months ended March 31, 1996. Also, as a result of management's review of Consumer Products as a continuing operation, an $11.0 million charge, primarily for the carrying value of certain inventories and other capitalized assets, has been recorded by Consumer Products for the nine months and three months ended March 31, 1996 and is included in consolidated operating results. Additional charges may be recorded in the fourth quarter as further discussed in "Liquidity and Capital Resources".

                 NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                 ----------------------------------------------
                        NINE MONTHS ENDED MARCH 31, 1995
                        --------------------------------

RESULTS OF OPERATIONS
- ---------------------

Consolidated net sales for the first nine months of fiscal 1996 were $175.5 million, which reflects a slight decrease from the $177.2 million for the first nine months of fiscal 1995. Barnett's net sales increased 15.2% to $93.4 million for the current nine month period from $81.1 million for the nine month period of fiscal 1995. Included in Barnett's results are $2.1 million of direct shipments accounted for in previous periods as contributed margin products. On a comparable period to period basis, Barnett's net sales increase is approximately 13.6%. Most of Barnett's growth can be attributed to increased sales by existing telesalespersons, as well as the addition of telesalespersons compared to the prior year period. Also contributing to Barnett's sales increase is an increase in the total number of products offered by Barnett compared to the prior year. Barnett's net sales increases were more than offset by net sales decreases of the Consumer Products business, as well as decreases in the Company's other operations. Consumer Products' net sales decreased 17.4% to $47.1 million for the current nine month period from $57.0 million for the nine month period of fiscal 1995. The decrease in net sales is primarily attributable to the prior year results being positively impacted by the expansion of the business with several of its large customers while the current results have been negatively impacted by a weak retail environment. Net sales decreases in the Company's other operations were mainly driven by a sales reduction of low margin commodity-based items at one division.

Consolidated gross profit margin decreased to 29.8% of net sales for the nine months ended March 31, 1996 from 34.9% of net sales in the prior year. The decrease is primarily attributable to the Consumer Products business as a result of additional cost of goods sold charges of $7.5 million recorded in the current period related to certain inventory carrying costs, which are included in the $11.0 million charge described above. Also affecting the gross profit margin decreases for Consumer Products was a strong sales mix from the expansion of the business in fiscal 1995 and to a lesser extent, increased supplier costs in the current period. Barnett's gross profit decreased to 33.3% for the nine months ended March 31, 1996 from 34.1% for the same period last year as a result of the increased revenues from the above mentioned direct ship programs. Excluding the affect of the direct shipments, Barnett's gross profit margin decreased to 33.3% from 33.6% in the prior year period. The Company's other operations also experienced small decreases in gross profit margin partially offset by continued improved margins at a Mexican subsidiary.

Consolidated operating expenses for the first nine months of fiscal 1996 were $48.7 million, an increase of $2.8 million, or 6.1% over fiscal 1995. Operating expenses as a percentage of sales increased to 27.8% in fiscal 1996 from 25.9% for the same period last year. The increase in operating expenses is primarily a result of the current period charges recorded at the Consumer Products business of $3.0 million, which is included in the $11.0 million charge described above, partially offset by decreases in the Company's other operations. Barnett's operating expenses increased by $2.1 million to $19.6 million for the nine months ended March 31, 1996 from $17.5 million for the same period last year. Barnett's operating expenses as a percentage of sales decreased, however, to 21.0% in fiscal 1996 from 21.6% in fiscal 1995. This decrease is primarily due to the inclusion of direct ship sales in net sales this period and the leveraging of fixed costs over a larger sales base.

INTEREST EXPENSE AND INCOME TAXES
- ---------------------------------

The Company's total interest expense of $19.9 million for the first nine months of fiscal 1996 increased from the $19.1 million recorded last year. Average borrowings outstanding increased to $205.7 million for the nine months ended March 31, 1996 from $198.4 million for the same period last year. The increase in average borrowings outstanding is primarily due to additional borrowings to fund debt service requirements which include interest payments and the accretion of the Company's Deferred Coupon Notes.

In accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is currently unable to recognize any income tax benefit relating to its net loss. The tax provision for the nine months and three months ended March 31, 1996 represents a provision for state and foreign taxes. At June 30, 1995, the Company had approximately $75.0 million of available domestic net operating loss carryforwards which will expire through 2010. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations.

                 THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                 -----------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1995
                        ---------------------------------

RESULTS OF OPERATIONS
- ---------------------

Consolidated net sales for the third quarter of fiscal 1996 were $58.5 million which were relatively flat compared to the $58.8 million for the third quarter of fiscal 1995. Barnett's net sales increased 14.0% to $32.9 million for the third quarter of fiscal 1996 from $28.9 million for the third quarter of fiscal 1995. Included in Barnett's results are $0.9 million of direct shipments accounted for in previous periods as contributed margin products. On a comparable period to period basis, Barnett's net sales increase for the quarter is approximately 12.1%. Most of Barnett's growth can be attributed to increased sales by existing telesalespersons, as well as the addition of telesalespersons compared to the prior year period. Also contributing to Barnett's sales increase is an increase in the total number of products offered by Barnett compared to the prior year. Barnett's net sales increases for the quarter were offset by net sales decreases of the Consumer Products business, as well as decreases in the Company's other operations. Consumer Products' net sales decreased 13.7% to $14.8 million for the third quarter from $17.1 million for the same period last year. The decrease in net sales is primarily attributable to a weak retail environment. Net sales decreases in the Company's other operations were mainly driven by a sales reduction of low margin commodity-based items at one division.

Consolidated gross profit margin decreased to 21.2% of net sales for the quarter ended March 31, 1996 from 34.5% of net sales for the same period last year. The decrease is primarily attributable to the Consumer Products business as a result of additional cost of goods sold charges of $7.5 million recorded in the current period related to certain inventory carrying costs, which are included in the $11.0 million charge described earlier. Also affecting the gross profit margin decreases for Consumer Products, to a lesser extent, was increased supplier costs. Barnett's gross profit decreased to 33.0% for the quarter ended March 31, 1996 from 34.2% for the same period last year as a result of the increased revenues from the above mentioned direct ship programs. Excluding the effect of the direct shipments, Barnett's gross profit margin decreased to 33.0% of net sales for the quarter from 33.6% of net sales in the prior year period resulting from unfavorable product mix due to inclement weather conditions in the Northeastern United States in January 1996. The Company's other operations also experienced small decreases in gross profit margins.

Consolidated operating expenses for the third quarter of fiscal 1996 were $18.4 million, an increase of $2.9 million, or 18.6%, over fiscal 1995. Operating expenses as a percentage of sales increased to 31.5% in fiscal 1996 from 26.5% for the same period last year. The increase in operating expenses is primarily a result of the current period charges recorded at the Consumer Products business of $3.0 million, which is included in the $11.0 million charge described earlier, partially offset by decreases in the Company's other operations. Barnett's operating expenses increased to $6.8 million for the quarter ended March 31, 1996 from $6.2 million for the same period last year. Barnett's operating expenses as a percentage of sales decreased, however, to 20.8% in fiscal 1996 from 21.6% in fiscal 1995. This decrease is primarily due to the inclusion of direct ship sales in net sales this period and the leveraging of fixed costs over a larger sales base.

INTEREST EXPENSE
- ----------------

The Company's total interest expense of $6.6 million for the third quarter of fiscal 1996 increased slightly from the $6.5 million recorded last year. Average borrowings outstanding increased to $205.1 million for the fiscal 1996 third quarter from $200.2 million for the same period last year. The increase in average borrowings outstanding is primarily due to additional borrowings to fund debt service requirements which include interest payments and the accretion of the Company's Deferred Coupon Notes.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

On February 1, 1996, Barnett filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of its common stock. On March 28, 1996, the registration statement with respect to the Barnett Public Offering was declared effective and on April 3, 1996, the Barnett Public Offering was consummated. In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $93.4 million. As of May 8, 1996, as a result of the Company's ownership of certain convertible non-voting preferred stock of Barnett, the Company beneficially owns approximately 49.9% of the Barnett Common Stock and approximately a 54% economic interest of the capital stock of Barnett.

Of the $48.5 million of net proceeds received by Barnett in the Barnett Public Offering, Barnett used (i) approximately $23.0 million to repay all of the outstanding indebtedness borrowed by it under the Operating Companies Revolving Credit Facility, (ii) $22.0 million to pay a dividend evidenced by a note payable to Waxman USA, which funds were in turn distributed to the Company and
(iii) $3.5 million for working capital. The $44.9 million of net proceeds received by the Company from the Barnett Public Offering, together with payment from Barnett of the $22.0 million note payable described above, were, or will be, applied primarily to repay debt including (i) all of the $39.2 million principal amount of the Company's Senior Secured Notes plus accrued interest and redemption premium of approximately $1.7 million, thereby eliminating the mandatory sinking fund requirements relating to the Senior Secured Notes which were scheduled to commence in September 1996 and (ii) approximately $5.0 million of the $10.0 million outstanding indebtedness and accrued interest under the Term Loan. The remaining net proceeds received by the Company (approximately $21.0 million) are intended to be used to (i) reduce additional outstanding indebtedness borrowed by Consumer Products or WOC under the Restated Credit Agreement and/or (ii) retire the Company's Deferred Coupon Notes and/or Exchange Notes and/or (iii) reinvest in Consumer Products' and/or WOC's businesses.

The Company's business strategy includes reducing its leverage by the sale of selected assets and to refinance its remaining indebtedness whenever possible. In addition, the Company believes that the Barnett Public Offering will be beneficial to the growth and earnings potential of Barnett. In connection with the Barnett Public Offering and pursuant to the requirements of certain debt agreements, if the Company does not utilize the proceeds from the Barnett Public Offering pursuant to the terms described above, the Company will be required to repay its outstanding obligations under the Restated Credit Agreement.

On April 3, 1996, the Company, through its wholly-owned subsidiary Waxman USA consummated the previously announced offer to exchange $48.75 million principal amount of Exchange Notes for a like amount of the Company's outstanding Subordinated Notes and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Subordinated Notes were issued. Approximately $43.03 million of Subordinated Notes were exchanged. The Exchange Notes were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. The amendments to the Subordinated Note indenture eliminated virtually all of the restrictive covenants and events of defaults previously contained in such indenture. The Exchange Offer decreased the Company's cash interest burden and extended the maturity of the Subordinated Notes exchanged by several years.

In connection with the Barnett Public Offering, Waxman USA entered into the Restated Credit Agreement to provide for, among other things, the Restated Term Loans and a release of Barnett from such lending arrangements. As a result of the limited duration of the Restated Credit Agreement, the Company is currently negotiating with respect to a refinancing of such credit facility. Although the Company believes, based on discussions to date, that it will be able to refinance the Restated Credit Agreement before its expiration, there can be no assurance that it will be able to do so or as to the terms of any such refinancing it will be able to obtain.

Revolving credit advances under the Restated Credit Agreement are subject to borrowing base formulas and bear interest at (i) the per annum rate of 1.5% plus the highest of (a) the prime rate of Citibank, N.A. or (b) the federal funds rate plus 0.5% and a formula with respect to three month certificates of deposit of major United States money market banks or (ii) LIBOR plus 3.0%. The Restated Credit Agreement includes a letter of credit subfacility of $4.0 million. Restated Term Loans bear interest at a rate per annum equal to 2.0% over the interest rate applicable to revolving credit advances under the Restated Credit Agreement (including the LIBOR option). Borrowings under the Restated Credit Agreement are secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of Consumer Products and WOC (the "Borrowers") and 65% of the capital stock of one subsidiary of TWI and 100% of the capital stock of another such subsidiary. In addition, Restated Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company. The Restated Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Restated Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no Default or Event of Default, and the Company is in compliance with certain financial covenants, the payment of interest on the Subordinated Notes and Exchange Notes, and will contain customary negative, affirmative and financial covenants and conditions.

The Restated Credit Agreement contains the events of default contained in the Operating Companies Revolving Credit Facility, which include the following: (i) any Borrower shall fail to make any payment of principal or interest or any other amount due under the agreements related to the Restated Credit Agreement or fail to perform any covenant (after the expiration of any applicable grace period) thereunder, or any representation or warranty made in connection therewith shall prove to have been incorrect in any material respect when made or deemed made; (ii) the Company or any of its subsidiaries shall fail to pay any indebtedness having a principal amount of $5,000,000 or more; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such indebtedness, if the effect of such event or condition is to accelerate, or to permit the acceleration of (after the expiration of any applicable grace period), the maturity of such indebtedness; or any such indebtedness shall become or be declared to be due and payable, or required to be repaid (other than by a regularly scheduled required prepayment), or the Company or any of its subsidiaries shall be required to repurchase or offer to repurchase such indebtedness, prior to the stated maturity thereof; (iii) certain events of bankruptcy with respect to the Company or any of its subsidiaries; (iv) there shall occur any Change of Control (as defined in the Restated Credit Agreement); and (v) there shall occur a Material Adverse Effect (as defined in the Restated Credit Agreement) or an event which would have a Material Adverse Effect (as defined in the Restated Credit Agreement).

As of April 3, 1996 availability under the Restated Credit Agreement totaled approximately $20.9 million.

Since the consummation of the Barnett Public Offering, the cash flow generated by such operations is no longer available to the Company. The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely effected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow.

The Company is currently continuing its review of the strategic direction of the Consumer Products business as a continuing operation and charges may be recorded in the fourth quarter to restructure the business, including eliminating certain product lines, optimizing product offerings and reexamining certain warehousing costs. The Company is also assessing certain accounting policies for capitalized costs at Consumer Products. The Company will recognize a charge in the fourth quarter for the impairment of long-lived assets at Consumer Products and other certain smaller divisions. Although the Company believes that the reevaluation of Consumer Products' strategic direction will improve its earnings potential, there can be no assurance that Consumer Products' results of operations will improve over time.

The Company will also record an extraordinary charge in the fourth quarter related to the deferred financing costs attributed to indebtedness repaid from the net proceeds of the Barnett Public Offering, as well as a substantial gain from the Barnett Public Offering.

The Company expects to recognize taxable income for the year ending June 30, 1996 as a result of the gain from the Barnett Public Offering. Any taxable income recognized in the fourth quarter will be substantially offset by the current net operating loss carryforwards. Also as a result of the Barnett

Public Offering, Barnett will no longer be included in the Company's consolidated tax return. Therefore, the Company's remaining net operating loss carryforwards will not be available to offset Barnett's taxable income after April 3, 1996, the consummation date of the Barnett Public Offering.

The Company's common stock price has recently been trading at levels above the $4.60 exercise price of one million common stock warrants that expire on September 1, 1996. There can be no assurances that these warrants will be exercised. If the warrants were exercised, proceeds would be utilized by the Company for general corporate purposes including repayment of debt.

The Company does not have any commitments to make substantial capital expenditures.

Assuming the Company refinances the Restated Credit Agreement, the Company believes that the funds generated from operations along with the funds available under the Restated Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until June 1, 1999 (the date that the $5.7 million principal payment is due on the Company's Subordinated Notes) or December 1, 1999 (the date that the cash interest becomes payable by the Company under the Deferred Coupon Notes). There can be no assurance that the Company will be able to pay cash interest on the Deferred Coupon Notes commencing in December 1999 or that the Company will be able to refinance the Subordinated Notes or the Deferred Coupon Notes.

DISCUSSION OF CASH FLOWS
- ------------------------

Net cash provided by operating activities was $9.5 million and $2.3 million for the nine months ended March 31, 1996 and 1995, respectively. The increase between years results mainly from the Company's initiatives to optimize inventory levels and decrease carrying costs. Cash flows used in investing activities totaled $4.7 million of which $1.9 million related to capital expenditures. Financing activities used $5.2 million of cash flows as the Company decreased amounts outstanding under its credit agreements by $1.8 million and paid $3.0 million of principal payments under its term loan.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

Amended and Restated Credit Agreement Dated as of May 20, 1994, Amended and Restated as of April 3, 1996, among Waxman USA Inc., as the Company and Waxman Consumer Products Group Inc. and WOC Inc. as Borrowers and the lenders and issuers party hereto and Citicorp USA, Inc. as Agent. (Exhibit 10.12 to Waxman Industries Inc. Amendment No. 9 to Registration Statement on Form S-2, Registration No. 33-54211, incorporated by reference herein).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

            a) See Exhibit 27.

            b) Form 8-K

               Report filed February 28, 1996

               Report filed April 12, 1996



All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WAXMAN INDUSTRIES, INC.
                                                 REGISTRANT






DATE:  MAY 9, 1996                               BY: _____________________
                                                 MICHAEL J. VANTUSKO
                                                 CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
                                  -------------







EXHIBIT                                                       PAPER (P) OR
- -------                                                       ------------
NUMBER                     DESCRIPTION                        ELECTRONIC (E)
- ------                     -----------                        --------------





(27)                       Financial Data Schedule
                           (submitted to the Securities
                           and Exchange Commission in
                           Electronic Format)                      E