Form 10-K405
period 1996-06-30
WAXMAN INDUSTRIES INC
filed 1996-10-15
CIK 105096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)        FORM 10-K

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JUNE 30, 1996
         OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM           TO

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

                                                      (NAME OF EACH
         (TITLE OF EACH CLASS                  EXCHANGE ON WHICH REGISTERED)
     Common Stock, $.01 par value                 New York Stock Exchange
                                                  Chicago Stock Exchange

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on October 11, 1996: $26,907,849

         Number of shares of Common Stock outstanding as of October 11, 1996:

                             Common Stock 9,700,453
                         Class B Common Stock 2,153,196

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 1996, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K (the "Annual Report") from the date such document is filed.

         The Company consists of Waxman Industries, Inc. and subsidiaries and affiliates in which Waxman Industries, Inc. directly or indirectly has a majority voting and/or economic interest.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements in this Annual Report under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to implement its deleveraging strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as decreased consumer spending and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Annual Report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         The Company believes it is one of the leading suppliers of plumbing products to the repair and remodeling market in the United States. The Company distributes plumbing, hardware and electrical products to approximately 55,000 customers in the United States, including plumbing and electrical repair and remodeling contractors and independent retailers. The Company's consolidated net sales were $235.1 million in fiscal 1996.

         The Company conducts its business primarily through its wholly-owned subsidiary, Waxman Consumer Products Group Inc. ("Consumer Products"), and through Barnett Inc. ("Barnett"), of which the Company owns approximately 49.9% of the outstanding common stock, and, through the ownership of certain convertible non-voting preferred stock, approximately a 54% economic interest. The Company also owns several smaller operations.

         Consumer Products markets and distributes approximately 7,000 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products' customers include large national retailers such as Kmart, Builders Square and Wal-Mart. Consumer Products' net sales for fiscal 1996 were $61.7 million. In connection with the strategic reevaluation and reorientation of Consumer Products in fiscal 1996, Consumer Products decided to exit from the distribution of electrical products to further focus its strategic direction. The Company believes that the reorientation of Consumer Products' strategic focus will initially result in a decrease in net sales but will strengthen and improve the Consumer Products business in the long-term.

         Barnett is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 42,000 active customers throughout the United States. Barnett offers approximately 8,500 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. Barnett's net sales for fiscal 1996 were $127.4 million.

         The Company has several smaller operations which are conducted through its other wholly-owned subsidiaries, WOC Inc. ("WOC") and TWI International, Inc. ("TWI"). WOC includes four operations, the largest of which are U.S. Lock division ("U.S. Lock") a distributor of a full line of security hardware products, and LeRan Gas Products ("LeRan") - a supplier of copper tubing, brass fittings and other related products. WOC's other operations also include its Madison Equipment division, a supplier of electrical products, and its Medal Distributing division, a supplier of hardware products. TWI includes foreign sourcing operations in Mexico, China and Taiwan which support Consumer Products, Barnett and WOC. Net sales from these smaller operations were $46.0 million in fiscal 1996.

RECENT DEVELOPMENTS

         During fiscal 1994, the Company restructured its domestic operations such that the Company is now a holding company whose only material assets are the capital stock of its subsidiaries (the "Corporate Restructuring"). As part of the Corporate Restructuring, the Company formed (a) Waxman USA Inc. ("Waxman USA") as a holding company for the subsidiaries that comprise and support the Company's domestic operations, (b) Consumer Products, a wholly-owned subsidiary of Waxman USA, to own and operate Consumer Products Group division, and (c) WOC, a wholly-owned subsidiary of Waxman USA, to own and operate Waxman USA's domestic subsidiaries, other than Barnett and Consumer Products. On May 20, 1994, the Company completed the Corporate Restructuring by (i) contributing the capital stock of Barnett to Waxman USA, (ii) contributing the assets and liabilities of the Consumer Products Group division to Consumer Products, (iii) contributing the assets and liabilities of its Madison Equipment division to WOC, (iv) contributing the assets and liabilities of its Medal Distributing division to WOC, (v) merging U.S. Lock and LeRan, each a wholly-owned subsidiary of the Company, into WOC, (vi) contributing the capital stock of TWI to Waxman USA and (vii) contributing the capital stock of Western American Manufacturing, Inc. ("WAMI") to TWI. The "Operating Companies" consist of Barnett, Consumer Products and WOC. This restructuring was accounted for based upon each entity's historical carrying amounts with no impact on the accompanying Consolidated Financial Statements.

         In August 1995, the Company announced that it had decided to sell its Consumer Products business and entered into a letter of intent, which subsequently expired, which contemplated the sale of the Consumer Products business, together with certain supporting operations and certain home center accounts now serviced by Barnett, to a group consisting of HIG Capital Management of Miami, Florida along with certain members of Consumer Products' existing management team for an aggregate cash purchase price of $50 million plus other consideration which would have given the Company approximately a 25% economic interest in Consumer Products on a going forward basis. Since the consummation of the Barnett Public Offering, as described below, the Company has ceased its efforts to sell Consumer Products and instead retains and continues to operate Consumer Products and, for fiscal 1996 has reported its results as a continuing operation. Prior period consolidated financial statements have been reclassified to conform with the current period presentation. See the description of Consumer Products below and in Note 3 to the Consolidated Financial Statements for a discussion of substantial charges recorded in fiscal 1996 with respect to, among other things, the strategic review and reorientation of Consumer Products. Also see Note 13 to the Consolidated Financial Statements for a discussion regarding the restatement of certain prior years' financial data to reflect the correction of an intercompany inventory reconciling item between Consumer Products and WAMI.

         On February 1, 1996, Barnett filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). On March 28, 1996, the registration statement with respect to the Barnett Public Offering was declared effective and on April 3, 1996, the Barnett Public Offering was consummated. In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and Waxman USA at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. As a result of Waxman USA's conversion of a portion of the convertible non-voting preferred stock of Barnett, which is owned solely by Waxman USA, to Barnett Common Stock during the fourth quarter of fiscal 1996, Waxman USA beneficially owns approximately 49.9% of the Barnett Common Stock and, together with the non-voting preferred stock of Barnett owned by Waxman USA, approximately a 54% economic interest in the capital stock of Barnett.

CONSUMER PRODUCTS

         Consumer Products markets and distributes approximately 7,000 products to a wide variety of retailers, primarily D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products' customers include large national retailers such as Kmart, Builders Square and Wal-Mart as well as several large regional D-I-Y retailers. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 15 of the 25 largest D-I-Y retailers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs.

         In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. Furthermore, Consumer Products' largest customer, Kmart and its subsidiary Builders Square, accounted for approximately 42.3% and 43.6% of Consumer Products' total net sales in fiscal 1996 and fiscal 1995, respectively. Kmart has recently advised the Company that it is reviewing its plumbing and hardware supply arrangements, including its relationship with Consumer Products, and will make a decision regarding which vendors it will utilize by December 1996. Although Consumer Products has had a long relationship with Kmart, there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue. In the event Consumer Products were to either lose Kmart as a customer or Kmart were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has reevaluated and reorientated the strategic direction of Consumer Products, taking into account the extremely competitive retail environment in which Consumer Products operates and the unsuccessful attempt to sell Consumer Products at an acceptable price. As a result of this reevaluation and reorientation, the Company incurred substantial charges in the fiscal 1996 third and fourth quarters relating to, among other things, the reduction in the number of Consumer Products' product offerings, the elimination of Consumer Products' home electrical product line, the downsizing of its distribution network from three to two locations and the reduction of the carrying value of day to day assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the Consolidated Financial Statements." In furtherance of its efforts to improve Consumer Products' prospects, the Company has also decided to augment certain of Consumer Products' existing product lines and enhance the appearance and value of existing packaging of products.

         Consumer Products' marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing department layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products, and backup tags to signify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers' changing needs. In addition, Consumer Products' products are packaged and designed for ease of use, with "how to" instructions to simplify installation, even for the uninitiated D-I-Y consumer.

         Consumer Products' sales and service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also file reports with Consumer Products, enabling it to stay abreast of changing consumer demand and identify developing trends. In order to support its customers' "just-in-time" requirements, Consumer Products has significantly improved its EDI capabilities, so as to reduce the customer's inventory levels and increase returns on investment.

         Consumer Products operates and distributes its products through two strategically located distribution facilities in Cleveland, Ohio and Grand Prairie, Texas.

PRODUCTS

         The following is a discussion of Consumer Products' principal product groups:

         Plumbing Products. Consumer Products' plumbing products include valves and fittings, rubber products, repair kits and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R), PlumbKing(R) and KF(R). In addition, Consumer Products offers certain of its customers the option of private label programs. Consumer Products also offers proprietary lines of faucets under the trade name Premier(R), as well as a line of shower and bath accessories under the proprietary trade name Spray Sensations(TM).

         Floor Protective Hardware Products. Consumer Products' floor protective hardware products include casters, doorstops and other floor, furniture and wall protective items. Consumer Products markets a complete line of floor protective hardware products under the proprietary trade name KF(R) and also under private labels.

BARNETT

         Barnett, in which the Company indirectly owns 49.9% of the outstanding common stock and, through the ownership of certain convertible non-voting preferred stock, approximately a 54% economic interest, is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 42,000 active customers throughout the United States. Barnett offers and promotes approximately 8,500 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. Barnett's staff of over 85 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, Barnett has established a network of 28 distribution centers strategically located in 28 major metropolitan areas throughout the United States. Through these local distribution centers, approximately 70% of Barnett's orders are shipped directly to the customer, and in almost all cases, within the same day of receipt of the order. The remaining 30% of the orders are picked up by the customers at one of Barnett's local distribution centers. Barnett's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and the offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers.

         Barnett believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical and hardware products. Barnett's approximately 600-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. Barnett provides an updated version of its catalogs to its customers on average four times a year. To attract new customers and offer special promotions to existing customers, Barnett supplements its catalogs with monthly promotional flyers. Barnett's experienced and knowledgeable inbound telesales staff, located at Barnett's centralized headquarters in Jacksonville, Florida, uses Barnett's proprietary information systems to take customer orders as well as offer technical advice. Barnett's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations and encourages additional purchases. Targeted customer accounts are typically assigned an outbound telesalesperson in order to enhance customer relationships and improve customer satisfaction. Barnett's high in-stock position and extensive network of local distribution centers enable it to fulfill approximately 94% of the items included in each customer order and provide rapid delivery.

MARKETING AND DISTRIBUTION

         Barnett markets its products nationwide, principally through regular catalog and promotional mailings to existing and potential customers, supported by a telesales operation, and products are shipped from a network of 28 distribution centers allowing for shipment to and pick-up by customers generally within one day of the receipt of an order. The outbound telesales operation is utilized to make telephonic sales presentations to potential customers that have received written promotional materials and to existing customers. Barnett's inbound telesalespersons provide customer assistance and take orders. Barnett's outbound and inbound telesales operations are centralized in Jacksonville, Florida.

Catalogs

         Barnett's three approximately 600-page catalogs containing 8,500 plumbing, electrical and hardware products are mailed to its 42,000 active customers. These quarterly catalogs are supplemented by monthly promotional flyers, 2.2 million of which were mailed in fiscal 1996. Barnett's targeted customers include professional contractors, independent hardware stores and maintenance managers. Barnett has been distributing its principal catalog since 1958 and believes that the Barnett(R) name has achieved a very high degree of recognition among its customers and suppliers.

         Barnett makes its initial contact with potential customers primarily through promotional flyers. Barnett obtains the names of prospective customers through the rental of mailing lists from outside marketing information services and other sources. Barnett uses sophisticated proprietary information systems to analyze the results of individual catalog and promotional flyer mailings and uses the information derived from these mailings, as well as information obtained from Barnett's telesales operations, to create and/or supplement individual customer profiles and to target future mailings. Barnett updates its mailing lists frequently to delete inactive customers.

         Barnett's in-house art department produces the design and layout for its catalogs and promotional mailings. Barnett's catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.

Telesales

         During fiscal 1996, approximately 75.7% of Barnett's net sales were generated through Barnett's telesales operation. Barnett's telesales operation has been designed to make ordering its products as convenient and efficient as possible thereby enabling Barnett to provide superior customer service. Barnett offers its customers a nationwide toll-free telephone number that is currently staffed by 85 telesales, customer service and technical support personnel who utilize Barnett's proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables Barnett to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real time basis and quickly react to and capitalize on market opportunities.

         Barnett divides its telesales staff into outbound and inbound groups. Barnett's experience indicates that customer loyalty is bolstered by the ability of the telesales staff to develop an ongoing personal relationship with their customers. Barnett's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations and encourages additional purchases. Inbound telesalespersons are trained to quickly process orders from existing customers. They increase sales by informing customers of price breaks for larger orders, companion items and replacement items with higher margins. Outbound telesalespersons are also utilized to make telephonic sales presentations to both potential and existing customers. Also, for several months prior to the opening of new distribution centers, Barnett utilizes its telesales operation to generate awareness of Barnett, its product offerings and the upcoming opening of new distribution centers located near the target customers.

         Barnett conducts a customized, in-depth six week training course for new telesales employees. Training includes the use of role playing and videotape analysis. Upon satisfactory completion of their training, new telesales personnel are provided with a dedicated experienced telesales employee who serves as a "coach" for the next year. In order to better assure high telesales service levels, telesales supervisors regularly monitor telesales calls.

         Barnett's current focus has been on expanding its telesales staff. Barnett plans to expand its telesales operations by 20 to 25 telesalespersons annually over the next several years. Barnett has over 600,000 prospective customers within its current industry segments and believes that by increasing the number of telesalespersons it will be able to access these potential customers in a cost effective manner.

Distribution Centers

         Barnett has established a network of 28 local distribution centers strategically located in 28 major metropolitan areas throughout the United States. This network enables Barnett to provide rapid and complete product delivery and provides a strong local presence.

         Barnett's distribution centers range in size from approximately 12,000 square feet to 34,000 square feet and average approximately 20,000 square feet. Distribution centers are typically maintained under operating leases in commercial or industrial centers. Distribution centers primarily consist of warehouse and shipping facilities but also include "city sales counters," typically occupying approximately 600 square feet, where customers can pick up orders or browse through a limited selection of promotional items. Barnett is often able to generate incremental sales from customers who pick up their orders. Barnett has initiated a program to enlarge product displays in the counter area to better promote the breadth of its product lines.

         Many of Barnett's customers do not keep high inventory levels and tend to place orders rather frequently. Barnett's experience indicates that customers prefer to order from local suppliers and that many local tradespeople prefer to pick up their orders in person rather than to have them delivered. Therefore, Barnett intends to continue the expansion of its distribution center network in order to position itself closer to potential new customers. During fiscal 1996, approximately 30% of Barnett's orders were picked up by its customers.

         The factors considered in site selection include the number of prospective customers in the local target area, the existing sales volume in such area and the availability and cost of warehouse space, as well as other demographic information. Barnett has substantial expertise in distribution center site selection, negotiating leases, reconfiguring space to suit its needs, and stocking and opening new distribution centers. The average investment required to open a distribution center is approximately $600,000, including approximately $300,000 for inventory.

PRODUCTS

         Barnett markets an extensive line of over 8,500 plumbing, electrical and hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows Barnett to serve as a single source supplier for many of its customers. Many of these products are higher margin products bearing Barnett's proprietary trade names and trademarks. In addition, proprietary products are often the customers' higher margin product offerings.

         Barnett tracks sales of new products the first year they are offered and new products that fail to meet specified sales criteria are discontinued. To help manage the risk of new product introductions, substantially all new domestically sourced products are governed by a "12 point agreement" which allows Barnett to return all slow and non-moving merchandise to its vendor within the first six months of its offering, without any cost to Barnett. Barnett believes that its customers respond favorably to the introduction of new product lines in areas that allow the customers to realize additional cost savings and to utilize Barnett's catalogs as a means of one-stop shopping for many of their needs.

         Barnett's strategy is to significantly increase the number of product offerings, as well as its higher margin product offerings. Barnett's catalogs and monthly promotional flyers emphasize the comparative value of Barnett's private label products. During fiscal 1996, approximately 27.6% of Barnett's net sales were generated by the sale of Barnett's private label products.

         The following is a discussion of Barnett's principal product groups:

         Plumbing Products. Barnett sells branded products of leading plumbing supply manufacturers, including Delta(R), Moen(R) and Price Pfister(R). Barnett's private label plumbing products are also sold under its Barnett(R), Premier(R) and ProPlus(TM) trademarks. In fiscal 1996, plumbing products accounted for 76.6% of Barnett's net sales.

         Electrical Products. Barnett sells branded products of leading electrical supply manufacturers, including Philips(R), Westinghouse(R), Honeywell(R) and General Electric(R). Certain of Barnett's private label electrical products are sold under its own proprietary trademarks, including Barnett(R) and Premier(R). In fiscal 1996, electrical products accounted for 15.2% of Barnett's net sales.

         Hardware Products. Barnett sells hardware products of leading hardware product manufacturers, including Kwikset(R) security hardware products and Milwaukee(R) power tools. Certain of Barnett's hardware products are also sold under its own proprietary Legend(TM) trademark. In fiscal 1996, hardware products accounted for 8.2% of Barnett's net sales.

OTHER OPERATIONS

         The Company has several other operations, which are conducted through WOC and TWI. The most significant of these operations are U.S. Lock, a supplier of security hardware products, and LeRan, a supplier of copper tubing and specialty plumbing products. U. S. Lock and LeRan, as well as Madison Equipment and Medal Distributing, are operated as separate divisions of WOC. TWI includes the foreign sourcing operations in Mexico, China and Taiwan which support Consumer Products, Barnett and WOC. As a result of management's strategic review of its wholly-owned operations, certain operating and asset impairment charges were recorded in fiscal 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in connection with management's strategic review of its other wholly-owned operations and as a result of certain business factors affecting those other operations, including increased competition from multi-category retailers and competitive pricing from overseas competitors, the effect of which was exacerbated by excess capacity at the Company's foreign facilities, the Company recorded additional substantial charges in the fiscal 1996 fourth quarter operating results primarily for a reduction in the carrying value of day to day operating assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements.

         U.S. Lock

         U.S. Lock, which was acquired by the Company in 1988, carries a full line of security hardware products, including locksets, door closers and locksmith tools. Many of these products are sold under the U.S. Lock(R) and Legend(TM) trademarks. U.S. Lock markets and distributes its products primarily to locksmiths through a telemarketing sales team. U.S. Lock's telemarketing effort is supplemented with a catalog, that is mailed annually to 5,900 existing customers, and promotional flyers. Since its acquisition by the Company, U.S. Lock has increased its number of warehouses from one to four, three of which are shared with Barnett. Shared facilities allow the Company to realize additional efficiencies by consolidating space requirements and reducing personnel costs. In connection with the Company's strategic reevaluation of its operating units, an asset impairment charge of $12.1 million was recorded at U.S. Lock in fiscal 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements.

         LeRan

         LeRan, which was acquired by the Company in 1985, is a supplier of copper tubing and fittings, brass valves and fittings, malleable fittings and related products. Its customers include liquid petroleum gas dealers, lumberyards, plumbing and mechanical contractors and D-I-Y retailers. LeRan markets its products primarily through salespeople and outside service representative organizations. These efforts are supported by a catalog, which is mailed semiannually to 5,600 existing customers, monthly promotional flyers and a telemarketing program. LeRan currently services its customers from four regional warehouses, one of which is shared with Barnett.

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

         On May 5, 1994, Ideal's Canadian banks filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements were non-recourse to Waxman Industries, Inc.). On May 30, 1994, Ideal was declared bankrupt by the Canadian courts and, as a result, the Company's ownership and control of Ideal effectively ceased on such date. The Company has no liability to the creditors of Ideal as a result of Ideal's bankruptcy.

PURCHASING

         For the year ended June 30, 1996, products purchased overseas, primarily from Taiwan, China and Mexico, accounted for approximately 27.0% of the total product purchases made by the Company.

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

         During fiscal 1991, the Company purchased WAMI, a small manufacturer of plumbing pipe nipples in Tijuana, Mexico. Pipe nipples are lengths of pipe from 1/2 of an inch to 6 feet long, threaded at each end. As a result of this acquisition, the Company is vertically integrated in the manufacture and distribution of pipe nipples. Since the acquisition, in order to take advantage of lower labor costs, the Company has relocated certain of its United States packaging operations to WAMI.

         Substantially all of the other products purchased by the Company are manufactured for it by third parties. The Company estimates that it purchases products and materials from over approximately 1,200 suppliers and is not dependent on any single unaffiliated supplier for any of its requirements.

         The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups:

                                1996       1995       1994       1993       1992
                                ----       ----       ----       ----       ----
Plumbing                         71%        72%        73%        74%        73%
Electrical                       12%        11%        11%        10%         9%
Hardware                         17%        17%        16%        16%        18%
                                ---        ---        ---        ---        ---
Total Net Sales                 100%       100%       100%       100%       100%
                                ===        ===        ===        ===        ===

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

         The above arrangements, both '807' and quota restrictions, may be superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA"), or may be limited by revision or canceled at any time by the United States government. The Company does not believe that its relative competitive position will be adversely affected by NAFTA. As a result of the passage of NAFTA, importation from Mexico will become more competitive in the near future relative to importation from other exporting countries.

COMPETITION

         The Company faces significant competition from different competitors within each of its product lines, although it has no competitor offering the range of products in all of the product lines that the Company offers. The Company believes that its buying power, extensive inventory, emphasis on customer service and merchandising programs have contributed to its ability to compete successfully in its various markets. In the areas of electrical and hardware supplies, the Company faces significant competition from smaller companies which specialize in particular types of products and larger companies which manufacture their own products and have greater financial resources than the Company. Barnett's business competes principally with local distributors of plumbing, electrical and hardware products. The Company believes that competition in sales to both mail order customers and retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for mail order customers and packaging and merchandising for retailers.

EMPLOYEES

         As of June 30, 1996, the Company employed 1,246 persons, 270 of whom were clerical and administrative personnel, 190 of whom were sales service representatives and 786 of whom were either production or warehouse personnel. Included in the above numbers are 448 employees of Barnett. Ninety of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees, including those represented by its collective bargaining units, to be satisfactory.

TRADEMARKS

         Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See "Business -- Consumer Products -- Products" and " -- Barnett -- Products," and "-- Other Operations."

ENVIRONMENTAL REGULATIONS

         The Company is subject to certain federal, state and local environmental laws and regulations. The Company believes that it is in material compliance with such laws and regulations applicable to it. To the extent any subsidiaries of the Company are not in compliance with such laws and regulations, the Company, as well as such subsidiaries, may be liable for such non-compliance. However, in any event, the Company is not aware of any such liabilities which could have a material adverse effect on it or any of its subsidiaries.

SEASONALITY

         The Company's sales are generally consistent throughout its fiscal year.

ITEM 2. DESCRIPTION OF PROPERTIES

         The following table sets forth, as of June 30, 1996, certain information with respect to the Company's principal physical properties:

                                                                        LEASE
                        APPROXIMATE                                   EXPIRATION
LOCATION                SQUARE FEET             PURPOSE                 DATE
--------                -----------             -------               ----------
24460 Aurora Road          21,000    Corporate Office                   Owned
  Bedford Hts., OH

24455 Aurora Road         125,000    Consumer Products Corporate        6/30/02
  Bedford Hts., OH (1)               Office and Distribution Center

330 Vine Street            80,000    Medal Distributing                 2/28/01
  Sharon, PA                         Office and Distribution Center

902 Avenue T.              77,000    Consumer Products                  5/31/00
  Grand Prairie, TX (2)              Office and Distribution Center

3333 Lenox Avenue          60,000    Barnett Corporate                  10/31/03
  Jacksonville, FL                   Office and Distribution Center

300 Jay Street             56,000    LeRan                              Owned
 Coldwater, MI                       Office and Distribution Center

No. 10, 7th Road           55,000    TWI                                Owned
  Industrial Park                    Office, Packaging
  Taichung, Taiwan                   and Distribution Center
  Republic of China

77 Rodeo Drive             46,000    US Lock                            Owned
 Brentwood, NY                       Office and Distribution Center

Dan Keng Village           45,000    TWI
  Fu Ming County                     Office, Packaging, Manufacturing   Owned
  Shenzhen, P.R. China               and Distribution Center

(1) Aurora Investment Co., a partnership owned by Melvin and Armond Waxman, together with certain other members of their families, is the owner and lessor of this property. Consumer Products has the option to renew the lease for a five-year term at the market rate at the time of renewal. Rent expense under this lease was $314,200 in fiscal 1996 and 1995.

(2) The Company has the option to renew the lease for three additional five-year terms.

         In addition to the properties shown in the table, the Company operates 9 distribution centers ranging in size from 10,000 to 71,000 square feet. In addition, Barnett leases 27 distribution centers.

         Handl-it Inc., a corporation owned by John S. Peters, the Senior Vice President - Operations of the Company, together with certain other members of his family, provides Consumer Products with certain outside warehousing services under several lease arrangements which expire during or prior to December 1996. Consumer Products may renew these leases as they expire depending on its requirements at the time. Rent expense under these lease arrangements was $232,000 for fiscal 1996 and $294,000 for fiscal 1995.

         The Company believes that its facilities are suitable for its operations and provide the Company with adequate productive capacity and that the related party leases are on terms not materially less favorable than those that would be available from unaffiliated third parties.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or operations of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the executive officers of the Company and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

         Mr. Melvin Waxman, age 62, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Public Offering in April 1996, Mr. Waxman became Chairman of the Board and Co-Chief Executive Officer of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been a Chief Executive Officer of the Company for over 20 years and has been a director of the Company since 1962. Mr. Waxman has been Chairman of the Board of the Company since August 1976. Mr. Waxman is the Co-Chairman of the Board of Barnett. Melvin Waxman and Armond Waxman are brothers.

         Mr. Armond Waxman, age 57, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Public Offering in April 1996, Mr. Waxman became President and Co-Chief Executive Officer of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman was the President and Treasurer of the Company since August 1976. Mr. Waxman has been a director of the Company since 1962 and was Chief Operating Officer of the Company from August 1976 to May 1988. Mr. Waxman is the Co-Chairman of the Board of Barnett. Armond Waxman and Melvin Waxman are brothers.

         Mr. John Peters, age 47, has been Senior Vice President--Operations of the Company since April 1988, after serving as Vice President--Operations of the Company since February 1985. Prior to that, Mr. Peters had been Vice President--Personnel/Administration of the Company since February 1979.

         Mr. Laurence Waxman, age 39, has been Senior Vice President of the Company since November 1993 and is also President of Consumer Products, a position he has held since 1988. Mr. Waxman joined the Company in 1981. Mr. Laurence Waxman is the son of Melvin Waxman. Mr. Waxman was appointed to the board of directors of the Company on July 1, 1996.

         Mr. Michael Vantusko, age 39, a certified public accountant, joined the Company in October 1995 as Vice President-Finance. From February 1994 to October 1995 he served as the Chief Financial Officer of OverDrive Systems, Inc., an emerging software developer of electronic books. From 1979 to 1993 he was employed by The Fairchild Corporation (formerly Banner Industries, Inc.) where he held several positions during his tenure including Chief Financial Officer of Fairchild's largest wholly-owned operating division and Vice-President of Fairchild. Upon the consummation of the Barnett Public Offering in April 1996, Mr. Vantusko became the Chief Financial Officer of the Company.

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

         The following table sets forth the high and low closing quotations as reported by the NYSE for fiscal 1996, 1995, 1994, 1993 and 1992.

                       1996              1995              1994              1993              1992
                       ----              ----              ----              ----              ----
                   High     Low      High     Low      High     Low      High     Low      High     Low
                  -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
First Quarter     $1.38    $1.00    $2.13    $1.75    $3.88    $2.25    $4.63    $3.38    $5.25    $3.75
Second Quarter     1.38      .63     1.88     1.13     2.50     1.50     4.13     3.38     5.38     4.25
Third Quarter      3.13      .81     1.38      .75     3.25     2.25     5.25     3.75     8.38     4.88
Fourth Quarter     5.63     2.88     1.63     1.13     2.38     1.88     5.38     3.38     7.00     4.00

HOLDERS OF RECORD

         On October 11, 1996, there were approximately 860 holders of record of the Company's Common Stock and 132 holders of record of the Company's Class B Common Stock.

DIVIDENDS

         The Company declared no dividends in fiscal 1996, 1995 or 1994. In fiscal 1993 and 1992, the Company paid dividends of $.08 per share and $.12 per share, respectively, on each class of common stock. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of any cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

         The selected historical consolidated financial data for the fiscal years ended June 30, 1996, 1995, 1994, 1993 and 1992 and as of June 30, 1996,
1995, 1994, 1993 and 1992 are derived from the audited Consolidated Financial Statements included elsewhere herein. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report. During fiscal 1996, the Company identified an intercompany inventory reconciling item between Consumer Products and WAMI and has restated prior year financial statements to reflect the correction of this item. The restated financial data included in this Annual Report shall be deemed to amend and restate the financial data included in prior years' periodic reports of the Company.

                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                  ---------------------------
                                                  1996          1995          1994          1993          1992
                                               ---------     ---------     ---------     ---------     ---------
                                                            RESTATED(1)   RESTATED(1)   RESTATED(1)   RESTATED(1)

                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA (2):

Net sales                                      $ 235,067     $ 232,304     $ 215,112     $ 204,778     $ 197,738
Cost of sales                                    160,556       152,368       141,011       138,144       127,315
                                               ---------     ---------     ---------     ---------     ---------
Gross profit                                      74,511        79,936        74,101        66,634        70,423
Selling, general and administrative
expenses                                          70,628        62,481        56,888        56,081        51,824
Restructuring and other non-recurring
charges                                           19,507         2,779            --         6,762         3,900
                                               ---------     ---------     ---------     ---------     ---------
Operating (loss) income(3)                       (15,624)       14,676        17,213         3,791        14,699
Gain on sale of Barnett stock(4)                  65,917            --            --            --            --
Interest expense, net                             24,264        26,411        21,334        20,365        20,025
                                               ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations
before  income taxes, minority interest,
discontinued operations, extraordinary
loss and cumulative effect of change in
accounting                                        26,029       (11,735)       (4,121)      (16,574)       (5,326)
Provision (benefit) for income taxes               2,395           338           351           216          (768)
                                               ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations
before minority interest, discontinued
operations, extraordinary loss and
cumulative effect of change in accounting         23,634       (12,073)       (4,472)      (16,790)       (4,558)
Minority interest in consolidated affiliate          975            --            --            --            --
Discontinued operations:
  (Loss) income from discontinued
operations                                            --            --        (3,249)      (11,240)        1,146
  Reversal of loss and (loss) on disposal         11,000       (11,000)      (38,343)           --            --
                                               ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary loss
and cumulative effect of  change in
accounting                                        33,659       (23,073)      (46,064)      (28,030)       (3,412)
Extraordinary loss(5)                              6,251            --         6,824            --         1,186
Cumulative effect of change in
accounting(6)                                      8,213            --            --         2,110            --
                                               ---------     ---------     ---------     ---------     ---------
Net income (loss)                              $  19,195     $ (23,073)    $ (52,888)    $ (30,140)    $  (4,598)
                                               =========     =========     =========     =========     =========
Average number of shares outstanding              11,756        11,712        11,674        11,662         9,794
                                               =========     =========     =========     =========     =========

Primary earnings (loss) per share:
  From continuing operations before
  minority interest, discontinued operations,
   extraordinary loss and cumulative effect
   of change in accounting                       $   2.00     $  (1.03)    $   (.39)    $  (1.44)    $   (.46)
  Minority interest in consolidated affiliate        (.08)          --           --           --           --
  Discontinued operations:
    (Loss) income from discontinued
operations                                             --           --         (.28)        (.96)         .11
    Reversal of loss and (loss) on disposal           .93         (.94)       (3.28)          --           --
  Extraordinary loss                                 (.53)          --         (.58)          --         (.12)
  Cumulative effect of change in accounting          (.69)          --           --         (.18)          --
                                                 --------     --------     --------     --------     --------
  Net income (loss) per share                    $   1.63     $  (1.97)    $  (4.53)    $  (2.58)    $   (.47)
                                                 ========     ========     ========     ========     ========
Fully diluted earnings (loss) per share:
  From continuing operations before
    minority interest, discontinued
operations,
    extraordinary loss and  cumulative effect
    of change in accounting                      $   1.73     $  (1.03)    $   (.39)    $  (1.44)    $   (.46)
  Minority interest in consolidated affiliate        (.07)          --           --           --           --
  Discontinued operations:
    (Loss) income from discontinued
operations                                             --           --         (.28)        (.96)         .11
    Reversal of loss and (loss) on disposal           .81         (.94)       (3.28)          --           --
  Extraordinary loss                                 (.46)          --         (.58)          --         (.12)
  Cumulative effect of change in accounting          (.60)          --           --         (.18)          --
                                                 --------     --------     --------     --------     --------

  Net income (loss) per share                    $   1.41     $  (1.97)    $  (4.53)    $  (2.58)    $   (.47)
                                                 ========     ========     ========     ========     ========
Cash dividends per share:
  Common stock                                   $     --     $     --     $     --     $    .08     $    .12
  Class B common stock                           $     --     $     --     $     --     $    .08     $    .12

BALANCE SHEET DATA(2):
Working capital                                  $ 50,716     $ 24,534     $ 39,020     $116,430     $127,036
Total assets                                      142,637      169,744      180,743      197,225      228,631
Total long-term debt                              112,336      143,770      137,295      161,910      148,893
Stockholders' equity                              (43,254)     (62,697)     (40,009)       6,196       40,427

ITEM 6.   SELECTED FINANCIAL DATA

                                                                   FISCAL YEARS ENDED JUNE 30,

                                                      1991         1990        1989        1988        1987
                                                   ---------     --------    --------    --------    --------
                                                  RESTATED(1)
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA (2):
Net sales                                          $ 186,327     $186,315    $194,585    $152,400    $117,149
Cost of sales                                        121,597      120,977     128,038     102,414      78,908
                                                   ---------     --------    --------    --------    --------
Gross profit                                          64,730       65,338      66,547      49,986      38,241
Selling, general and administrative expenses          50,263       49,452      48,479      36,492      27,051
Restructuring and other non-recurring
charges                                                   --           --          --          --          --
                                                   ---------     --------    --------    --------    --------
Operating (loss) income(3)                            14,467       15,886      18,068      13,494      11,190
Gain on sale of Barnett stock(4)                          --           --          --          --          --
Interest expense, net                                 17,462       15,814       8,136       3,841       3,727
                                                   ---------     --------    --------    --------    --------
Income (loss) from continuing operations before
  income taxes, minority interest, discontinued
  operations, extraordinary loss and cumulative
  effect of change in accounting                      (2,995)          72       9,932       9,653       7,463
Provision (benefit) for income taxes                    (680)          27       3,794       3,044       3,673
                                                   ---------     --------    --------    --------    --------
Income (loss) from continuing operations before
minority interest, discontinued operations,
extraordinary loss and cumulative effect of           (2,315)          45       6,138       6,609       3,790
change in accounting
Minority interest in consolidated affiliate               --           --          --          --          --
Discontinued operations:
  (Loss) income from discontinued operations           4,343        6,743       1,183          --          --
  Reversal of loss and (loss) on disposal                 --           --          --          --          --
                                                   ---------     --------    --------    --------    --------
Income (loss) before extraordinary
  loss and cumulative effect of
  change in accounting                                 2,028        6,788       7,321       6,609       3,790
Extraordinary loss(5)                                     --          320          --         666       1,590
Cumulative effect of
  change in accounting(6)                                 --           --          --          --          --
                                                   ---------     --------    --------    --------    --------
Net income (loss)                                  $   2,028     $  6,468    $  7,321    $  5,943    $  2,200
                                                   =========     ========    ========    ========    ========
Average number of shares outstanding                   9,570        9,659       9,204       9,316       9,470
                                                   =========     ========    ========    ========    ========

Primary earnings (loss) per share:
  From continuing operations before minority
  interest, discontinued operations, extraordinary
  loss and cumulative effect of change in
  accounting                                          $   (.24)    $    .01     $    .67     $    .71     $   .40
  Minority interest in consolidated affiliate               --           --           --           --          --
  Discontinued operations:
    (Loss) income from discontinued operations             .45          .69          .13           --          --
    Reversal of loss and (loss) on disposal                 --           --           --           --          --
  Extraordinary loss                                        --         (.03)          --         (.07)       (.17)
    Cumulative effect of change in accounting               --           --           --           --          --
                                                      --------     --------     --------     --------     -------
    Net income (loss) per share                       $    .21     $    .67     $     80     $    .64     $   .23
                                                      ========     ========     ========     ========     =======
Fully diluted earnings (loss) per share:
  From continuing operations before minority
  interest, discontinued operations, extraordinary
  loss and cumulative effect of change in
  accounting                                          $   (.24)    $    .01     $    .59     $    .64     $   .40
  Minority interest in consolidated affiliate               --           --           --           --          --
  Discontinued operations:
    (Loss) income from discontinued operations             .45          .65          .11           --          --
    Reversal of loss and (loss) on disposal                 --           --           --           --          --
  Extraordinary loss                                        --         (.03)          --         (.06)       (.17)
  Cumulative effect of change in accounting                 --           --           --           --          --
                                                      --------     --------     --------     --------     -------
  Net income (loss) per share                         $    .21     $    .63     $    .70     $    .58     $   .23
                                                      ========     ========     ========     ========      ======
Cash dividends per share:
  Common stock                                        $    .12     $    .12     $    .10     $    .07     $   .05
  Class B common stock                                $    .12     $    .11     $    .08     $    .05     $   .02

BALANCE SHEET DATA(2):
Working capital                                       $133,454     $136,989     $117,777     $ 54,983     $47,890
Total assets                                           236,237      249,892      235,485      113,313      95,509
Total long-term debt                                   156,431      176,523      178,976       58,513      48,530
Stockholders' equity                                    37,866       39,242       26,934       20,921      17,046

(1) During fiscal 1996, the Company identified an intercompany inventory reconciling item between Consumer Products and WAMI and has restated prior year financial statements to reflect the correction of this item. The effect of this restatement was as follows:

                                         As Previously
Total Stockholders' Equity:                 Reported             As Restated
--------------------------               -------------          -----------
at June 30, 1991                             $38,066               $37,866
at June 30, 1992                              40,827                40,427
at June 30, 1993                               7,496                 6,196
at June 30, 1994                             (37,709)              (40,009)
at June 30, 1995                             (60,397)              (62,697)


Operating Income:
Fiscal 1991                                  $14,667               $14,467
Fiscal 1992                                   14,899                14,699
Fiscal 1993                                    4,691                 3,791
Fiscal 1994                                   18,213                17,213

Net income (loss):
Fiscal 1991                                   $2,228                $2,028
Fiscal 1992                                   (4,398)               (4,598)
Fiscal 1993                                  (29,240)              (30,140)
Fiscal 1994                                  (51,888)              (52,888)

         Corresponding changes have been made to the consolidated balance sheets to reduce inventories.

(2) This information reflects the acquisitions of WAMI in November 1990, U.S. Lock in July 1988, the plumbing and floor care businesses of The Stanley Works in May 1988, Madison Equipment Company in March 1988, H. Belanger Plumbing Accessories, Ltd. ("Belanger") in July 1987 and Keystone Franklin, Inc. in December 1986. Belanger was sold in October 1993. Discontinued operations data relates to Ideal, which was acquired in May 1989 and accounted for as a purchase. All per share amounts have been adjusted to reflect a three-for-two stock split effective July 1, 1988, as well as the distribution of one share of a new Class B
         Common Stock for each share of common stock held, effectively a two-for-one stock split, effective December 29, 1986.

(3) During fiscal 1996, the Company recorded a $19.5 million restructuring and asset impairment loss, which included a $7.4 million restructuring charge primarily attributable to strategic initiatives at Consumer Products and a $12.1 asset impairment charge attributable to the Company's U.S. Lock division in accordance with SFAS 121 and a $14.8 charge related to the reduction of carrying value of certain assets and liabilities. During fiscal 1995, the Company incurred $2.8 million in warehouse closure costs as Consumer Products' distribution network was downsized from four locations to three. During fiscal 1993, the Company recorded a $6.8 million restructuring charge which included $4.6 million representing the estimated loss to be incurred upon the proposed disposal of three businesses, $1.6 million representing costs incurred to consolidate administrative functions and transfer two of Consumer Products' domestic packaging facilities to Mexico and $0.6 million related to the Company's decision to not proceed with the securities offering of Barnett in fiscal 1993. The fiscal 1992 restructuring charge consisted of a $3.9 million capital loss realized upon the sale of the Company's portfolio of debt securities. See Note 3 to the Consolidated Financial Statements for further discussion.

(4) Reflects the gain on the Barnett Public Offering as further described in Note 2 to the Consolidated Financial Statements.

(5) Represents deferred financing costs written off due to the repayment and refinancing of debt in fiscal 1996 and 1994 as further described in Notes 2 and 5 to the Consolidated Financial Statements. The fiscal 1992, as described in Note 5 to the Consolidated Financial Statements, and 1990 extraordinary charges relate to the repurchase of certain debt securities. The fiscal 1988 and 1987 extraordinary charges relate to accelerated amortization and market premium costs related to certain notes.

(6) See Note 4 to the Consolidated Financial Statements for a discussion regarding the cumulative effect of change in accounting for procurement costs of $8.2 million in fiscal 1996 and for certain distribution center start-up and catalog development costs of $2.1 million in fiscal 1993.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in a single business segment -- the distribution of plumbing, electrical and hardware products. The Company's business is conducted primarily through Consumer Products and Barnett.

         In August 1995, the Company announced that it had decided to sell its Consumer Products business and entered into a letter of intent, which subsequently expired, which contemplated the sale of the Consumer Products business, together with certain supporting operations and certain home center accounts now serviced by Barnett, to a group consisting of HIG Capital Management of Miami, Florida along with certain members of Consumer Products' existing management team for an aggregate cash purchase price of $50 million plus other consideration which would have given the Company approximately a 25% economic interest in Consumer Products on a going forward basis. Since the consummation of the Barnett Public Offering, the Company has ceased its efforts to sell Consumer Products and instead retains and continues to operate Consumer Products and, for fiscal 1996, reported its results as a continuing operation. Prior period consolidated financial statements have been reclassified to conform with the current period presentation.

         On February 1, 1996, Barnett filed a registration statement with the Securities and Exchange Commission with respect to the Barnett Public Offering. On March 28, 1996, the registration statement with respect to the Barnett Public Offering was declared effective and on April 3, 1996, the Barnett Public Offering was consummated. In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00 resulting in aggregate net proceeds of $92.6 million. As of October 11, 1996, as a result of Waxman USA's conversion of a portion of the convertible non-voting preferred stock of Barnett, which is owned solely by Waxman USA, to common stock during the fourth quarter, the Company indirectly owns approximately 49.9% of the Barnett Common Stock and, together with its remaining convertible non-voting preferred stock, approximately a 54% economic interest in the capital stock of Barnett. See Note 2 to the Consolidated Financial Statements for a discussion of certain restrictions on the ability of the Company to convert such preferred stock.

         The Company recorded a $65.9 million pre-tax gain from the sale of Barnett Common Stock in fiscal 1996.

         In connection with the Barnett Public Offering and as part of the Company's efforts to decrease its leverage and increase its financial flexibility, the Company consummated a private exchange offer (the "Private Exchange Offer") pursuant to which it exchanged $43,026,000 principal amount of Waxman USA's 11 1/8% Senior Notes due 2001 (the "Senior Notes") for a like principal amount of the Company's 13 3/4% Senior Subordinated Notes due 1999 (the "Senior Subordinated Notes") and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Generally, the amendments to the Senior Subordinated Note indenture eliminated virtually all of the restrictive covenants and events of default previously contained in such indenture. The Private Exchange Offer decreased the Company's cash interest burden and extended the maturity of the Senior Subordinated Notes exchanged in the Private Exchange Offer until June 1, 2001.

         In connection with the likely completion of the Barnett Public Offering and consequent retention of the Consumer Products business, the Company embarked upon a strategic review of Consumer Products and its other wholly-owned operations, taking into account the difficulties encountered during the sale process of Consumer Products, as well as the recent weaknesses in the industry in which the Company competes. As a result of management's review and refocus of Consumer Products as a continuing operation and consistent with its strategic direction, an $11.9 million charge, primarily for a reduction in the carrying value of day to day operating assets and liabilities, has been recorded by Consumer Products in operating results, which represented an increase of $6.9 million to cost of goods sold and $5.0 million to selling, general and administrative expenses. Such charges, comprised of $7.7 million and $4.2 million recorded in the fiscal 1996 third and fourth quarters, respectively, included $5.1 million for the impairment and write-down of inventory, $2.7 million for certain accounts receivable balances, $2.0 million representing a portion of the costs of developing a management information system, $0.5 million of abandoned product development costs and $1.6 million for various liabilities.

         The traditional customers of certain of WOC's operations, smaller retail establishments, have been adversely affected by the movement by large national retailers to expand in more rural locations and to compete with such smaller retail establishments. In addition, the market has been increasingly impacted by the availability of lower cost foreign sourcing to both domestic and foreign competitors. In connection with management's strategic review of its other wholly-owned operations and as a result of business factors affecting these other operations, including increased competition from multi-category retailers and competitive pricing from overseas competitors, the effect of which was exacerbated by excess manufacturing capacity at the Company's foreign facilities, the Company recorded an additional charge of $2.9 million in the fiscal 1996 fourth quarter operating results primarily for a reduction in the carrying value of day to day operating assets and liabilities. Such charge included $1.7 million to reduce the carrying value of inventory and other assets at WOC and TWI, $0.4 million of accelerated depreciation as a result of a change in estimated useful lives of certain property and equipment and $0.8 million for various liabilities.

         In addition, during the fourth quarter of fiscal 1996, the Company recorded a $19.5 million pre-tax restructuring and asset impairment charge. Below is a summary of the components comprising such charge:

                                                                   (in millions)
         Exiting product lines                                         $  4.1
         Warehouse closure costs                                          1.3
         Reduction of excess capacity                                     1.1
         Other                                                            0.9
         Asset impairment                                                12.1
                                                                       ------
                  Total                                                $ 19.5

         Exiting product lines: In furtherance of its efforts to strengthen the Consumer Products business, the Company has decided to eliminate Consumer Products' electrical product line and reduce the number of individual products offered in its plumbing and floor care product lines. These actions will enable Consumer Products to reduce fixed costs as well as optimize and focus its product offerings to its major retail customers. Consumer Products is currently winding down the servicing of the electrical product line as well as reducing the number of products offered in its plumbing and floor care product lines and does not expect to incur cash outlays for these reductions. The $4.1 million charge is primarily for the write-down of related inventory of which $1.8 million has been disposed of as of June 30, 1996.

         Warehouse closure costs: During the fourth quarter of 1996, the Company downsized Consumer Products' distribution network from three locations to two and, as a result, incurred warehouse closure costs of $1.3 million. The remaining accrual at June 30, 1996 is $0.8 million. The warehouse closure costs include costs associated with the remaining noncancellable term of an operating lease of $0.3 million, incremental employee salaries and benefits associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.2 million and other miscellaneous expenses associated with the closing of $0.3 million.

         Reduction of excess capacity: With the discontinuance and downsizing of Consumer Products' product lines, the foreign operations which support Consumer Products identified excess capacity in both buildings and equipment. As such, a $1.1 million charge was recorded to reduce the net book value of buildings by $0.8 million and equipment by $0.3 million.

         Other: In connection with the strategic review, a division of WOC discontinued certain product offerings which resulted primarily in a write-down of inventory and excess equipment.

         Asset Impairment: The asset impairment charge of $12.1 million relates to the Company's U.S. Lock division. Due to the continued decline in the locksmith industry brought about by the competitive nature of the D-I-Y retail market, as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company expensed $9.8 million of goodwill and $2.3 million of property and equipment, as the carrying value for the division exceeded its fair value. Fair value was determined based on a multiple of cash flows.

         Effective July 1, 1995, the Company changed its method of accounting for procurement costs. Procurement costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. The amount capitalized is the consideration paid by the Company to the new or existing customer (x) for the right to supply such customer for a specified period and (y) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company believes that amortization in the fiscal year incurred for such costs is consistent with the Company's strategic review of Consumer Products and is preferable due to the uncertainty of today's competitive retail environment. Previously, the Company amortized these costs over the period deemed to be benefited. The cumulative effect of this change on prior years of $8.2 million, without tax benefit, is reported separately in the fiscal 1996 consolidated statement of operations. The additional effect of the change in fiscal 1996 was to decrease the operating loss by $2.1 million.

         The Company recorded an extraordinary charge of approximately $6.3 million in fiscal 1996 related to a premium paid on the retirement of the Senior Secured Notes and the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid from the net proceeds of the Barnett Public Offering and the Senior Notes and a new credit facility entered into by Consumer Products and WOC with BankAmerica Business Credit, Inc. (the " New Credit Agreement").

         Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal. On May 5, 1994, Ideal's Canadian bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements were non-recourse to Waxman Industries). On May 30, 1994, Ideal was declared bankrupt by the Canadian court and, as a result, the Company's ownership and control of Ideal effectively ceased on such date. For financial reporting purposes, Ideal is reported as a discontinued operation.

RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

         During fiscal 1996, the Company identified an intercompany inventory reconciling item between Consumer Products and WAMI and has restated prior year financial statements to reflect the correction of this item. See Note 13 to the Consolidated Financial Statements for a further discussion of this item.

RESULTS OF OPERATIONS

         The following table sets forth certain items reflected in the Company's Consolidated Statements of Operations as a percentage of net sales:

                                                               Percentage of Net Sales

                                                             Fiscal Year Ended June 30,
                                                  1996       1995       1994       1993       1992
                                                  ----       ----       ----       ----       ----
                                                                      restated   restated   restated
                                                                      --------   --------   --------
Net sales                                        100.0%     100.0%     100.0%     100.0%     100.0%

Cost of sales                                     68.3%      65.6%      65.6%      67.5%      64.4%

Gross profit                                      31.7%      34.4%      34.4%      32.5%      35.6%

Selling, general and administrative
  expenses                                        30.0%      26.9%      26.4%      27.4%      26.2%

Restructuring and other non-recurring
  charges                                          8.3%       1.2%        --        3.3%       2.0%

Operating (loss) income                           (6.6%)      6.3%       8.0%       1.8%       7.4%

Gain on sale of Barnett stock                     28.0%        --         --         --         --

Interest expense, net                             10.3%      11.4%       9.9%       9.9%      10.1%

Income (loss) from continuing
  operations before income taxes,
  minority interest, discontinued
  operations, extraordinary loss
  and cumulative effect of change
  in accounting                                   11.1%      (5.1%)     (1.9%)     (8.1%)     (2.7%)

Provision (benefit) for income taxes               1.0%       0.1%       0.2%       0.1%      (0.4%)

Income (loss) from continuing operations
before minority interest, discontinued
operations, extraordinary loss and
cumulative effect of change in accounting         10.1%      (5.2%)     (2.1%)     (8.2%)     (2.3%)

Minority interest in consolidated affiliate         0.4%       --         --         --         --

Income (loss) from discontinued operations           --        --       (1.5%)     (5.5%)      0.6%

                                                1996    1995      1994      1993     1992
                                                ----    ----     -----      ----     ----
                                                                restated  restated restated
                                                                --------  -------- --------
Reversal of loss and (loss) on disposal of
business                                         4.6%   (4.7%)   (17.8%)      --       --

Income(loss) before extraordinary loss and
cumulative effect of change in accounting       14.3%   (9.9%)   (21.4%)   (13.7%)   (1.7%)

Extraordinary loss                               2.6%     --       3.2%       --      0.6%

Cumulative effect of change in accounting        3.5%     --        --       1.0       --

Net income (loss)                                8.2%   (9.9%)   (24.6%)   (14.7%)   (2.3%)

YEAR ENDED JUNE 30, 1996 VS. YEAR ENDED JUNE 30, 1995

NET SALES

         The Company's net sales increased $2.8 million, or 1.2%, to $235.1 million in fiscal 1996 from $232.3 million in the prior year.

         Barnett's net sales increased $18.3 million, or 16.8%, to $127.4 million in fiscal 1996 from $109.1 million in the prior year. Approximately 78.1% of the increase in Barnett's net sales is attributable to the telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 25 telesalespersons compared to the prior year. Contributing to the overall increase in net sales was a net increase of 400 in the total number of products offered by Barnett, which generated approximately $6.6 million of the net sales increase, as well as an increase in active customers to 42,000 from 38,000 which accounted for approximately $4.6 million of the net sales increase during fiscal 1996.

         Approximately $3.0 million of Barnett's net sales increase is attributable to Barnett's inclusion of direct sales in net sales commencing July 1, 1995. While these products are shipped directly to the customer from the original equipment manufacturer, Barnett takes title to the products sold and provides services to the customer and supplier including marketing, technical assistance and credit and collection activities. Prior to July 1, 1995, direct sales were immaterial and were included in the financial statements as a net reduction to cost of goods sold. Barnett has intensified its focus on its direct sales program during the current year and consequently, direct sales for fiscal 1996 increased 66.5% over the corresponding prior year.

         Consumer Products' net sales decreased $10.3 million, or 14.2%, to $61.7 million in fiscal 1996 from $72.0 million in the prior year. The decrease in Consumer Products' net sales is primarily due to the weakening retail environment, the loss of two customers and the prior year's net sales being positively impacted by the expansion of Consumer Products' business with several of its large customers. Such expansion included initial opening orders of $2.5 million in fiscal 1995.

         WOC's and TWI's net sales decreased $5.2 million, or 10.3%, to $46.0 million in fiscal 1996 from $51.2 million in the prior year. The decrease in net sales at WOC is primarily the result of lower selling prices caused by fluctuations in copper prices and the discontinuance of certain low-margin accounts. The decrease in net sales at TWI is primarily the result of lower volume on external sales as additional emphasis was placed on supplying intercompany shipments.

GROSS PROFIT

         Consolidated gross profit margin decreased to 31.7% of net sales in fiscal 1996 from 34.4% of net sales in the prior year. The decrease is primarily attributable to the Consumer Products business as a result of additional cost of goods sold charges of $6.9 million, recorded in the current year related to management's strategic review and is primarily comprised of certain inventory carrying costs which are included in the $11.9 million charge described above. Also affecting the gross profit margin decreases for Consumer Products was a strong sales mix from the expansion of the business in fiscal 1995 and to a lesser extent, increased supplier costs in the current year. Barnett's gross profit decreased to 33.5% for fiscal 1996 from 34.2% for fiscal 1995 as a result of the increased revenues from the above mentioned direct ship programs. Excluding the effect of the direct shipments, Barnett's gross profit margin remained basically unchanged between years. The Company's other operations also experienced small decreases in gross profit margin partially offset by continued improved margins at a Mexican subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses increased by $8.1 million, or 13.0%, to $70.6 million for fiscal 1996 from $62.5 million for the prior year. As a percentage of net sales, these expenses represented 30.0% in fiscal 1996 compared to 26.9% in fiscal 1995. The increase in SG&A expenses is primarily the result of the current period charges attributed to management's strategic review of its wholly-owned operations which were recorded at the Consumer Products business of $5.0 million and $2.9 million at the Company's other wholly-owned operations. SG&A expenses also increased at Consumer Products as a result of recording additional bad debt expense primarily as a result of the weakening retail environment, which the Company expected would make collection of certain accounts receivable balances questionable with certain customers undertaking Chapter 11 proceedings. SG&A expenses as a percentage of net sales decreased at Barnett and increased at WOC as a result of changes in sales volumes.

INTEREST EXPENSE

         Interest expense decreased to $24.3 million for fiscal 1996 from $26.4 million in the prior year. Average borrowings decreased from $198.7 million to $185.8 million between years and the weighted average interest rate decreased from 13.3% to 13.1% during the same period. The decrease in average borrowings is due to the repayment of indebtedness from the net proceeds of the Barnett Public Offering in the fourth quarter of fiscal 1996.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

         Pre-tax results increased to income of $26.0 million in fiscal 1996 from a loss of $11.7 million in fiscal 1995 due to the gain on sale of Barnett Common Stock offset by the restructuring and asset impairment charges. Pre-tax results include foreign operations' loss of $1.3 million in fiscal 1996 and $0.4 million in fiscal 1995. The decrease in foreign operations' results between years is primarily the result of a $1.1 million restructuring charge in fiscal 1996 for the write-down of buildings and equipment due to excess capacity.

INCOME TAXES

         The provision for income taxes was $2.4 million in fiscal 1996 as compared to $0.3 million in fiscal 1995. The effective tax rate in fiscal 1996 was 9.2%. The fiscal 1996 provision consisted primarily of Barnett's federal and state taxes for the period of April 3 through June 30, 1996 and foreign taxes and the alternative minimum tax. Differences between the effective tax rate and the statutory rate are primarily the result of the utilization of loss carryforwards, state and foreign taxes and goodwill amortization which is not deductible for tax purposes.

REVERSAL OF LOSS ON DISPOSAL

         Upon consummation of the Barnett Public Offering, the Company ceased its efforts to sell Consumer Products. The $11.0 million loss recorded in fiscal 1995 was reversed in fiscal 1996.

YEAR ENDED JUNE 30, 1995 VS. YEAR ENDED JUNE 30, 1994

NET SALES

         The Company's net sales increased $17.2 million, or 8.0%, to $232.3 million in fiscal 1995 from $215.1 million in fiscal 1994. Excluding the results of Belanger, which was sold by the Company in October 1993, net sales increased 8.8%.

         Barnett's net sales increased $13.9 million, or 14.6%, to $109.1 million in fiscal 1995 from $95.2 million in fiscal 1994. Approximately 91.8% of the increase in Barnett's net sales is attributable to the telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 13 telesalespersons in fiscal 1995. Contributing to the overall increase in net sales was a net increase of 200 in the total number of products offered by Barnett which generated approximately $6.9 million of additional net sales and an increase of active customers to 38,000 from 36,000 which accounted for approximately $3.8 million of the net sales increase. The increased net sales can also be partially attributed to Barnett's other successful marketing programs, including the introduction of a new catalog in January fiscal 1995 directed to its hardware store customers, coupled with new merchandising strategies which offer comprehensive customer services.

         Consumer Products' net sales increased $1.3 million, or 1.8%, to $72.0 million in fiscal 1995 from $70.7 million in fiscal 1994. The increase in Consumer Products' net sales was primarily the result of the expansion of Consumer Products' business with several of its large customers. The opening orders for this additional business, which totaled approximately $2.5 million, were shipped during the first fiscal quarter. This increase was offset due to the consolidation of two regional do-it-yourself retailers which resulted in the loss of a customer.

         The Company's net sales from other operations increased $2.0 million, or 4.2%, to $51.2 million in fiscal 1995 from $49.2 million in fiscal 1994. This increase is primarily the result of changes in volume and higher sales prices associated with copper products.

GROSS PROFIT

         Gross profit increased from $74.1 million in fiscal 1994 to $79.9 million in fiscal 1995. Gross profit margin remained at 34.4% for fiscal 1994 and fiscal 1995. Barnett's gross profit margin was favorably affected by the increased sales of private label products, which generally carry a higher gross profit margin, and which increased to 26.6% of Barnett's net sales during fiscal 1995 compared to 26.4% of Barnett's net sales in the prior year period. The favorable effect of increased sales of private label products was offset by increased costs of branded products.

SG&A EXPENSES

         SG&A expenses increased by $5.6 million, or 9.8%, to $62.5 million for fiscal 1995 from $56.9 million for the prior year period. Excluding the impact of the sale of Belanger, SG&A expenses increased 10.8%. The increase in SG&A expenses as a percentage of net sales was 26.9% in fiscal 1995 compared to 26.4% in fiscal 1994 was principally due to increased selling and occupancy costs, which were partially offset by the leveraging of fixed costs, primarily administrative expenses, over a larger sales base. SG&A expenses also increased due to Barnett's August 1995 relocation of its telesales operations to a new 9,000 square foot "call center" and the expansion or relocation of several of Barnett's distribution centers.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the fiscal 1995 fourth quarter, the Company downsized Consumer Products' distribution network from four locations to three and as a result incurred warehouse closure costs of $2.8 million. During fiscal 1994, the Company was unable to come to terms with a buyer for its LeRan/Madison operations which were held for sale as of June 30, 1993. The Company evaluated the carrying value of the assets previously held for sale and concluded that no further writedown was required in excess of the $2.0 million reserve previously established. Therefore, the reversal of the accrued loss on disposal in the second quarter of 1994 was offset by the writedown of assets to net realizable value and the accrual for relocation of the administrative offices.

INTEREST EXPENSE

         Interest expense increased to $26.4 million for fiscal 1995 from $21.3 million in the prior year period. Average borrowings increased from $172.2 million to $198.7 million between periods and the weighted average interest rate increased from 12.4% to 13.3% during the same period. The increase in average borrowings outstanding was due to increased working capital needs, as well as the impact of additional debt incurred to fund expenses related to the Corporate Restructuring.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

         Pre-tax results decreased to a loss of $11.7 million in fiscal 1995 from a loss of $4.1 million in fiscal 1994 due to the restructuring charge of $2.8 million discussed above and higher interest expense. Pre-tax results include foreign operations' loss of $0.4 million in fiscal 1995 and income of $1.0 million in fiscal 1994. This decrease in the foreign operations' results between years is primarily the result of a non-recurring gain on the sale of property in fiscal 1994.

INCOME TAXES

         The provision for income taxes was $0.3 million for fiscal 1995 compared to $0.4 million in the prior year and represents state and foreign taxes. In accordance with the provisions of SFAS 109, the Company was unable to benefit losses in both fiscal fiscal 1995 and fiscal 1994.

LOSS ON DISPOSAL

         The Company recognized a loss on disposal of Consumer Products of $11.0 million in the fiscal 1995 fourth quarter. As discussed above, as a result of the consummation of the Barnett Public Offering on April 3, 1996, the Company ceased its efforts to sell the Consumer Products business. Therefore, the loss on disposal of $11.0 million recorded as of June 30, 1995 was reversed in fiscal 1996.

         The Company also recorded a loss from discontinued operations of $3.2 million, as well as a loss on the disposal of Ideal of approximately $38.3 million in fiscal 1994.

FISCAL 1994 VERSUS FISCAL 1993

NET SALES

         The Company's net sales for fiscal 1994 totaled $215.1 million compared with $204.8 million in fiscal 1993, an increase of 5.0%. The Company's net sales were adversely affected by the sale of Belanger in October 1993. Belanger's net sales for fiscal 1994 totaled $1.5 million compared with $6.3 million in fiscal 1993. Net sales increased 7.6% after excluding the impact of Belanger. The net sales increase is primarily the result of the continued growth of Barnett. Barnett's net sales increased $12.3 million, or 14.9%, from $82.9 million in fiscal 1993 to $95.2 million in fiscal 1994. Sales of new products accounted for $7.2 million of the increase. The remainder of Barnett's increase was the result of opening additional distribution centers during fiscal 1994, increasing the total number of distribution centers to 28. Also contributing to the overall increase in net sales from continuing operations was increased net sales from Consumer Products. Consumer Products net sales increased $3.2 million, or 4.8%, from $67.5 million in fiscal 1993 to $70.7 million in fiscal 1994. The increase in Consumer Products' net sales is primarily the result of the sale of additional existing product lines to several of its existing customers. Management believes that the change in the continuing operation's net sales is primarily the result of changes in volume.

GROSS PROFIT

         The Company's gross profit increased from 32.5% in fiscal 1993 to 34.4% in fiscal 1994. The increase in the Company's gross margin is primarily a result of improved margins at Barnett. Barnett's gross margin has been favorably impacted by increased sales of higher margin proprietary branded products. Also contributing to the increase in gross margins were improved gross margins at Consumer Products. Consumer Products' margin increased as a result of proportionately higher sales of higher margin packaged products during the latter part of fiscal 1994. Overall, the Company's gross margins were favorably impacted by an increase in the percentage of products purchased from foreign sources. Such products typically generate higher gross margins than products purchased domestically. The sale of Belanger had no significant effect on gross margin. The fiscal 1994 and 1993 cost of sales for Consumer Products have been restated to reflect the correction of an intercompany inventory reconciling item. The result was to increase cost of sales by $1.0 million and $0.9 million in fiscal 1994 and 1993, respectively, and reduce the gross profit margin by 0.5% in both years. Excluding the impact of Belanger, gross margin would have been 32.9% in fiscal 1993 as compared to 34.6% in fiscal 1994.

SG&A EXPENSES

         The Company's operating expenses increased 1.4% for fiscal 1994 from $56.1 million in fiscal 1993 to $56.9 million in fiscal 1994. As discussed below, prior year operating expenses included approximately $1.2 million of additional amortization expense relating to an accounting change. Excluding the impact of this additional amortization, as well as the sale of Belanger, operating expenses increased 6.9% from $52.7 million in fiscal 1993 to $56.4 million in fiscal 1994. This increase was due primarily to higher operating expenses at Barnett. Barnett's operating expenses increased approximately $2.8 million. The majority of the increases in Barnett's operating expenses related to increased warehouse and selling and advertising costs. The increase in warehouse and selling and advertising costs were $0.7 million and $1.1 million, respectively. These increases primarily related to the opening of new distribution centers and increased promotional activity during fiscal 1994. Consumer Products' operating expenses increased approximately $0.5 million, or 2.9% between years.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         As discussed below, the Company recorded a $6.8 million restructuring charge during fiscal 1993.

OPERATING INCOME

         The Company's operating income totaled $17.2 million or 8.0% of net sales in fiscal 1994 compared to $3.8 million or 1.8% of net sales in fiscal 1993. The restatement to reflect the correction of an intercompany inventory reconciling item, as described in the gross profit discussion, decreased operating income by $1.0 million and $0.9 million in fiscal 1994 and 1993, respectively. Fiscal 1993 operating income included a $6.8 million restructuring charge, as well as $1.2 million of additional amortization expense relating to an accounting change, as discussed below and in Notes 3 and 4 to the Consolidated Financial Statements. The impact of the sale of Belanger on operating income was not significant.

INTEREST EXPENSE

         The Company's interest expense totaled $21.3 million in fiscal 1994 compared to $20.4 million in fiscal 1993. Average borrowings increased from $159.1 million in fiscal 1993 to $172.2 million in fiscal 1994. The increase in average borrowings outstanding is due to increased working capital needs and the Company's May 1994 debt restructuring. The weighted average interest rate decreased from 12.9% in fiscal 1993 to 12.4% in fiscal 1994. The decrease in the weighted average interest rate results from proportionally higher borrowings under the Company's revolving credit facilities during fiscal 1994. Revolving credit facility borrowings bear lower interest rates than the Company's other indebtedness.

INCOME TAXES

         In accordance with provisions of SFAS 109, the Company is unable to benefit losses in the current year. The Company has $59.6 million of available domestic net operating loss carryforwards which expire through 2009, the benefit of which has been reduced 100% by a valuation allowance. This includes amounts relating to the disposition of Ideal.

         The provision for income taxes for both fiscal years 1993 and 1994 represents state and foreign taxes.

LOSS FROM CONTINUING OPERATIONS

         The Company's loss from continuing operations totaled $4.5 million in fiscal 1994 compared to $16.8 million in fiscal 1993.

DISCONTINUED OPERATIONS

         The Company's net loss from discontinued operations totaled $3.2 million in fiscal 1994 compared to $11.2 million in fiscal 1993. The Company also recognized a loss on the disposal of Ideal of approximately $38.3 million in the fiscal 1994 third quarter.

EXTRAORDINARY CHARGE

         The Company recognized a $6.8 million extraordinary charge, without tax benefit, in fiscal 1994. Approximately $6.6 million of the extraordinary charge relates to the refinancing of the $50 million of Senior Subordinated Notes as well as borrowings under the domestic bank credit facilities. The extraordinary charge included the fees paid upon the exchange of the Senior Subordinated Notes along with the accelerated amortization of unamortized debt discount and issuance costs. The remainder of the extraordinary charge, $0.2 million which primarily represents the accelerated amortization of unamortized debt discount and issuance costs, results from the Company's repurchase pursuant to a mandatory repurchase obligation of $1.9 million of its 9.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures").

NET LOSS

         The Company's net loss for fiscal 1994 totaled $52.9 million compared with a net loss of $30.1 million in fiscal 1993. The fiscal 1994 and 1993 net loss includes the effect of the restatement for the correction of an intercompany inventory reconciling item which increased the loss by $1.0 million and $0.9 million, respectively. The fiscal 1993 net loss also includes a $2.1 million charge for the cumulative effect of a change in accounting for distribution center start-up and catalog development costs, which was made during the fourth quarter of fiscal 1993 and was applied retroactively to July 1, 1992.

FISCAL 1993 VERSUS FISCAL 1992

NET SALES

         The Company's net sales for fiscal 1993 totaled $204.8 million compared with $197.7 million in fiscal 1992, an increase of 3.6 %. Barnett's net sales increased 14.9 % from $72.1 million in fiscal 1992 to $82.9 million in fiscal 1993. New product introductions accounted for $5.6 million of this increase. In addition, the new catalog of maintenance products introduced in January 1992 generated approximately $2.2 million in incremental sales. The remainder of Barnett's increase was the result of the opening of additional distribution centers, as well as the growth of Barnett's existing customer base. Barnett opened three additional distribution centers during fiscal 1993, increasing the total number of distribution centers to 26. The increase from Barnett was offset in part by lower net sales from Consumer Products. Consumer Products' net sales totaled $67.5 million in fiscal 1993 compared with $70.0 million in fiscal 1992, a decrease of 3.6%. Management believes that the change in the domestic operations' net sales is primarily the result of changes in volume.

GROSS PROFIT

         The Company's gross margin was 32.5% in fiscal 1993, compared with 35.6% in fiscal 1992. Barnett's gross margin declined approximately one-half of one percentage point and Consumer Products' gross margin declined approximately four percentage points. The majority of Consumer Product's decline in margin is attributable to proportionately lower sales of higher margin packaged products as well as competitive pressures within its markets relating to the pricing of new business. Consumer Products' margins continued to decline during the first part of fiscal 1994, however, it improved during the latter part of that year. Also impacting fiscal 1993 and 1992 results is the increase in cost of sales of $0.9 million and $0.2 million, respectively, to correct an intercompany inventory reconciling item. The result was to reduce gross profit by 0.5% and 0.1% in fiscal 1993 and 1992, respectively.

SG&A EXPENSES

         The Company's operating expenses totaled $56.1 million, or 27.4% of net sales, in fiscal 1993 compared with $51.8 million, or 26.2% of net sales, in fiscal 1992, an increase of $4.3 million, or 8.2%. Approximately $1.2 million of this increase relates to accelerated amortization of certain distribution start-up and catalog development costs during fiscal 1993 to conform with prevailing industry practice. This change was made during the fourth quarter and was applied retroactively to July 1, 1992. The effect of this change on fiscal 1993 results was to increase amortization expense by $1.2 million. This increase is primarily the result of the introduction of a new catalog, and in management's opinion, was not indicative of the expected impact of accelerated amortization on future operating results. The cumulative effect of this change on prior years totaled $2.1 million, without tax benefit, and is reported separately in the statement of operations as a change in accounting. Excluding the impact of this item, operating expenses were up 6.7% primarily due to increases at Barnett. Barnett's operating expenses (excluding the accelerated amortization) increased approximately $2.1 million, or 13.4%, which is less than Barnett's 14.9% increase in net sales between the years. Approximately $1.3 million of Barnett's increase in operating expenses is related to the opening of new distribution centers. Consumer Products' operating expenses increased approximately $0.4 million between years.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         In fiscal 1993, the Company recorded $6.8 million of restructuring and other nonrecurring charges. In fiscal 1992, the Company recorded $3.9 million of restructuring and other nonrecurring charges which represented a capital loss realized from the sale of the Company's portfolio of debt securities.

         The fiscal 1993 restructuring charge consisted of $4.6 million related to the expected losses in connection with the disposal of three small operating units. The decision to dispose of the three entities was based in part on the Company's strategy to refocus and build on its core businesses in the U.S. (i.e., Consumer Products and Barnett). The Company completed the sale of one of these operating units in October 1993. The Company was unable to come to terms with the prospective buyer of the other two entities and the consummation of a sale of these businesses is not expected to occur in the foreseeable future, if at all. The remainder of the restructuring charge included $1.6 million of costs incurred to consolidate administrative functions and transfer two of Consumer Products' domestic packaging facilities to Mexico. These costs principally consist of lease and severance termination costs of $0.5 million, relocation costs, including payroll and freight costs of $0.5 million, and a write-off of fixed assets of $0.1 million. The relocation to Mexico was done in order to take advantage of that country's lower labor costs which are expected to benefit the Company annually through increased margins. No additional cash disbursements relating to the $1.6 million restructuring charge were incurred. The remaining $0.6 million related to the Company's decision not to proceed with the securities offering of Barnett in fiscal 1993.

OPERATING INCOME

         The Company's operating income totaled $3.8 million in fiscal 1993 compared with $14.7 million in fiscal 1992, a decrease of 74.2%. Fiscal 1993 results were negatively impacted by the $6.8 million restructuring charge, the correction of an intercompany inventory reconciling item of $0.9 million, and the $1.2 million of accelerated amortization, all described above. The remainder of the decrease was primarily attributable to a $3.4 million decline in Consumer Products' gross profit.

INTEREST EXPENSE

         The Company's net interest expense totaled $20.4 million for fiscal 1993 compared with $20.0 million for fiscal 1992, an increase of 1.7%. Average borrowings outstanding totaled $159.1 million in fiscal 1993, as compared with $159.7 million in fiscal 1992. The weighted average interest rate for fiscal 1993 was 12.9% compared with 13.2% for the prior year.

LOSS FROM CONTINUING OPERATIONS

         The Company's fiscal 1993 loss from continuing operations totaled $16.8 million compared with a loss of $4.6 million in fiscal 1992.

DISCONTINUED OPERATIONS

         The Company's fiscal 1993 net loss from discontinued operations totaled $11.2 million compared with net income of $1.1 million in fiscal 1992.

NET INCOME (LOSS)

         The Company's fiscal 1993 net loss totaled $30.1 million and included a $2.1 million charge for the cumulative effect of the change in accounting discussed above. The net loss for fiscal 1992 was $4.6 million and included a $1.2 million extraordinary charge for the early repayment of debt. The fiscal 1993 and 1992 net loss includes the effect of the restatement for the correction of an intercompany inventory reconciling item which increased the net loss by $0.9 million and $0.2 million, respectively. The Company was not able to benefit any of its fiscal 1993 losses for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         On February 1, 1996, Barnett filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of its common stock. On March 28, 1996, the registration statement with respect to the Barnett Public Offering was declared effective and on April 3, 1996, the Barnett Public Offering was consummated. In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. As a result of the Company's conversion of a portion of the convertible non-voting preferred stock of Barnett, which is owned solely by Waxman USA, to Barnett Common Stock during the fiscal 1996 fourth quarter, as of June 30, 1996, the Company owned approximately 49.9% of the Barnett Common Stock and, together with the convertible non-voting preferred stock, approximately a 54% economic interest in the capital stock of Barnett.

         Of the $47.7 million of net proceeds received by Barnett in the Barnett Public Offering, Barnett used (i) $23.0 million to repay all of the outstanding indebtedness borrowed by it under the secured credit facility (the "Operating Companies Revolving Credit Facility"), among Citicorp USA, Inc. as agent, Barnett, Consumer Products and WOC, (ii) $22.0 million to pay a dividend evidenced by a note payable to Waxman USA, and (iii) $2.7 million for working capital. The $44.9 million of net proceeds received by Waxman USA from the Barnett Public Offering, together with payment from Barnett of the $22.0 million note payable described above, were, or will be, applied primarily to repay debt including (i) all of the $39.2 million principal amount of the Company's Senior Secured Notes plus accrued interest and redemption premium of approximately $1.7 million, thereby eliminating the mandatory sinking fund requirements relating to the Senior Secured Notes which were scheduled to commence in September 1996, and
(ii) $5.0 million of the $10.0 million outstanding indebtedness and accrued interest under the secured term loan (the "Term Loan") among Citibank, N.A., as agent, Barnett, Consumer Products and WOC. The remaining net proceeds received by Waxman USA (approximately $21.0 million) are intended to be used to (i) reduce additional outstanding indebtedness borrowed by Consumer Products or WOC under the New Credit Agreement and/or (ii) retire the Company's 12 3/4% Senior Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and/or Senior Notes and/or (iii) reinvest in Consumer Products' and/or WOC's businesses.

         The Company's business strategy includes reducing its leverage by the sale of selected assets and refinancing its remaining indebtedness whenever possible. These selected assets may include the shares of Barnett Common Stock owned by the Company, the value and liquidity of which appears to have been greatly enhanced as a result of the Barnett Public Offering. In addition, the Company believes that the Barnett Public Offering will be beneficial to the growth and earnings potential of Barnett. In connection with the Barnett Public Offering and pursuant to the requirements of certain debt agreements, if the Company does not utilize the proceeds from the Barnett Public Offering pursuant to the terms described above, the Company will be required to repay its outstanding obligations under the New Credit Agreement.

         On April 3, 1996, the Company, through its wholly-owned subsidiary Waxman USA, consummated the offer to exchange $48.75 million principal amount of Senior Notes for a like amount of the outstanding Senior Subordinated Notes and, in connection therewith, solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.03 million of Senior Subordinated Notes were exchanged. The Senior Notes were not registered under the Act, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. The amendments to the Senior Subordinated Note indenture eliminated virtually all of the restrictive covenants and events of defaults previously contained in such indenture. The Private Exchange Offer decreased the Company's cash interest burden and extended the maturity of the Senior Subordinated Notes exchanged until June 1, 2001.

         In connection with the Barnett Public Offering, the Company entered into an amendment and restatement of the Operating Companies Credit Facility (the "Restated Credit Agreement") to provide for, among other things, the Restated Term Loans and a release of Barnett from such lending arrangements. On June 28, 1996, the Company refinanced the Restated Credit Agreement with the New Credit Agreement provided by BankAmerica Business Credit, Inc. The New Credit Agreement provides for, among other things, an approximate three year secured credit facility providing for revolving credit advances of up to $30.0 million and New Term Loans of up to $5.0 million.

         The New Credit Agreement provides for a revolving credit advances of
(a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) Bank of America's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The New Credit Agreement includes a letter of credit subfacility of $2.0 million. New Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the New Credit Agreement. Borrowings under the New Credit Agreement are secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of Consumer Products and WOC (the "Borrowers"). In addition, New Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.5% of all outstanding Barnett Common Stock). The New Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The New Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default, and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at June 30, 1996.

         The New Credit Agreement contains events of default which include the following: (i) any Borrower shall fail to make any payment of principal or interest or any other amount due under the agreements related to the New Credit Agreement or fail to perform any covenant (after the expiration of any applicable grace period) thereunder, or any representation or warranty made in connection therewith shall prove to have been incorrect in any material respect when made or deemed made; (ii) any Borrower shall fail to pay any indebtedness having a principal amount of $250,000 or more; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such indebtedness, if the effect of such event or condition is to accelerate, or to permit the acceleration of (after the expiration of any applicable grace period), the maturity of such indebtedness; or any such indebtedness shall become or be declared to be due and payable, or required to be repaid (other than by a regularly scheduled required prepayment), or the Borrowers shall be required to repurchase or offer to repurchase such indebtedness, prior to the stated maturity thereof; (iii) certain events of bankruptcy with respect to the Borrowers; (iv) there shall occur any Change of Control (as defined in the New Credit Agreement); and (v) there shall occur an event which would have a Material Adverse Effect (as defined in the New Credit Agreement). As a result of the foregoing Material Adverse Effect clause and the requirement to maintain cash collateral accounts, the borrowings under the New Credit Agreement and New Term Loans have been classified as a current liability.

         As of June 30, 1996, availability under the New Credit Agreement totaled approximately $16.2 million.

         Since the consummation of the Barnett Public Offering, the cash flow generated by such operations is no longer available to the Company. The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products' largest customers, Kmart and its subsidiary, Builders Square, accounted for approximately 42.3% and 43.6% of Consumer Products' total net sales in fiscal 1996 and fiscal 1995, respectively. The Company has been advised by Kmart that it is in the process of conducting a review of its supply arrangements with its suppliers of plumbing and hardware products, including Consumer Products, and will make a decision regarding which vendors it will utilize by the end of December 1996. Although the Company has had a long relationship with Kmart, there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue. In the event Consumer Products were to either lose Kmart as a customer or Kmart were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

         The Company has a tax liability for the year ended June 30, 1996 as a result of the gain from the Barnett Public Offering. The gain was substantially offset by net operating loss carryforwards, thus reducing the tax liability at June 30, 1996 to the alternative minimum tax amount. Also as a result of the Barnett Public Offering, Barnett is no longer included in the Company's consolidated tax return. Therefore, the Company's remaining net operating loss carryforwards are not available to offset Barnett's taxable income after April 3, 1996, the consummation date of the Barnett Public Offering.

         The Company does not have any commitments to make substantial capital expenditures.

         The Company believes that the funds generated from operations along with the funds available under the New Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until June 1, 1999 (the date that the $5.7 million principal payment is due on the Senior Subordinated Notes) or, if the Company is able to refinance the Senior Subordinated Notes, December 1, 1999 (the date that the cash interest becomes payable by the Company under the Deferred Coupon Notes). There can be no assurance that the Company will be able to pay cash interest on the Deferred Coupon Notes commencing in December 1999 or that the Company will be able to refinance the Senior Subordinated Notes or the Deferred Coupon Notes.

DISCUSSION OF CASH FLOWS

         Net cash provided by operations was $5.2 million in fiscal 1996 due mainly to an increase in current liabilities partially offset by increases in accounts receivable at Barnett. Cash flow provided by investments totaled $85.9 million and included net proceeds from the sale of Barnett Common Stock totaling $92.6 million. Capital expenditures totaled $5.2 million. Cash flow used for financing totaled $90.7 million. Net repayments under the Company's credit facilities and Term Loan totaled $49.4 million as well as additional debt repayments of $40.2 million for the retirement of the Senior Secured Notes.

         At June 30, 1996, the Company had working capital of $50.7 million and a current ratio of 2.0 to 1.

ITEM 8.             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders and Board of Directors of Waxman Industries, Inc.:


         We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 1996, 1995, 1994, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the five years in the period ended June 30, 1996. As explained in Note 13, certain financial statements as of and for the years ended prior to June 30, 1996 have been restated. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and subsidiaries as of June 30, 1996, 1995, 1994, 1993 and 1992, and the results of their operations and their cash flows for each of the five years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         As explained in Notes 3 and 4 to the financial statements, in fiscal 1996, the Company changed its method of accounting for long-lived assets and procurement costs and, in fiscal 1993, the Company changed its method of accounting for distribution center start-up and catalog development costs.








Cleveland, Ohio,                                             Arthur Andersen LLP
October 7, 1996.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1996, 1995, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                     ASSETS

                                           1996          1995          1994          1993          1992
                                        ---------     ---------     ---------     ---------     ---------
                                                       RESTATED      RESTATED      RESTATED      RESTATED
                                                      ---------     ---------     ---------     ---------
CURRENT ASSETS:
  Cash                                  $   2,460     $   2,106     $   2,026     $     406     $     194
  Accounts receivable, net                 37,226        34,989        37,216        36,272        36,235
  Inventories                              59,883        71,162        78,669        71,642        79,925
  Net assets (liabilities) of
  discontinued operations                      --            --          (421)       29,156        42,183
  Net assets held for sale                     --            --            --         3,086            --
  Prepaid expenses                          4,096         4,948         4,987         4,987         7,810
                                        ---------     ---------     ---------     ---------     ---------
      Total current assets                103,665       113,205       122,477       145,549       166,347
                                        ---------     ---------     ---------     ---------     ---------
PROPERTY AND EQUIPMENT:
  Land                                      1,393         1,520         1,461         1,420         1,441
  Buildings                                11,842        13,573        12,421        11,213        10,808
  Equipment                                23,090        20,652        20,655        18,824        19,848
                                        ---------     ---------     ---------     ---------     ---------
                                           36,325        35,745        34,537        31,457        32,097
Less accumulated depreciation and
amortization                              (18,597)      (16,364)      (17,163)      (14,784)      (13,321)
                                        ---------     ---------     ---------     ---------     ---------
Property and equipment, net                17,728        19,381        17,374        16,673        18,776
                                        ---------     ---------     ---------     ---------     ---------
COST OF BUSINESSES IN EXCESS OF NET
ASSETS ACQUIRED, NET                       13,318        24,010        24,774        25,498        28,199

UNAMORTIZED DEBT ISSUANCE COSTS, NET        5,008         9,875        10,284         3,935            --

OTHER ASSETS                                2,918         3,273         5,834         5,570        15,309
                                        ---------     ---------     ---------     ---------     ---------
                                        $ 142,637     $ 169,744     $ 180,743     $ 197,225     $ 228,631
                                        =========     =========     =========     =========     =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1996, 1995, 1994, 1993 AND 1992
                      (in thousands except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1996          1995          1994          1993          1992
                                                  ---------     ---------     ---------     ---------     ---------
                                                                 restated      restated      restated      restated
                                                                ---------     ---------     ---------     ---------
CURRENT LIABILITIES:
  Current portion of long-term debt               $  10,972     $  59,844     $  56,523     $   2,493     $   2,107
  Accounts payable                                   28,607        21,892        20,427        19,934        28,912
  Accrued liabilities                                 9,892         4,780         4,406         4,083         5,692
  Accrued income taxes payable                        2,037            --            --            --            --
  Accrued interest                                    1,441         2,155         2,101         2,609         2,600
                                                  ---------     ---------     ---------     ---------     ---------
      Total current liabilities                      52,949        88,671        83,457        29,119        39,311
                                                  ---------     ---------     ---------     ---------     ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                  863         1,204         1,684        22,567         9,662

SENIOR SECURED DEFERRED COUPON NOTES                 62,723        54,875        48,031            --            --
SENIOR NOTES                                         43,026            --            --            --            --
SENIOR SUBORDINATED NOTES                             5,724        48,750        48,750        98,750        98,750
SENIOR SECURED NOTES                                     --        38,786        38,675        38,563        38,451
CONVERTIBLE SUBORDINATED NOTES                           --           155           155         2,030         2,030

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATE          20,606            --            --            --            --

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share:
authorized and unissued 2,000 shares                     --            --            --            --            --
Common stock, $0.01 par value per share:
22,000 shares authorized: 9,693, 9,495, 9,490,
9,424 and 9,411 shares issued, respectively              96            95            95            94            94
Class B common stock, $.01 par value per
share: 2,153, 2,217, 2,222, 2,238 and 2,251
shares issued, respectively                              22            23            23            23            23
Paid-in capital                                      21,419        21,098        21,098        18,467        18,467
Retained deficit                                    (64,503)      (83,698)      (60,625)       (7,737)       23,335
                                                  ---------     ---------     ---------     ---------     ---------
                                                    (42,966)      (62,482)      (39,409)       10,847        41,919
  Cumulative currency translation adjustment           (288)         (215)         (600)       (4,651)       (1,492)
                                                  ---------     ---------     ---------     ---------     ---------
      Total stockholders' equity                    (43,254)      (62,697)      (40,009)        6,196        40,427
                                                  ---------     ---------     ---------     ---------     ---------
                                                  $ 142,637     $ 169,744     $ 180,743     $ 197,225     $ 228,631
                                                  =========     =========     =========     =========     =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                     --------------------------
                                                    1996          1995          1994          1993          1992
                                                 ---------     ---------     ---------     ---------     ---------
                                                                              restated      restated      restated
                                                                             ---------     ---------     ---------
Net sales                                        $ 235,067     $ 232,304     $ 215,112     $ 204,778     $ 197,738
Cost of sales                                      160,556       152,368       141,011       138,144       127,315
                                                 ---------     ---------     ---------     ---------     ---------
Gross profit                                        74,511        79,936        74,101        66,634        70,423
Selling, general and administrative expenses        70,628        62,481        56,888        56,081        51,824
Restructuring and other non-recurring charges       19,507         2,779            --         6,762         3,900
                                                 ---------     ---------     ---------     ---------     ---------
Operating (loss) income                            (15,624)       14,676        17,213         3,791        14,699
Gain on sale of Barnett stock                       65,917            --            --            --            --
Interest expense, net of interest income
of $157, $0, $14, $5 and $978, respectively         24,264        26,411        21,334        20,365        20,025
                                                 ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations
before income taxes, minority interest,
discontinued operations, extraordinary
loss and cumulative effect of change in
accounting                                          26,029       (11,735)       (4,121)      (16,574)       (5,326)
Provision (benefit) for income taxes                 2,395           338           351           216          (768)
                                                 ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations
before minority interest, discontinued
operations, extraordinary loss and cumulative
effect of change in accounting                      23,634       (12,073)       (4,472)      (16,790)       (4,558)
Minority interest in consolidated affiliate            975            --            --            --            --
Discontinued operations:
  Income (loss) from discontinued operations            --            --        (3,249)      (11,240)        1,146
  Reversal of loss and (loss) on disposal of
  business                                          11,000       (11,000)      (38,343)           --            --
                                                 ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary loss and
cumulative effect of change in accounting           33,659       (23,073)      (46,064)      (28,030)       (3,412)
Extraordinary loss                                   6,251            --         6,824            --         1,186
Cumulative effect of change in accounting            8,213            --            --         2,110            --
                                                 ---------     ---------     ---------     ---------     ---------
Net income (loss)                                $  19,195     $ (23,073)    $ (52,888)    $ (30,140)    $  (4,598)
                                                 =========     =========     =========     =========     =========

                                                    1996             1995           1994        1993         1992
                                                     ----             ----           ----        ----         ----
                                                                                 restated    restated     restated
                                                                                 --------    --------     --------
Primary earnings (loss) per share:
From continuing operations before minority
interest, discontinued operations, extraordinary
loss and cumulative effect of change in accounting     $  2.00     $  (1.03)    $   (.39)    $  (1.44)    $  (.46)
  Minority interest in consolidated  affiliate            (.08)                       --           --          --
  Discontinued operations:
    Income(loss) from discontinued operations               --           --         (.28)        (.96)        .11
    Reversal of loss and (loss) on disposal of
    business                                               .93         (.94)       (3.28)          --          --
  Extraordinary loss                                      (.53)          --         (.58)          --        (.12)
  Cumulative effect of change in  accounting              (.69)          --           --         (.18)         --
                                                       -------     --------     --------     --------     -------
                                                       $  1.63     $  (1.97)    $  (4.53)    $  (2.58)    $  (.47)
                                                       =======     ========     ========     ========     =======
Fully diluted earnings (loss) per share:
From continuing operations before minority
interest, discontinued operations, extraordinary
loss and cumulative of change in accounting            $  1.73     $  (1.03)    $   (.39)    $  (1.44)    $  (.46)
 Minority interest in consolidated affiliate              (.07)       --              --           --          --
 Discontinued operations:
    Income (loss) from discontinued operations             --           --          (.28)        (.96)        .11
    Reversal of loss and (loss) on disposal
     of business                                           .81         (.94)       (3.28)          --          --
 Extraordinary loss                                       (.46)          --         (.58)          --        (.12)
 Cumulative effect of change in  accounting               (.60)          --           --         (.18)         --
                                                       -------     --------     --------     --------     -------
                                                       $  1.41     $  (1.97)    $  (4.53)    $  (2.58)    $  (.47)
                                                       =======     ========     ========     ========     =======

Pro forma effect assuming the changes in
accounting principle are applied retroactively:
   Income (loss) before extraordinary loss             $33,659     $(25,331)    $(42,243)    $(30,339)    $(5,139)
   Net income (loss)                                    27,408      (25,331)     (52,067)     (30,339)     (6,325)
Primary earnings (loss) per share:
   Income (loss) before extraordinary loss             $  2.85     $  (2.16)    $  (3.88)    $  (2.60)    $ (0.52)
   Net income (loss)                                   $  2.32     $  (2.16)    $  (4.46)    $  (2.60)    $ (0.65)
Fully diluted earnings (loss) per share:
   Income (loss) before extraordinary loss             $  2.47     $  (2.16)    $  (3.88)    $  (2.60)    $ (0.52)
   Net income (loss)                                   $  2.01     $  (2.16)    $  (4.46)    $  (2.60)    $ (0.65)

Average Number of Common Shares
Outstanding                                             11,756       11,712       11,674       11,662       9,794
                                                       =======     ========     ========     ========     =======





           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                        Cumulative
                                                              Class B                                    Currency        Total
                                              Common          Common          Paid-in      Retained     Translation   Stockholders'
                                              Stock           Stock           Capital      Deficit       Adjustment       Equity
                                              -----           -----           -------      --------     -----------   -------------
Balance June 30, 1991, as restated           $     72        $     23        $  7,684       $ 29,134        $    953     $ 37,866
   Net loss                                                                                   (4,598)                      (4,598)
   Cash dividends:
   $.12 per common share and
   Class B share                                                                              (1,201)                      (1,201)
   Issuance of common stock                        22                           9,763                                       9,785
   Stock options exercised                                                         20                                          20
   Stock warrants issued                                                        1,000                                       1,000
   Currency translation adjustment                                                                            (2,445)      (2,445)
                                             --------        --------        --------       --------        --------     --------
Balance June 30, 1992, as restated           $     94        $     23        $ 18,467       $ 23,335        $ (1,492)    $ 40,427
   Net loss                                                                                  (30,140)                     (30,140)
   Cash dividends:
   $.08 per common share and
   Class B share                                                                                (932)                        (932)
   Currency translation adjustment                                                                            (3,159)      (3,159)
                                             --------        --------        --------       --------        --------     --------
Balance June 30, 1993, as restated           $     94        $     23        $ 18,467       $ (7,737)       $ (4,651)    $  6,196
   Net loss                                                                                  (52,888)                     (52,888)
   Elimination of currency translation
   adjustment relating to discontinued
   operation (Ideal)                                                                                           6,419        6,419
   Contribution to Profit Sharing Plan              1                             131                                         132
   Stock warrants issued                                                        2,500                                       2,500
   Currency translation adjustment                                                                            (2,368)      (2,368)
                                             --------        --------        --------       --------        --------     --------
Balance June 30, 1994, as restated                 95              23          21,098        (60,625)           (600)     (40,009)
   Net loss                                                                                  (23,073)                     (23,073)
   Currency translation adjustment                                                                               385          385
                                             --------        --------        --------       --------        --------     --------
Balance June 30, 1995, as restated                 95              23          21,098        (83,698)           (215)     (62,697)
   Net income                                                                                 19,195                       19,195
   Conversions of Class B common
   stock                                            1              (1)                                                        --
   Exercise of stock options, warrants
   and convertible notes                                                          321                                         321
   Currency translation adjustment                                                                               (73)         (73)
                                             --------        --------        --------       --------        --------     --------
Balance June 30, 1996                        $     96        $     22        $ 21,419       $(64,503)       $   (288)    $(43,254)
                                             ========        ========        ========       ========        ========     ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Fiscal Year Ended June 30,
                                                                             --------------------------
                                                             1996            1995            1994            1993           1992
                                                             ----            ----            ----            ----           ----
                                                                             restated        restated        restated       restated
                                                                             --------        --------       ---------       --------
Cash From (Used For):
Operations:
    Net income (loss)                                      $ 19,195        $(23,073)       $(52,888)       $(30,140)       $ (4,598)

    Adjustments to reconcile net income (loss) to net
    cash provided by (used
    for) operations:
    Cumulative effect of change in accounting                 8,213              --              --           2,110              --
    Extraordinary loss                                        6,251              --           6,824              --           1,186
    Restructuring and asset impairment loss                  19,507           2,779              --           6,762           3,900
    Gain on sale of Barnett stock                           (65,917)             --              --              --              --
    Non-cash interest                                         7,523           6,648             531              --              --
    Other non-cash charges                                    7,096              --              --              --              --
    (Reversal of loss) and loss on disposal of              (11,000)         11,000              --              --              --
    Consumer Products
    Minority interest in consolidated affiliate                 975              --              --              --              --
    Depreciation and amortization                             8,606           9,078           7,478           8,932           6,525
    Deferred income taxes                                      (500)             --              --              --
    Bad debt provision                                        4,325             692             617             695             562
    Changes in assets and liabilities:
         Accounts receivable, net                            (5,271)           (100)         (1,561)         (2,361)         (2,403)
         Inventories                                           (187)            597          (9,109)            982         (15,464)
         Prepaid expenses                                       852            (161)             --           2,276          (2,285)
         Accounts payable                                     2,960          (1,674)            493          (8,337)         11,050
         Accrued liabilities                                  2,597          (1,187)           (185)         (1,691)           (878)
         Other, net                                             (74)            385           4,054          (3,159)         (2,444)
         Change in net assets of discontinued operations         --            (421)         29,577          13,027           6,646
                                                           --------        --------        --------        --------        --------
         Net cash provided by (used for) operations           5,151           4,563         (14,169)        (10,904)          1,797
                                                           ========        ========        ========        ========        ========
Investments:
    Capital expenditures, net                                (5,224)         (5,092)         (3,437)         (1,336)         (3,193)
    Change in other assets                                   (1,523)           (787)         (1,166)         (1,826)         (5,922)
    Net proceeds from sale of business                       92,636              --           3,006              --           4,386
                                                           --------        --------        --------        --------        --------
    Net cash provided by (used for) investments              85,889          (5,879)         (1,597)         (3,162)         (4,729)
                                                           ========        ========        ========        ========        ========

Financing:
    Borrowings under credit agreements                          209,182          241,953        78,822       100,370         37,493
    Payments under credit agreements                           (249,551)        (238,113)      (60,675)      (85,160)       (31,608)
    Borrowings under term loan                                    5,000               --        15,000            --        (60,000)
    Repayments under term loan                                  (14,000)          (1,000)           --            --         48,500
    Repurchase of debt                                               --               --        (1,875)           --        (12,878)
    Debt issuance costs                                          (1,488)          (1,444)      (13,886)           --             --
    Retirement of Senior Secured Notes                          (39,150)              --            --            --             --
    Premium on early retirement of Senior Secured Notes          (1,000)              --            --            --             --
    Dividends paid                                                   --               --            --          (932)        (1,201)
    Issuance of common stock                                        321               --            --            --          9,805
                                                              ---------        ---------     ---------     ---------      ---------
    Net cash (used for) provided by financing                   (90,686)           1,396        17,386        14,278         (9,889)
                                                              ---------        ---------     ---------     ---------      ---------
Net increase (decrease) in cash                                     354               80         1,620           212        (12,821)
Balance, beginning of period                                      2,106            2,026           406           194         13,015
                                                              ---------        ---------     ---------     ---------      ---------
Balance, end of period                                        $   2,460        $   2,106     $   2,026     $     406      $     194
                                                              =========        =========     =========     =========      =========



       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JUNE 30, 1996, 1995, 1994, 1993 AND 1992
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       BASIS OF CONSOLIDATION AND REORGANIZATION

         The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc., its wholly-owned subsidiaries and its affiliate Barnett Inc. (collectively, the "Company"). The Company owns approximately 49.9% of the voting capital stock of Barnett Inc. ("Barnett") and, together with non-voting preferred stock of Barnett owned by the Company, approximately 54% of the capital stock of Barnett (See Note 2 for a description of certain limitations on the Company's ability to convert such preferred stock.). The portion of Barnett not owned by the Company is reflected as minority interest in the accompanying consolidated balance sheets. All significant intercompany transactions and balances are eliminated in consolidation.

         During 1994, the Company restructured its domestic operations such that the Company is now a holding company whose only material assets are the capital stock of its subsidiaries (the "Corporate Restructuring"). As part of the Corporate Restructuring, the Company formed (a) Waxman USA Inc. ("Waxman USA") as a holding company for the subsidiaries that comprise and support the Company's domestic operations, (b) Waxman Consumer Products Group Inc. ("Consumer Products"), a wholly-owned subsidiary of Waxman USA, to own and operate the Company's Consumer Products Group division, and (c) WOC Inc. ("WOC"), a wholly-owned subsidiary of Waxman USA, to own and operate Waxman USA's domestic subsidiaries, other than Barnett and Consumer Products. On May 20, 1994, the Company completed the Corporate Restructuring by (i) contributing the capital stock of Barnett to Waxman USA, (ii) contributing the assets and liabilities of the Consumer Products Group division to Consumer Products, (iii) contributing the assets and liabilities of the Madison Equipment division to WOC, (iv) contributing the assets and liabilities of the Medal Distributing division to WOC, (v) merging U.S. Lock Corporation and LeRan Copper & Brass, Inc., each a wholly-owned subsidiary of the Company, into WOC, (vi) contributing the capital stock of TWI International, Inc. ("TWI") to Waxman USA and (vii) contributing the capital stock of Western American Manufacturing, Inc. ("WAMI") to TWI. This restructuring was accounted for based upon each entity's historical carrying amounts with no impact on the accompanying consolidated financial statements.

         The Company operates in a single business segment - the distribution of plumbing, electrical and hardware products. Substantially all of the Company's sales are derived in the United States.

         B.       RESTRICTED CASH BALANCES

         In accordance with the terms of the New Credit Agreement (as defined in Note 5), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings under the New Credit Agreement. Cash balances represent certain unrestricted operating accounts and accounts of foreign operations.

         C.       ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of allowances for doubtful accounts of $2,219, $1,422, $1,353, $1,352 and $1,112 at June 30, 1996, 1995,
1994, 1993 and 1992, respectively. Bad debt expense totaled $4,325 in 1996, including $2.7 million of expense that was included in the $14.8 million charge from the Company's strategic review and reorientation of its operations, $692 in 1995, $617 in 1994, $695 in 1993 and $562 in 1992.

         The Company sells plumbing, electrical and hardware products throughout the United States to D-I-Y retailers, mass merchandisers, smaller independent retailers and plumbing, electrical repair and remodeling contractors. The Company performs ongoing credit evaluations of its customers' financial condition. Consumer Products' largest customers, Kmart and its subsidiary, Builders Square, accounted for 11% of the Company's net sales in 1996, 14% in 1995, 13% in 1994, 12% in 1993 and 11% in 1992 and, as a percentage of Consumer Product's net sales, 42.3%, 43.6%, 35.9%, 35.6% and 30.6% for 1996, 1995, 1994,
1993 and 1992, respectively. During the same periods, the Company's ten largest customers accounted for approximately 23% of net sales in 1996, 24% in 1995, 25% in 1994, 23% in 1993 and 22% in 1992, and approximately 26%, 25%, 28%, 26% and
25% of accounts receivable at June 30, 1996, 1995, 1994, 1993 and 1992, respectively.

         The Company has been advised by Kmart that it is in the process of conducting a review of its supply arrangements with its suppliers of plumbing and hardware products, including Consumer Products, and will make a decision regarding which vendors it will utilize by the end of December 1996. Although the Company has had a long relationship with Kmart, there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue.

         D.       INVENTORIES

         At June 30, 1996, 1995, 1994, 1993 and 1992, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out
(FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. The Company recorded a $4.9 million charge in 1996 in connection with the evaluation of its inventory carrying value during the review of the strategic direction of its operating units (see Note 3).

         E.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods are used. Depreciation expense totaled $3,438 in 1996, $2,814 in 1995, $2,738 in 1994, $2,690 in 1993 and $2,665 in 1992.

         F.       COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

         Cost of businesses in excess of net assets acquired is being amortized primarily over 40 years using the straight-line method. Management has evaluated its accounting for goodwill in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and believes that the net asset is realizable and the amortization period is appropriate. During 1996, the Company determined that $9.8 million of goodwill was impaired at its U.S. Lock division (See Note 3B). Management continues to reevaluate the realizability of these assets. Goodwill amortization expense totaled $718 in 1996, $764 in 1995, $724 in 1994, $725 in 1993 and $756 in 1992.
Accumulated amortization totaled $15,772, $5,233, $4,469, $3,745 and $2,989 at June 30, 1996, 1995, 1994, 1993 and 1992, respectively.

         G.       UNAMORTIZED DEBT ISSUANCE COSTS

         Unamortized debt issuance costs relate to the Company's long-term and short-term debt (see Note 5) and are amortized over the life of the related debt. Amortization expense totaled $1.8 million in 1996, $2.2 million in 1995, $0.8 million in 1994, $0.8 million in 1993 and $0.8 million in 1992, and is included in interest expense. The Company incurred extraordinary charges in 1996, 1994 and 1992 related to the accelerated amortization of unamortized debt issuance costs. (See Notes 2 and 5).

         H.       FOREIGN CURRENCY TRANSLATION

         All balance sheet accounts of foreign subsidiaries are translated at the exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the fiscal year. The resulting translation adjustment is recorded as a component of stockholders' equity. Foreign currency transaction gains or losses are included in the consolidated statements of operations as incurred.

         I.       FINANCIAL STATEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         J.       IMPACT OF NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,". The Company adopted SFAS No. 121 and recorded a charge in 1996 for the impairment of long-lived assets at its U.S. Lock division (See Note 3B). In the event that facts and circumstances in the future indicate that other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.

         In November 1995, the FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes new accounting standards for the measurement and recognition of stock-based awards. SFAS No. 123 permits entities to continue to use the traditional accounting for stock-based awards prescribed by APB Opinion No 25, "Accounting for Stock Issued to Employees," however, under this option, the Company will be required to disclose the pro forma effect of stock-based awards on net income and earnings per share as if SFAS No. 123 had been adopted. SFAS No. 123 is effective in 1997. The Company intends to continue using the provisions of APB Opinion No. 25 in accounting for stock-based awards.

         K.       EARNINGS PER SHARE

         Primary earnings per share are calculated by dividing net income by the weighted average number of common stock and common stock equivalents arising from stock options. Fully diluted earnings per share are calculated by dividing net income by the weighted average number of common stock and common stock equivalents arising from stock options and warrants as if they had been converted at the beginning of the year.

         The number of common shares used to calculate primary and fully diluted earnings per share are as follows:

                         1996                1995                1994              1993               1992
                         ----                ----                ----              ----               ----

Primary                  11,793              11,712              11,674            11,662             9,794
Fully diluted            13,653              11,712              11,674            11,662             9,794


         L.       BASIS OF PRESENTATION

         Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

2.       BARNETT PUBLIC OFFERING AND EXTRAORDINARY CHARGES

         On February 1, 1996, Barnett filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). On March 28, 1996, the registration statement with respect to the Barnett Public Offering was declared effective and on April 3, 1996, the Barnett Public Offering was consummated. In such offering, 7,207.2 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and Waxman USA at an initial public offering price per share of $14.00. As a result of the Company's conversion of a portion of the convertible non-voting preferred stock of Barnett, which is owned solely by the Company, to Barnett Common Stock during the fourth quarter, as of June 30, 1996, the Company owns approximately 49.9% of the Barnett Common Stock and owns approximately a 54% economic interest in the capital stock of Barnett. In connection with the Barnett Public Offering, the Company entered into a standstill agreement with Barnett, pursuant to which the Company agreed not to acquire any securities of Barnett which would result in the ownership by the Company or its subsidiaries of a majority of the Barnett Common Stock. The standstill agreement between the Company and Barnett may only be amended, modified or terminated with the approval of a majority of the independent directors of each of the Company and Barnett. In addition, pursuant to the Certificate of Designations establishing the non-voting convertible preferred stock, the non-voting convertible preferred stock may only be converted to the extent that the aggregate number of shares of Barnett Common Stock issuable upon conversion of the non-voting convertible preferred stock, when added to the number of shares of Barnett Common Stock then held by such holder, would not cause the Company's direct or indirect ownership of Barnett Common Stock to equal or exceed a majority of the outstanding shares of Barnett Common Stock. Since the consummation of the Barnett Public Offering, the cash flow generated by such operation is no longer available to the Company other than the amounts paid to the Company pursuant to the New Intercorporate Agreement (discussed in Note 9) or the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend.

         The Company recorded a $65.9 million pre-tax gain from the sale of Barnett Common Stock.

         Of the $47.7 million of net proceeds received by Barnett in the Barnett Public Offering, Barnett used (i) $23.0 million to repay all of the outstanding indebtedness borrowed by it under the secured credit facility (the "Operating Companies Revolving Credit Facility") among Citicorp USA, Inc. as agent, and Barnett, Consumer Products and WOC, (ii) $22.0 million to pay a dividend evidenced by a note payable to Waxman USA and (iii) $2.7 million for working capital. The $44.9 million of net proceeds received by Waxman USA from the Barnett Public Offering, together with payment from Barnett of the $22.0 million note payable described above, were applied primarily to repay debt including (i) all of the $39.2 million principal amount the Company's 12 1/4% Senior Secured Notes due 1998 and Floating Rate Senior Secured Notes due 1998 (collectively, the "Senior Secured Notes") plus accrued interest and redemption premium of approximately $1.7 million, thereby eliminating the mandatory sinking fund requirements relating to the Senior Secured Notes which were scheduled to commence in September 1996, and (ii) $5.0 million of the $10.0 million outstanding indebtedness and accrued interest under the secured term loan (the "Term Loan") among Citibank, N.A., as agent, and Barnett, Consumer Products and WOC. The remaining net proceeds received by Waxman USA (approximately $21.0 million) are intended to be used to (i) reduce additional outstanding indebtedness borrowed by Consumer Products or WOC under the New Credit Agreement, described in Note 5, and/or (ii) retire the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and/or the Company's 11-1/8% Senior Notes due 2001 (the "Senior Notes") and/or (iii) reinvest in Consumer Products' and/or WOC's businesses.

         The Company recorded an extraordinary charge of approximately $6.3 million in 1996, net of a tax benefit of $0.4 million recorded at Barnett, related to a premium paid on the retirement of the Senior Secured Notes and the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid from the net proceeds of the Barnett Public Offering and Senior Notes and New Credit Agreement, as discussed in Note 5.

3.       MANAGEMENT'S REVIEW OF WHOLLY-OWNED OPERATIONS

         A.       DISCONTINUED OPERATIONS - CONSUMER PRODUCTS

         In August 1995, the Company announced its decision to sell the Consumer Products business and entered into a letter of intent, which subsequently expired, to sell the business for $50 million in cash plus a remaining economic interest in the business sold. Consumer Products was reported as a discontinued operation as of June 30, 1995 and an estimated loss on disposal of $11.0 million was recorded, representing the difference between the net book value of the assets to be sold at June 30, 1995 and the expected net proceeds from the sale.

         Net assets related to Consumer Products at June 30, 1995 consisted of working capital of $49,644, net property and equipment of $5,278, other assets of $10,332 and bank debt of $2,689, before allowance for the estimated loss on disposal. Consumer Products' net sales were $71,971 and operating income was $3,045 in 1995. The 1995 operating income was negatively impacted by the restructuring charge of $2,779 discussed below.

         Upon consummation of the Barnett Public Offering, described in Note 2, the Company has ceased its efforts to sell Consumer Products and instead retains and continues to operate Consumer Products. Prior periods have been restated to conform to the current period presentation of Consumer Products as a continuing operation and the $11.0 million loss on disposal recorded at June 30, 1995 has been reversed in fiscal 1996.

         B.       STRATEGIC REVIEW OF OPERATIONS - FISCAL 1996

         In connection with the likely completion of the Barnett Public Offering and the consequent retention of the Consumer Products business, the Company embarked upon a strategic review of Consumer Products and its other wholly-owned operations, taking into account the difficulties encountered during the sale process of Consumer Products, as well as the recent weaknesses in the industry in which the Company competes. As a result of management's review and refocus on Consumer Products as a continuing operation and consistent with its strategic direction, an $11.9 million charge, primarily for a reduction in the carrying value of day to day operating assets and liabilities, has been recorded by Consumer Products in operating results, which represented an increase of $6.9 million to cost of goods sold and $5.0 million to selling, general and administrative expenses. Such charge included $5.1 million for the impairment and write-down of inventory, $2.7 million for certain accounts receivable balances, $2.0 million representing a portion of the costs of developing a management information system, $0.5 million of abandoned product development costs, and $1.6 million for various liabilities.

         The traditional customers of WOC's operations, smaller retail establishments, have been adversely affected by the movement of large national retailers to expand in more rural locations and to compete with smaller retail establishments. In addition, the market has been increasingly impacted by lower cost foreign sourcing to both domestic and foreign competitors. In connection with management's strategic review of its other wholly-owned operations and as a result of certain business factors affecting these other operations including competition from multi-category retailers and competitive pricing from overseas competitors, the effects of which were exacerbated by excess manufacturing capacity at the Company's foreign facilities. The Company recorded an additional charge of $2.9 million in the 1996 fourth quarter operating results primarily for a reduction in the carrying value of day to day operating assets and liabilities. Such charge included $1.7 million to reduce the carrying value of inventory and other assets at WOC and TWI, $0.4 million of accelerated depreciation as a result of a change in the estimated useful lives of certain property and equipment and $0.8 million for various liabilities.

         In addition, during the fourth quarter of 1996, the Company recorded a $19.5 million pre-tax restructuring and asset impairment charge. Below is a summary of the components of the charge:

                                                     (in millions)

         Exiting product lines                          $ 4.1
         Warehouse closure costs                          1.3
         Reduction of excess capacity                     1.1
         Other                                            0.9
         Asset impairment                                12.1
                                                        -----
                  Total                                 $19.5
                                                        =====


         Exiting product lines: In furtherance of its efforts to strengthen the Consumer Products business, the Company has decided to eliminate its electrical product line and reduce the number of individual products offered in its plumbing and floor care product lines. These actions will enable Consumer Products to reduce fixed costs as well as optimize and focus its product offerings to its major retail customers. The Company is currently winding down the servicing of the electrical product line as well as reducing the number of products offered in its plumbing and floor care product lines and does not expect to incur cash outlays for these reductions. The $4.1 million charge is primarily for the write-down of related inventory of which $1.8 million has been disposed of as of June 30, 1996.

         Warehouse closure costs: During the fourth quarter of 1996, the Company downsized Consumer Products' distribution network from three locations to two, and as a result, incurred warehouse closure costs of $1.3 million. The remaining accrual at June 30, 1996 is $0.8 million. The warehouse closure costs include costs associated with the remaining noncancellable term of an operating lease of $0.3 million, incremental employee salaries and benefits associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.2 million and other miscellaneous expenses associated with the closing of $0.3 million.

         Reduction of excess capacity: With the discontinuance and downsizing of Consumer Products' product lines, the foreign operations which support Consumer Products identified excess capacity in both buildings and equipment. As such, a $1.1 million charge was recorded to reduce the net book value of buildings by $0.8 million and equipment by $0.3 million.

         Other: In connection with the strategic review, a division of WOC discontinued certain product offerings which resulted primarily in a write-down of inventory and excess equipment.

         Asset impairment: The asset impairment charge of $12.1 million relates to the Company's U.S. Lock division. Due to the continued decline in the locksmith industry brought about by the competitive nature of the do-it-yourself retail market, as required by SFAS No. 121 "Accounting for the Impairment of Long Lived Assets and Assets to Be Disposed Of," the Company expensed $9.8 of goodwill and $2.3 million of property and equipment, as the carrying value for the division exceeded its fair value. Fair value was determined based on a multiple of cash flows.

         C.       RESTRUCTURING AND NON-RECURRING CHARGES - FISCAL 1995

         During the fourth quarter of 1995, the Company downsized Consumer Products' distribution network from four locations to three and as a result incurred warehouse closure costs of $2.8 million. The remaining accrual for such closure at June 30, 1996 is $0.4 million. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.8 million, salaries and benefits incurred after operations ceased associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.3 million and disposal of inventory associated with exiting a product line of $1.2 million.

         D.       DISCONTINUED OPERATIONS - IDEAL - FISCAL 1994

         Effective March 31, 1994, the Company adopted a plan to dispose of its Canadian subsidiary, Ideal Plumbing Group, Inc. ("Ideal"). Ideal is reported as a discontinued operation.

         On May 5, 1994, Ideal's Canadian bank filed an involuntary bankruptcy petition against Ideal citing defaults under the bank credit agreements (borrowings under these agreements were non-recourse to the Company). The Canadian court appointed a trustee to liquidate the assets of Ideal. The Company has no liability to the creditors of Ideal as result of Ideal's bankruptcy.

         The loss on disposal, which was recorded by the Company in its consolidated financial statements as of March 31, 1994, totaled $38.3 million, without tax benefit, and represented a complete write-off of the Company's investment in Ideal. The loss included the loss on disposal, a provision for anticipated operating losses until disposal and provisions for other estimated costs to be incurred in connection with the disposal, as well as a $6.4 million foreign currency exchange, loss which resulted from the elimination of the currency translation adjustments relating to Ideal. In accordance with SFAS No.
109. "Accounting for Income Taxes", any tax benefits relating to the loss on disposal have been reduced 100% by a valuation allowance.

         Net assets of the discontinued operation at June 30, 1993 consisted of working capital of $29,879, net plant, property and equipment of $15,171, other assets of $40,561 and bank debt of $56,455 without any allowance for the estimated loss on disposal.

         Summary operating results of the discontinued operation for the periods presented are as follows:

                                                                                1994             1993             1992
                                                                               ------           ------           -----

         Net sales.................................................           $87,265         $153,875         $181,305
         Costs and expenses........................................            90,262          164,684          178,540
                                                                               ------          -------          -------
         Income (loss) before income taxes.........................            (2,997)         (10,809)           2,765
         Income taxes..............................................               252              431            1,619
                                                                              -------         --------         --------
                  Net income (loss)................................           $(3,249)        $(11,240)        $  1,146
                                                                              =======         ========         ========



         E.       STRATEGIC REVIEW OF OPERATIONS - FISCAL 1993 AND FISCAL 1994

         During 1993, as a result of certain actions taken as part of its strategy to refocus and build its existing core businesses in the U.S., the Company recorded a $6,762 restructuring charge. The restructuring charge included an estimate of the loss to be incurred upon the sale of three businesses, including anticipated operating results through the projected disposal dates, and the write-off of intangible assets. Below is a summary of the components comprising the restructuring charges as of June 30, 1993:

Estimated loss on disposal of businesses..........  $4,600
Relocation and consolidation costs................   1,544
Other.............................................     618
                                                    ------
                                                    $6,762
                                                    ======


         The disposal of businesses included three operating entities for which the Company had entered into letters of intent with prospective buyers.

         During October 1993, the Company completed the sale of one of its Canadian operations, H. Belanger Plumbing Accessories, Ltd. (Belanger). The Company sold all of the capital stock of Belanger for approximately U.S. $3 million in cash and a U.S. $0.3 million promissory note. The promissory note was repaid in full in 1995. The loss on the sale of Belanger was approximately $2.6 million.

         The Company was unable to come to terms with the prospective buyer of the other two entities. The Company evaluated the net realizable value of the assets previously held for sale in accordance with its normal ongoing policy regarding impairment and concluded that no further writedown of the net carrying value of the assets was required in excess of the reserve previously established. Therefore, the reversal of the accrued loss on disposal in the second quarter of 1994 was offset by the writedown of assets to net realizable value and the accrual for relocation of the administrative offices. There was no accrual remaining at June 30, 1996.

         F.       FISCAL 1992 NON-RECURRING CHARGE

         During 1992, the Company recorded a $3.9 million non-recurring charge which represented a capital loss realized upon the sale of the Company's portfolio of debt securities.

4.       CHANGES IN ACCOUNTING

         A.       PROCUREMENT COSTS

         Effective July 1, 1995, the Company changed its method of accounting for procurement costs. Procurement costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. The amount capitalized is the consideration paid by the Company to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company believes that amortization in the fiscal year incurred for such costs is consistent with the Company's strategic review of Consumer Products and is preferable due to the uncertainty of today's competitive retail environment. Previously, the Company amortized these costs over the period deemed to be benefited. The cumulative effect of this change on prior years of $8.2 million, without tax benefit, or $(0.69) and $(0.60) primary and fully diluted earnings per share, respectively, is reported separately in the 1996 consolidated statement of operation. The additional effect of the change in 1996 was to decrease the operating loss by $2.1 million. Amortization expense for procurement costs totaled $2.2 million in 1996, $2.8 million in 1995, $2.3 million in 1994, $2.1 million in 1993 and $1.1 million in 1992. Under the old accounting method, at each balance sheet date, the Company reviewed the remaining capitalized balance of procurement costs by customer to ensure realizability of the asset based upon expected future sales and net profit margin.

         B.       DISTRIBUTION CENTER START-UP AND CATALOG DEVELOPMENT COSTS

         Effective July 1, 1992, the Company accelerated its amortization of certain distribution center start-up and catalog development costs. The Company had historically amortized such costs over a period not to exceed five years which, in management's opinion, represented the period over which economic benefits were received. The acceleration of amortization was made to conform with prevailing industry practice. By accelerating amortization, certain costs associated with the opening of new distribution center operations are amortized over a period of twelve months commencing the month in which the distribution center opens. Costs associated with the development and introduction of new catalogs are amortized over the life of the catalog, not to exceed a period of one year.

         The cumulative effect of this change on prior years totaled $2,110 or $.18 per share, and is reported separately in the 1993 consolidated statement of operation, without tax benefit. The additional effect of the change in 1993 was to increase both the loss from continuing operations before extraordinary charge and cumulative effect of accounting change and the net loss by $1,191.

5.       DEBT

         A.       LONG-TERM DEBT

         Total long-term debt consisted of the following:

                                                                                          June 30,
                                                                      1996         1995          1994         1993         1992
                                                                      ----         ----          ----         ----         ----
Barnett Credit Agreement                                               $--          $--           $--          $--          $--
New Credit Agreement                                                 4,915           --            --           --           --
New Term Loans                                                       5,000           --            --           --           --
Operating Companies Revolving Credit Facility,
repaid in fiscal 1996                                                   --       43,710        39,379           --           --
Term Loan, repaid in fiscal 1996                                        --       14,000        15,000           --           --
Domestic Bank Credit Facility, repaid in fiscal 1994                    --           --            --       20,400        5,000
Other notes, maturing through 2007, bearing interest
from 7.4% to 10%, secured by real property                           1,920        3,338         3,828        4,660        6,769
                                                                     -----        -----         -----        -----        -----
                                                                    11,835       61,048        58,207       25,060       11,769
Less:  current portion                                              10,972       59,844        56,523        2,493        2,107
                                                                    ------       ------        ------        -----        -----
         Long-term debt, net of current portion                     $  863      $ 1,204       $ 1,684      $22,567      $ 9,662
                                                                    ======      =======       =======      =======      =======

         In connection with the Barnett Public Offering, Barnett entered into a revolving credit agreement with a bank for an unsecured three-year credit facility providing for borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million (the "Barnett Credit Agreement"). Borrowings under the Barnett Credit Agreement bear interest, at Barnett's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. Barnett is required to pay a commitment fee of 0.1% per annum on the unused commitment. The Barnett Credit Agreement provides funds for working capital and general corporate purposes. At June 30, 1996, Barnett had $3.5 million of outstanding letters of credit. The Barnett Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring Barnett to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. Barnett was in compliance with all covenants at June 30, 1996.

         On June 28, 1996, Consumer Products and WOC (the "Borrowers") entered into a new credit facility (the "New Credit Agreement") provided by BankAmerica Business Credit, Inc. The New Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million ("New Term Loans"). The New Credit Agreement and New Term Loans expire May 31, 1999.

         The New Credit Agreement provides for revolving credit advances of (a) up to 85% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) Bank of America's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The weighted average interest rate on borrowings outstanding under the New Credit Agreement and Operating Companies Revolving Credit Facility was 9.58% in fiscal 1996. The Company is required to pay a commitment fee of 0.5% per annum on the unused commitment. The New Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $1.3 million was outstanding at June 30, 1996. New Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the New Credit Agreement. Borrowings under the New Credit Agreement are secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of the Borrowers. In addition, New Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.5% of all outstanding Barnett Common Stock). The New Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The New Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default, and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and Deferred Coupon Notes of the Company, and contains customary negative, affirmative and financial covenants and conditions such as minimum EBITDA and minimum tangible net worth. The Company was in compliance with all loan covenants at June 30, 1996.

         The New Credit Agreement contains events of default including the following: (i) any Borrower shall fail to make any payment of principal or interest or any other amount due under the agreements related to the New Credit Agreement or fail to perform any covenant (after the expiration of any applicable grace period) thereunder, or any representation or warranty made in connection therewith shall prove to have been incorrect in any material respect when made or deemed made; (ii) any Borrower shall fail to pay any indebtedness having a principal amount of $250,000 or more; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such indebtedness, if the effect of such event or condition is to accelerate, or to permit the acceleration of (after the expiration of any applicable grace period), the maturity of such indebtedness; or any such indebtedness shall become or be declared to be due and payable, or required to be repaid (other than by a regularly scheduled required prepayment), or the Borrowers shall be required to repurchase or offer to repurchase such indebtedness, prior to the stated maturity thereof; (iii) certain events of bankruptcy with respect to the Borrowers; (iv) there shall occur any Change of Control (as defined in the New Credit Agreement); and (v) there shall occur an event which would have a Material Adverse Effect (as defined in the New Credit Agreement). As a result of the Material Adverse Effect clause and the requirement to maintain cash collateral accounts, the borrowings under the New Credit Agreement and New Term Loans have been classified as a current liability.

         As of June 30, 1996, availability under the New Credit Agreement totaled approximately $16.2 million.

         During September 1991, the Company repaid its $60 million domestic term loan using the proceeds of the sale of its Senior Secured Notes along with $10 million of cash on hand. Concurrently, the Company entered into a three-year secured revolving credit agreement with a U.S. bank to provide for working capital needs (the "Domestic Bank Credit Facility"). On May 20, 1994, the Operating Companies entered into the Operating Companies Revolving Credit Facility and Term Loan. The initial borrowings under the Operating Companies Revolving Credit Facility and Term Loan were used to repay the Domestic Bank Credit Facility as well as fees and expenses associated with the issuance of the Company's Deferred Coupon Notes. As a result of the material adverse effect clause and the requirement to maintain cash collateral accounts, the borrowings under the Operating Companies Revolving Credit Facility and Term Loan have been classified as a current liability. In connection with the Barnett Public Offering, the Company entered into an amendment and restatement of the Operating Companies Revolving Credit Facility and Term Loan ("Restated Credit Agreement"). The initial borrowings under the New Credit Agreement along with proceeds from the New Term Loans were used to repay the borrowings under the Restated Credit Agreement.

         B.       SENIOR SECURED DEFERRED COUPON NOTES

         On May 20, 1994, the Company exchanged $50 million of its 13 3/4% Senior Subordinated Notes due June 1, 1999 (the "Senior Subordinated Notes") for $50 million initial accreted value of 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") along with detachable warrants to purchase 2.95 million shares of the Company's common stock. The Deferred Coupon Notes have no cash interest requirements until December 1999. Thereafter, interest on the Deferred Coupon Notes will accrue at a rate of 12 3/4% and will be payable in cash semi-annually on June 1 and December 1. The Deferred Coupon Notes are redeemable, in whole or in part, at the option of the Company, after June 1, 1999 at 106.375% of accreted value, which decreases annually to 100% at the maturity date. The Deferred Coupon Notes are secured by a pledge of the capital stock of Waxman USA. Substantially all of the assets of Waxman USA are pledged under the New Credit Agreement. The Deferred Coupon Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all other existing or future unsubordinated indebtedness of the Company. The Deferred Coupon Notes contain certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. The Company was in compliance with all covenants at June 30, 1996.

        In the event of a Change of Control, as defined in the Deferred Coupon
Note Indenture, the Company is obligated to make an offer to purchase all outstanding Deferred Coupon Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any. The Company is obligated in certain circumstances to make an offer to purchase Deferred Coupon Notes at a redemption price plus unpaid interest, if any, with the net cash proceeds of certain sales or other dispositions of assets.

         The Company recorded an extraordinary charge of approximately $6.8 million in 1994 which related primarily to the refinancing of the $50 million Senior Subordinated Notes as well as borrowings under the domestic bank credit facilities. The charge included fees along with the accelerated amortization of debt discount and issuance costs.

         The warrants are exercisable through June 1, 2004, at a price of $2.45 per share. A portion of the initial accreted value of the Deferred Coupon Notes was allocated to the warrants and as a result paid-in capital increased by $2.5 million. The related $2.5 million reduction in the recorded initial accreted value of the Deferred Coupon Notes is being amortized as interest expense over the life of the Deferred Coupon Notes.

         C.       SENIOR NOTES

         On April 3, 1996, the Company, through its wholly-owned subsidiary Waxman USA, consummated an offer to exchange $48.75 million principal amount of its 11-1/8% Senior Notes due September 1, 2001 (the "Senior Notes") for a like amount of the Company's outstanding Senior Subordinated Notes, and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million principal amount of Senior Subordinated Notes were exchanged.

         The Senior Notes are general unsecured obligations of the Company ranking pari passu in right of payment to any future indebtedness of Waxman USA that is not subordinated in right of payment to the Senior Notes and senior in right of payment to any future indebtedness of Waxman USA that is subordinated in right of payment to the Senior Notes. The Senior Notes are structurally subordinated to the New Credit Agreement and any refinancing thereof. The indenture under which the Senior Notes were issued (the "Senior Note Indenture") contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. The Company was in compliance with all covenants at June 30, 1996.

         In the event of a Change of Control, as defined in the Senior Note Indenture, the Company is obligated to make an offer to purchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any. The Company is obligated in certain circumstances to make an offer to purchase Senior Notes at a redemption price plus unpaid interest, if any, with the net cash proceeds of certain sales or other dispositions of assets.

         The Senior Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration.

         D.       SENIOR SUBORDINATED NOTES

         In June 1989, the Company issued $100 million principal amount of Senior Subordinated Notes. During 1994, the Company exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Deferred Coupon Notes. As discussed above, the Company issued approximately $43.0 million principal amount Senior Notes in exchange for a like amount of Senior Subordinated Notes in fiscal 1996. The remaining $5.7 million of Senior Subordinated Notes are due on June 1, 1999. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at a price of 101.719% of the principal amount thereof until June 1, 1997 when the redemption price is equal to the principal amount of the notes. As a result of the exchange offer discussed above, the remaining holders of the Senior Subordinated Notes are no longer entitled to the benefits of restrictive covenants and virtually all events of default have been eliminated.

         E.        SENIOR SECURED NOTES

         In September 1991, the Company completed a private placement of $50 million of 7-year Senior Secured Notes, including detachable warrants to purchase 1.0 million shares of the Company's common stock. At the time of issuance, the Senior Secured Notes included $42.5 million of 12 1/4% fixed rate notes and $7.5 million of floating rate notes with interest at 300 basis points over the 90 day LIBOR rate. The Senior Secured Notes were redeemable in whole or in part, at the option of the Company, after September 1, 1995 at a price of 102.45% for the fixed rate notes and 103% for the floating rate notes. Annual mandatory redemption payments of $14.45 million for the fixed rate notes, and $2.55 million for the floating rate notes were to be due on each of September 1, 1996 and September 1, 1997. As discussed in Note 2, the Company retired the Senior Secured Notes with a portion of the net proceeds from the Barnett Public Offering. The Company incurred an extraordinary charge upon the early retirement of these notes which primarily represented the acceleration of unamortized debt issuance costs and the premium paid. The warrants expired by their terms in September 1996. The Senior Secured Notes, which were guaranteed by Waxman USA and secured by a pledge of all of the outstanding stock of Barnett, Consumer Products and WOC, were senior in right of payment to all subordinated indebtedness and pari passu with all other senior indebtedness of the Company. During June 1992, the Company repurchased $10.9 million principal amount of the fixed rate notes in open market purchases.

         F.       CONVERTIBLE SUBORDINATED DEBENTURES

         In March 1987, the Company issued $25 million principal amount of Convertible Subordinated Debentures due March 15, 2007 (the "Convertible Debentures"). During 1990, the Company called for redemption $12.5 million principal amount of Convertible Debentures. Subsequently, $6.5 million principal amount was converted into 683 shares of common stock and the remaining $6.0 million principal amount was redeemed at the redemption price of 105% of the principal amount of the bonds redeemed.

         During 1990 and 1992, the Company also purchased $9.7 million and $0.8 million principal amount respectively, of the Convertible Debentures in open market purchases at prices which approximated the par value of the Convertible Debentures.

         In June 1994, the Company purchased $1.8 million of the Convertible Debentures pursuant to a mandatory repurchase obligation. In May 1996, the bondholders converted the remaining $0.2 million principal amount of Convertible Debentures into 45 shares of common stock prior to the Company effecting a mandatory repurchase of the bonds.

         G.       MISCELLANEOUS

         During 1992, the Company repurchased certain debt securities in open market purchases. As a result, the Company incurred an extraordinary charge which totaled $1,186 (net of applicable tax benefit of $611) and included the market premium paid, along with the accelerated amortization of unamortized debt discount and issuance costs.

         The Company made interest payments of $15,618 in 1996, $17,627 in 1995, $20,523 in 1994, $19,540 in 1993 and $18,858 in 1992.

         Management believes the carrying values of its bank loans approximate their fair values as they bear interest based upon the banks' prime lending rates. No quoted market prices are available for the Senior Notes as the debt is not publicly traded. However, since such notes were issued in April 1996, the Company believes the fair value is not materially different from the carrying value. The fair values, determined using quoted market prices, for the Deferred Coupon Notes and Senior Subordinated Notes approximated their carrying amounts.

6.       INCOME TAXES

         The Company accounts for income taxes in accordance with the provision of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109, adopted by the Company in the first quarter of 1994, requires the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. Upon the adoption of SFAS No. 109, the benefit of the Company's net operating loss carryforwards was reduced 100% by a valuation allowance.

         The components of income (loss) from continuing operations before income taxes, minority interest, discontinued operations extraordinary loss and cumulative effect of change in accounting are as follows:

                                                             Fiscal Year Ended June 30,
                                                             --------------------------
                                             1996            1995           1994           1993           1992
                                             ----            ----           ----           ----           ----
Domestic                                   $ 27,279       $ (11,353)     $  (5,127)     $ (14,342)     $  (6,379)
Foreign                                      (1,250)        (   382)         1,006         (2,232)         1,053
                                           --------       ---------      ---------        -------      ---------
Total                                       $26,029       $ (11,735)     $  (4,121)     $ (16,574)       $(5,326)
                                           ========       =========      ==========     ==========     =========

         The components of the provision (benefit) for income taxes are:

                                                             Fiscal Year Ended June 30,
                                                             --------------------------
                                                1996             1995           1994          1993         1992
                                                ----             ----           ----          ----         ----
Currently payable:
U.S. Federal                                 $ 1,673               --             --            --       $(2,404)
Foreign and other                              1,222              338            351           216           572
                                             -------        ---------       --------           ---       -------
     Total current                             2,895              338            351           216        (1,832)
Deferred:  Federal                              (500)              --             --            --         1,064
                                             -------        ---------       --------           ---       -------
     Total provision (benefit)               $ 2,395        $     338       $    351           216          (768)
                                             =======        =========       ========           ===       =======

         For periods subsequent to the Barnett Public Offering in April 1996, Barnett will no longer be included in the Company's consolidated tax return.

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                                        Fiscal Year Ended June 30,
                                                                        --------------------------
                                                              1996         1995          1994          1993          1992
                                                              ----         ----          ----          ----          ----
U.S. statutory rate                                          35.0%        35.0%         34.0%         34.0%         34.0%
Domestic losses not benefited                                   --       (32.2)        (39.3)        (24.3)            --
Capital losses not benefited                                    --          --            --         (10.0)        (18.7)
Utilization of loss carryforwards                           (50.7)          --            --            --            --
State taxes, net                                              3.3         (1.7)         (3.9)         (0.8)         (2.4)
Goodwill amortization                                        19.0         (4.2)         (6.7)         (1.6)         (4.6)
Foreign tax items                                             1.3           --           5.8            --            --
Alternative minimum tax                                       3.3           --            --            --            --
Change in valuation allowance                                (2.5)          --            --            --            --
Effect of prior year purchase
accounting adjustments                                         --           --             -            --           2.8
Other, net                                                    0.5          0.2           1.6           1.4           3.3
                                                           -------     --------     ---------     ---------      -------
     Effective tax rate                                       9.2%        (2.9)%        (8.5)%        (1.3)%        14.4%
                                                              ====       ======        ======        ======      =======

         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities are as follows:

                                                                       Fiscal Year Ended June 30,
                                                             --------------------------------------------
                                                             1996                 1995               1994
                                                             ----                 ----               ----
Net operating loss carryforwards                           $ 19,020          $  26,266          $  20,263
Original issue discount                                       5,295              2,597                 --
Accrued expenses                                              2,345                146              2,272
Inventories                                                   2,326              1,479              1,143
Accounts receivable                                             648                474                426
Alternative minimum tax credit                                  232                 --                 --
Other                                                           869                322                665
                                                           --------          ---------          ---------
     Deferred tax assets                                     30,735             31,284             24,769
                                                           --------          ---------          ---------
Investment in subsidiaries                                   (6,911)                --                 --
Property                                                       (813)            (1,273)            (1,055)
Other assets                                                   (129)            (2,995)            (1,585)
                                                           --------          ---------          ----------
Deferred tax liabilities                                     (7,853)            (4,268)            (2,640)
                                                           --------          ---------          ----------
                                                             22,882             27,016             22,129
    Valuation allowance                                     (22,382)           (27,016)           (22,129)
                                                           --------          ---------          ----------
                                                           $    500          $     --           $     --
                                                           ========          =========          ==========

         At June 30, 1996, the Company had $54,344 of available domestic net operating loss carryforwards for income tax purposes which expire 2008 through 2011. The Company also has alternative minimum tax carryforwards of approximately $663 at June 30, 1996 which are available to reduce future regular income taxes over an indefinite period. These carryforwards are not available to offset the taxable income of Barnett.

         At June 30, 1996, the net deferred tax asset of $500 relates to Barnett. Based on Barnett's history of operating earnings and its expectations for the future, management has determined that Barnett's operating income will more likely than not be sufficient to recognize fully the net deferred asset. The remainder of the net deferred tax asset is fully offset by a valuation allowance. The net deferred tax asset at June 30, 1995 and 1994 is fully offset by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

         For financial reporting purposes, previously recorded deferred income tax liabilities were reduced in 1993 by the tax benefit of the 1992 net operating loss which could not be carried back to prior years. In 1992 and 1993, the Company was able to carryback domestic net operating losses to prior years which resulted in refunds of previously paid taxes. The Company made income tax payments of $750 in 1996, $604 in 1995, $556 in 1994, $926 in 1993 and $1,358 in
1992. Refunds received totaled $15 in 1996, $68 in 1995, $435 in 1994 and $2,462 in 1993.

7.       LEASE COMMITMENTS

         The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2003.

         Future minimum rental payments are as follows:

          Fiscal Year Ended June 30,
          --------------------------
        1997                $4,001
        1998                 3,410
        1999                 2,764
        2000                 1,956
        2001                 1,044
        Thereafter           1,376
                           -------
                           $14,551
                           =======

         Total rent expense charged to operations was $4,204 in 1996, $4,958 in 1995, $3,951 in 1994, $3,758 in 1993 and $3,398 in 1992.

         Consumer Products leases certain warehouse space from related parties. Related parties rent expense totaled $546 in 1996, $588 in 1995 and $471 in 1994.

8.       PROFIT SHARING PLAN AND 401(k) PLAN

         The eligible employees of certain subsidiaries of the Company participate in a trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by the Company's Board of Directors. There was no profit sharing contribution in 1996, 1995 or 1994. The charges to operations for Company contributions totaled $132 in 1993 and $123 in 1992. The Company currently offers no other post-retirement or post-employment benefits.

9.       RELATED-PARTY TRANSACTIONS WITH BARNETT

         The Company's wholly-owned subsidiaries engage in business transactions with Barnett. Products sold for resale totaled $12,183 in 1996, $11,318 in 1995 and $8,303 in 1994. Purchases from Barnett totaled $172 in 1996, $195 in 1995 and $229 in 1994. All intercompany transactions are eliminated in consolidation.

         The Company and Barnett provide to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. In connection with the Barnett Public Offering, the Company and Barnett, among others, entered into a New Intercorporate Agreement. Pursuant to the New Intercorporate Agreement, the Company provides certain managerial, administrative and financial services to Barnett and is paid by Barnett for the allocable cost of the salaries and expenses of the Company employees while they are rendering such services. Barnett also reimburses the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the New Intercorporate Agreement, Barnett also continues to provide certain services to the operating divisions of WOC, including LeRan Copper and Brass, U.S. Lock and Madison Equipment Company. These services include the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company pays Barnett the allocable cost of the salaries and expenses of Barnett's employees while they are performing such services. The Company also reimburses Barnett for all actual out-of-pocket disbursements to third parties by the Company required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Barnett.

         All amounts incurred by the Company on behalf of Barnett have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company have been reimbursed by the Company and are reflected in selling, general and administrative expense in the accompanying statements of operations.

10.      CAPITAL STOCK

         Each share of the Company's common stock entitles its holder to one vote, while each share of Class B common stock entitles its holder to ten votes. Cash dividends on the Class B common stock may not exceed those on the common stock. Due to restricted transferability, there is no trading market for the Class B common stock. However, the Class B common stock may be converted, at the stockholder's option, into common stock on a share-for-share basis at any time without cost to the stockholder.

         The Company is authorized to issue 2 million shares of preferred stock in series, with terms fixed by resolution of the Board of Directors. No preferred shares have been issued as of June 30, 1996.

         During 1996, debt holders converted $145 of convertible notes into 45 shares of the Company's common stock. Also, holders of the Senior Secured Warrants, as described in Note 5.E, exercised 3 warrants into the Company's common stock. These conversions resulted in an increase of $159 to paid-in capital.

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

11.      EMPLOYEE STOCK OPTION AND RESTRICTED SHARE PLANS

         The Company has three plans under which stock options may be granted. The 1992 Non-Qualified and Incentive Stock Option Plan (the "1992 Stock Option Plan") approved by the Company's stockholders effective July 1, 1992, replaced the then existing stock option plan (the "1982 Plan") which terminated by its terms on April 30, 1992. The 1992 Stock Option Plan, as amended, authorizes the issuance of an aggregate of 1.5 million shares of common stock as incentive stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted are at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. As of June 30, 1996, 90 persons held such options.

Changes in stock options outstanding for the 1992 Stock Option Plan were as follows:

                               Shares      Option Price
       Stock Options        Outstanding     Per Share
       -------------        -----------     ---------
       Balance as of
         June 30, 1992           --                 --
       Granted                1,045        $4.25-$5.00
       Exercised                 --                 --
       Expired or
         terminated             (55)       $      5.00
                                 --
       Balance as of
         June 30, 1993          990        $4.75-$5.00
       Granted                1,250        $2.25-$3.88
       Exercised                 --                 --
       Expired or
         terminated          (1,046)       $2.38-$5.00
                              -----

       Balance as of
         June 30, 1994        1,194        $2.25
       Granted                   33        $1.375
       Exercised                 --           --
       Expired or
         terminated             (46)       $2.25
                              -----
       Balance as of
         June 30, 1995        1,181        $1.375-$2.25
       Granted                  385        $1.00-$1.125
       Exercised                (61)       $2.25
       Expired or
         terminated            (151)       $1.00-$2.25
                                ---
       Balance as of
       June 30, 1996          1,354        $1.00-$2.25
                              =====

         As of June 30, 1996, options for 458 shares were exercisable.

         In 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 20 shares of the Company's common stock at an exercise price of $2.25 per share and each future non-employee director of the Company would be granted, on the date such person becomes a non-employee director of the Company, an option to purchase an aggregate of 20 shares of common stock at an exercise price equal to the fair market value of the Company's common stock at the date of grant. In addition, during 1994, the Company granted a consultant to the Company an option to purchase an aggregate of 10 shares of common stock at an exercise price of $2.25 per share. At June 30, 1996, options to purchase a total of 70 shares were outstanding under the 1994 Non-Employee Directors Stock Option Plan of which 35 were exercisable. At June 30, 1995, there were options for 70 shares outstanding of which 18 were exercisable.

         In 1996, the Board of Directors adopted the 1996 Non-Employee Directors Restricted Share Plan (the "1996 Plan"), which is subject to any requisite stockholder approval. The 1996 Plan is designed to increase the proprietary and vested interest of the non-employee directors of the Company in the growth, development and financial success of the Company. The 1996 Plan provides for 5 restricted shares of the Company's common stock to be granted to each non-employee director for each 5 years of service as a director. The restricted shares vest on the last day of the second consecutive year during which the individual serves as a director after the date of the award. Prior to being vested, the shares bear a restricted legend and are held by the Company's corporate secretary. In 1996, the Company awarded 35 restricted shares, subject to requisite stockholder approval.

         In 1996, the Stock Option Committee of the Board of Directors granted, subject to any requisite stockholder approval, to each of Messrs. Armond and Melvin Waxman a stock appreciation right ("SAR") with respect to 200,000 shares of the Company's common stock at a base price of $3.375 per share, the fair market value of the common stock on the date of such grant. Each SAR expires ten years from the date of grant and vests in whole three years after the date of grant. Upon the exercise of the SAR, the grantee is entitled to be paid an amount equal to the excess of the fair market value per share of Common Stock on the date of exercise over the base price of such SAR for each share with respect to which such SAR is exercised. The grantee may elect to receive cash, shares of common stock, or a combination thereof upon exercise of the SAR.

         The 1982 Plan, which terminated by its terms on April 30, 1992, had options to purchase 447 shares of common stock outstanding at June 30, 1991. During 1992, options to purchase a total of 557 shares of common stock were issued, options to purchase a total of 267 shares of common stock with exercise prices of $4.50 to $8.19 were cancelled and options to purchase a total of 4 shares of common stock were exercised at a price of $5.33 per share. At June 30, 1992, options to purchase a total of 733 shares of common stock were outstanding at option prices ranging from $4.75 to $7.29 per share. During 1993, options to purchase a total of 462 shares of common stock with exercise prices of $4.75 to $7.29 per share were cancelled, with the remaining shares being cancelled in fiscal 1993.

12.      CONTINGENCIES

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements.

13.      RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

         During 1996, the Company identified an intercompany inventory reconciling item between Consumer Products and WAMI and has restated prior year financial statements to reflect the correction of this item.

         The effect of this restatement was as follows:

                                         As Previously Reported              As Restated
                                         ----------------------              -----------


Total Stockholders Equity:
at June 30, 1992                                $40,827                        $40,427
at June 30, 1993                                  7,496                          6,196
at June 30, 1994                                (37,709)                       (40,009)
at June 30, 1995                                (60,397)                       (62,697)


Operating Income:
Fiscal 1992                                     $14,899                        $14,699
Fiscal 1993                                       4,691                          3,791
Fiscal 1994                                      18,213                         17,213


Net income (loss):
Fiscal 1992                                     $(4,398)                       $(4,598)
Fiscal 1993                                     (29,240)                       (30,140)
Fiscal 1994                                     (51,888)                       (52,888)


         Corresponding changes have been made to the consolidated balance sheets to reduce inventories.

         SUPPLEMENTARY FINANCIAL INFORMATION

         Quarterly Results of Operations:

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1996, 1995, 1994, 1993 and 1992 (in thousands, except per share amounts):

Fiscal 1996 (restated)(1)                                      1st Qtr.          2nd Qtr.         3rd Qtr.         4th Qtr.
-------------------------                                      --------          --------         --------         --------
Net Sales                                                      $57,589           $59,345           $58,543          $59,590
Gross Profit(2)(3)                                              19,577            20,230            15,731           18,973
Operating Income (loss)(4)(5)                                    4,817             5,211            (2,468)         (23,184)
Income (loss) from continuing operations
before extraordinary charge and change in
accounting(6)                                                   (1,978)           (1,507)           (9,184)          36,303
Reversal of loss on disposal                                       --                --             11,000              --
Income (loss) before extraordinary charge
and change in accounting                                        (1,978)           (1,507)            1,816           36,328
Extraordinary charge                                               --                --                --             6,251
Cumulative effect of change in accounting                        8,213               --                --               --
Net income (loss)                                             ($10,191)          ($1,507)           $1,816          $29,077
Primary earnings per share:
Loss from continuing operations before
extraordinary charge and change in
accounting                                                      ($0.17)           ($0.13)            $0.15            $2.58
Extraordinary charge                                               --                --                --            ($0.46)
Cumulative effect of change in accounting                       ($0.70)              --                --               --
Net Income (loss)                                               ($0.87)           ($0.13)            $0.15            $2.12
Fully diluted earnings per share:
Loss from continuing operations before
extraordinary charge and change in
accounting                                                      ($0.17)           ($0.13)            $0.14            $2.58
Extraordinary charge                                               --                --                --            ($0.46)
Cumulative effect of change in accounting                       ($0.70)              --                --               --
Net income (loss)                                               ($0.87)            (0.13)            $0.14            $2.12

(1) In the first, second and third quarters, losses of $(1,917), $(1,057) and $(1,735) or $(0.16), $(0.09) and $(0.15) per share, respectively, had been previously reported for net loss per share. The first and second quarter of 1996 have been restated from the previously reported results to reflect the treatment of Consumer Products as a continuing operation. Refer to 2 and 3 below for the discussion of items effecting previously reported third quarter results.

(2) Due to the identification and correction of an intercompany inventory reconciling item between Consumer Products and WAMI, a $2.3 million charge, originally recorded in the third quarter of 1996 has been reversed and charged to 1994 for $1.0 million, 1993 for $0.9 million, 1992 for $0.2 million and 1991 for $0.2 million.

(3) Upon completion of the strategic review, a $1.0 million charge attributed to inventory obsolescence originally recorded in the 1996 third quarter has been reversed and charged to the 1996 fourth quarter. The strategic review resulted in charges to cost of sales of $4.2 million and $2.7 million in the third and fourth quarters of 1996, respectively, as further discussed in
Note 3 to the Consolidated Financial Statements.

(4) The Company's operating results for each of the first three quarters of 1996 have been revised by $250,000 to reflect amortization expense for procurement costs calculated in accordance with the new accounting policy, as discussed in Note 4 to the Consolidated Financial Statements.

(5) Includes restructuring and other non-recurring charges of $19.5 million in the 1996 fourth quarter. The strategic review resulted in total charges to operating income of $7.7 million and $7.1 million in the 1996 third and fourth quarters, respectively, as further discussed in Note 3 to the Consolidated Financial Statements.

(6) Includes the pre-tax gain on the sale of Barnett Common Stock of $65.9 million in the 1996 fourth quarter.

Fiscal 1995                                                                    1st Qtr.    2nd Qtr.     3rd Qtr.      4th Qtr.
-----------                                                                    --------    --------     --------      --------
Net sales                                                                       $59,444    $58,951      $58,767      $ 55,142
Gross profit                                                                     20,887     20,582       20,281        18,186
Operating income (loss)                                                           5,639      5,484        4,719        (1,166)
Loss from continuing operations before loss on disposal of discontinued
operations                                                                        (552)      (983)      (1,869)        (8,669)
Loss on disposal of discontinued operations                                          -          -            -        (11,000)
Net income (loss)                                                                $(552)     $(983)     $(1,869)      $(19,669)

Primary and fully diluted earnings per share:
Loss from continuing operations                                                  $(.05)     $(.08)       $(.16)         $(.74)
  Loss on disposal of discontinued operations                                        -          -            -           (.94)
  Net income (loss)                                                              $(.05)     $(.08)       $(.16)        $(1.68)


Fiscal 1994 (restated)(7)                                 1st Qtr.          2nd Qtr.         3rd Qtr.         4th Qtr.
-------------------------                                 --------          --------         --------         --------
Net Sales                                                  $54,701           $53,233          $52,311          $54,867
Gross Profit                                                18,500            18,514           18,301           18,786
Operating Income                                             4,509             4,874            4,163            3,667
Loss from continuing operations before
 extraordinary charge                                        (607)             (292)           (1,191)          (2,382)
Income (loss) from discontinued operation                     886               115            (4,250)              --
Loss on disposal                                               --                --           (38,343)              --
Extraordinary charge                                           --                --            (6,625)            (199)
Net income (loss)                                            $279             $(177)         $(50,409)         $(2,581)
Primary and fully diluted earnings per share:
Income (loss) from continuing operations
 before extraordinary charge                               $(0.05)           $(0.03)           $(0.10)          $(0.21)
Income (loss) from discontinued operations                   0.07              0.01             (0.36)              --
Loss on disposal                                               --                --             (3.28)              --
Extraordinary charge                                           --                --             (0.56)           (0.02)
Net income (loss)                                           $0.02            ($0.02)           $(4.30)          $(0.23)


(7) As a result of the restatement for the correction of an intercompany inventory reconciling item, cost of sales in 1994 increased by $250 in each quarter, without tax benefit, which is reflected in the table above. The Company previously reported net income (loss) of $529, $73, $(50,159) and $(2,331), or net income (loss) per share of $.05, $.01, $(4.29) and $(.20) for the first, second, third and fourth quarters of 1994, respectively.

Fiscal 1993 (restated)(8)                                 1st Qtr.          2nd Qtr.         3rd Qtr.         4th Qtr.
-------------------------                                 --------          --------         --------         --------
Net Sales                                                  $54,405           $50,969          $48,583          $50,821
Gross Profit                                                18,147            16,902           16,373           15,212
Operating Income (loss)                                      4,253             3,935            3,505          (7,902)
Loss from continuing operations before
 change in accounting                                        (413)             (597)          (1,110)         (14,670)
Income (loss) from discontinued operation                      785              733             (218)         (12,540)
Cumulative effect of change in accounting                  (2,110)               --               --               --
Net income (loss)                                         $(1,738)             $136          $(1,328)        $(27,210)
Primary and fully diluted earnings per share:
Loss from continuing operations before
 change in accounting                                      $(0.04)           $(0.05)          $(0.09)          $(1.26)
Income (loss) from discontinued operations                   0.07              0.06            (0.02)           (1.07)
Cumulative effect of change in accounting                   (0.18)               --               --               --
Net income (loss)                                          $(0.15)            $0.01           $(0.11)          $(2.33)

(8) As a result of the restatement for the correction of an intercompany inventory reconciling item, cost of sales in 1993 increased by $50 in each of the first and second quarters and $400 in each of the third and fourth quarters, without tax benefit, which is reflected in the table above. The Company previously reported net income (loss) of $(1,688), $186, $(928) and $(26,810), or net income (loss) per share of $(.14), $.02, $(.08) and $(2.30)
for the first, second, third and fourth quarters of 1993, respectively.

          Fiscal 1992 (restated)(9)                       1st Qtr.          2nd Qtr.         3rd Qtr.         4th Qtr.
          -------------------------                       --------          --------         --------         --------
Net Sales                                                  $48,670           $47,268          $47,628          $54,172
Gross Profit                                                16,930            16,534           17,129           19,830
Operating Income                                             3,739             4,238            5,324            1,398
Income (loss) from continuing operations
 before extraordinary charge                                 (185)              (232)             134          (4,275)
Income (loss) from discontinued operation                      760               652               77            (343)
Extraordinary charge                                            --                --               --          (1,186)
Net income (loss)                                             $575              $420             $211         $(5,804)
Primary earnings per share:
Income (loss) from continuing operations
 before extraordinary charge                               $(0.02)            $(0.02)           $0.01          $(0.40)
Income (loss) from discontinued operations                   0.08               0.07             0.01           (0.03)
Extraordinary charge                                           --                 --               --           (0.11)
Net income (loss)                                           $0.06              $0.05            $0.02          $(0.55)
Fully Diluted earnings per share:
Income (loss) from continuing operations
 before extraordinary charge                               $(0.02)            $(0.02)          $(0.01)         $(0.41)
Income (loss) from discontinued operations                   0.08               0.07             0.01           (0.03)
Extraordinary charge                                           --                 --               --           (0.11)
Net income (loss)                                           $0.06              $0.05            $0.00          $(0.55)

(9) As a result of the restatement for the correction of an intercompany inventory reconciling item, cost of sales in 1992 increased by $50 in each quarter, without tax benefit, which is reflected in the table above. The Company previously reported net income (loss) of $625, $470, $261 and $(5,754), or net income (loss) per primary share of $.07, $.05, $.03 and $(.54) for the first, second, third and fourth quarters of 1992, respectively.

                                    PART III

         Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 1996 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      The following consolidated financial statements are included in Part II, Item 8:

                           Report of Independent Public Accountants.

                           Balance Sheets--June 30, 1996, 1995, 1994, 1993 and 1992.

                           Statements of Operations--For the Years Ended June 30, 1996, 1995, 1994, 1993 and 1992.

                           Statements of Stockholders' Equity--For the Years
                           Ended June 30, 1996, 1995, 1994, 1993 and 1992.

                           Statements of Cash Flows--For the Years Ended June 30, 1996, 1995, 1994, 1993 and 1992.

                           Notes to Financial Statements For the Years Ended June 30, 1996, 1995, 1994, 1993 and 1992.

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

         4.27* First Supplemental Indenture dated as of January 19, 1996 by and between Waxman Industries, Inc. and The Huntington
                     National Bank, as Trustee (Exhibit 4.2 to Waxman
                     Industries, Inc.'s Amendment No. 8 to Registration
                     Statement on Form S-2 filed April 15, 1996 Registration No.
                     33-54211, incorporated herein by reference).

         4.28*       Indenture dated as of April 3, 1996 by and between Waxman
                     USA Inc. and the United States Trust Company of New York, as Trustee, with respect to the 11 1/8% Senior Notes due
                     2001 of Waxman USA Inc., including the form of Senior Notes
                     (Exhibit 10.14 to Waxman Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996,
                     Registration No. 33- 54211, incorporated herein by reference).

         4.29* Registration Rights Agreement dated as of April 3, 1996 by and between Waxman USA Inc. and the United States Trust
                     Company of New York (Exhibit 10.15 to Waxman Industries,
                     Inc.'s Amendment No. 8 to Registration Statement on Form
                     S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).

         4.30*       Amended and Restate Credit Agreement dated as of April 3,
                     1996 among Waxman USA Inc., Waxman Consumer Products Group
                     Inc. and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent (Exhibit 10.12 to Waxman
                     Industries, Inc.'s Amendment No. 8 to Registration
                     Statement on Form S-2 filed April 15, 1996, Registration
                     No. 33-54211, incorporated herein by reference).

         4.31*       Amendment No. 2 to the Term Loan Agreement and Amendment
                     No. 1 to the Revolving Credit Agreement among Waxman USA
                     Inc., Barnett Inc., Waxman Consumer Products Group Inc. and
                     WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent (Exhibit 10.11 to

                     Waxman Industries, Inc.'s Amendment No. 4 to Registration
                     Statement on Form S-2 filed October 10, 1995, Registration
                     No. 33-54211, incorporated herein by reference).

         4.32*       Standstill Agreement dated March 28, 1996 between Waxman
                     Industries, Inc. and Barnett Inc. (Exhibit No. 10.13 to
                     Waxman Industries, Inc.'s Amendment No. 8 to Registration
                     Statement on Form S-2 filed April 15, 1996, Registration
                     No. 33-54211, incorporated by reference).

         4.33 Loan and Security Agreement dated as of June 28, 1996 among the Financial Institutions named therein and BankAmerica
                     Business Credit, Inc., as the Agent, Waxman Consumer
                     Products Group Inc. and WOC Inc., including certain exhibits thereto.

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

         10.6*       Tax Sharing Agreement dated May 20, 1994 among Waxman
                     Industries, Waxman USA, Barnett Inc., Waxman Consumer
                     Products Group, Inc., WOC Inc. and Western American
                     Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries,
                     Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

         10.7*       1992 Non-Qualified and Incentive Stock Option Plan of
                     Waxman Industries, Inc., adopted as of July 1, 1992
                     (Exhibit 10.7 to Annual Report of Form 10-K for the year ended June 30, 1993, File No. 0- 5888, incorporated herein by reference).

         10.8*       Intercorporate Agreement dated May 20, 1994 among Waxman
                     Industries, Waxman USA, Barnett Inc., Waxman Consumer
                     Products Group Inc., WOC Inc. and Western American
                     Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries,
                     Inc.'s Form S-4).

         10.9* Employee Stock Purchase Plan of Waxman Industries, Inc., adopted on September 1, 1992 (Exhibit 10.8 to Annual Report on Form10-K for the year ended June 30, 1993, File No.
                     0-5888, incorporated herein by reference).

         10.10*      Employment Agreement dated November 1, 1994 between Waxman
                     Consumer Products Group Inc. and Laurence Waxman (Exhibit
                     10.5 to Waxman Industries, Inc.'s Amendment No. 4 to
                     Registration Statement on Form S-2 filed October 10, 1995,
                     Registration No. 33-54211, incorporated herein by reference).

         10.11*      Intercorporate Agreement dated March 28, 1996 among Waxman
                     Industries, Inc., Waxman USA Inc., Barnett Inc., Waxman
                     Consumer Products Group Inc., WOC Inc. and TWI,
                     International, Inc.

                     (Exhibit 10.8 to Waxman Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996,
                     Registration No. 33-54211, incorporated herein by reference).

         18.1*       Letter Regarding Change in Accounting Principles (Exhibit
                     18.1 to Annual Report on Form 10-K for the year ended June
                     30, 1993, File No. 0-5888, incorporated herein by reference).

         18.2        Letter Regarding Change in Accounting Principles.

         21.1*       Subsidiaries. (Exhibit 21.1 to Waxman Industries, Inc.'s
                     Form S-4 filed June 20, 1994, incorporated herein by reference).

         23.1        Consent of Arthur Andersen LLP.

         27.1        Financial Data Schedule

*     Incorporated herein by reference as indicated.

         (b)         REPORTS ON FORM 8-K

                     Report filed April 12, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WAXMAN INDUSTRIES, INC.

October 11, 1996                            By: /s/ Armond Waxman
                                                ______________________
                                                 Armond Waxman
                                                 President,
                                                 Co-Chief Executive Officer
                                                 and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 11, 1996                                  /s/ Melvin Waxman
                                                 ______________________
                                                  Melvin Waxman
                                                  Chairman of the Board,
                                                  Co-Chief Executive Officer
                                                  and Director

October 11, 1996                                  /s/ Armond Waxman
                                                  _______________________
                                                  Armond Waxman
                                                  President,
                                                  Co-Chief Executive Officer
                                                  and Director

October 11, 1996                                  /s/ Michael J. Vantusko
                                                  ________________________
                                                  Michael J. Vantusko
                                                  Chief Financial Officer
                                                  (principal accounting officer)

October 11, 1996                                  /s/ William R. Pray
                                                  _________________________
                                                  William R. Pray, Director

October 11, 1996                                  /s/ Samuel J. Krasney
                                                  _________________________
                                                  Samuel J. Krasney, Director

October 11, 1996                                  /s/ Judy Robins
                                                  _________________________
                                                  Judy Robins, Director

October 11, 1996                                  /s/ Irving Z. Friedman
                                                  _________________________
                                                  Irving Z. Friedman, Director

October 11, 1996                                  /s/ Laurence S. Waxman
                                                  _________________________
                                                  Laurence S. Waxman, Director