Form 10-K/A
period 1996-06-30
WAXMAN INDUSTRIES INC
filed 1996-10-28
CIK 105096

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-5888

                            ------------------------

                            WAXMAN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               34-0899894
        (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
           24460 AURORA ROAD,                             44146
          BEDFORD HEIGHTS, OHIO                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (216) 439-1830
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         (NAME OF EACH EXCHANGE
    (TITLE OF EACH CLASS)                                  ON WHICH REGISTERED)
------------------------------                           -----------------------
 Common Stock, $.01 par value                            New York Stock Exchange
                                                         Chicago Stock Exchange
                             ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                               Yes [X]     No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on October 11, 1996: $26,907,849

      NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 11, 1996:
                             COMMON STOCK 9,700,453
                         CLASS B COMMON STOCK 2,153,196

================================================================================

     The Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File Number 001-10273) of Waxman Industries, Inc. (the "Company") is hereby amended by deleting therefrom Footnote 1 to the Selected Financial Information and Note 13 to the Consolidated Financial Statements included therein in its entirety and substituting therefor, respectively, the following Footnote 1 to the Selected Financial Information and Note 13 to the Consolidated Financial Statements to reflect the addition of certain information.

(1) During fiscal 1996, the Company identified an intercompany inventory reconciling item between Consumer Products and WAMI and has restated prior year financial statements to reflect the correction of this item. The effect of this restatement was as follows:

                                                           AS PREVIOUSLY        AS
                                                              REPORTED        RESTATED
                                                           -------------     ---------
          Stockholders' Equity:
          At June 30, 1991.............................      $  38,066       $ 37,866
          At June 30, 1992.............................         40,827         40,427
          At June 30, 1993.............................          7,496          6,196
          At June 30, 1994.............................        (37,709)       (40,009)
          At June 30, 1995.............................        (60,397)       (62,697)
          Operating Income:
          Fiscal 1991..................................      $  14,667       $ 14,467
          Fiscal 1992..................................         14,899         14,699
          Fiscal 1993..................................          4,691          3,791
          Fiscal 1994..................................         18,213         17,213
          Income (loss) from continuing operations
          before minority interest, discontinued
          operations, extraordinary loss and cumulative
          effect of change in accounting:
          Fiscal 1991..................................      $  (2,115)      $ (2,315)
          Fiscal 1992..................................         (4,358)        (4,558)
          Fiscal 1993..................................        (15,890)       (16,790)
          Fiscal 1994..................................         (3,472)        (4,472)
          Net income (loss):
          Fiscal 1991..................................      $   2,228       $  2,028
          Fiscal 1992..................................         (4,398)        (4,598)
          Fiscal 1993..................................        (29,240)       (30,140)
          Fiscal 1994..................................        (51,888)       (52,888)
          Earnings per Share (Primary and Fully
            Diluted):
          Income (loss) from continuing operations
          before minority interest, discontinued
          operations, extraordinary loss and
          cumulative effect of change in accounting:
          Fiscal 1991..................................      $   (0.22)       $ (0.24)
          Fiscal 1992..................................          (0.44)         (0.46)
          Fiscal 1993..................................          (1.37)         (1.44)
          Fiscal 1994..................................          (0.30)         (0.39)
          Net Income (loss):
          Fiscal 1991..................................          $0.23          $0.21
          Fiscal 1992..................................          (0.45)         (0.47)
          Fiscal 1993..................................          (2.51)         (2.58)
          Fiscal 1994..................................          (4.44)         (4.53)

---------------

    Corresponding changes have been made to the consolidated balance sheets to reduce inventories.

13. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

     During 1996, the Company identified an intercompany inventory reconciling item between Consumer Products and WAMI and has restated prior year financial statements to reflect the correction of this item.

     The effect of this restatement was as follows:

                                                                   AS PREVIOUSLY
                                                                     REPORTED        AS RESTATED
                                                                   -------------     -----------
    Total Stockholders Equity:
    At June 30, 1992............................................     $  40,827        $  40,427
    At June 30, 1993............................................         7,496            6,196
    At June 30, 1994............................................       (37,709)         (40,009)
    At June 30, 1995............................................       (60,397)         (62,697)
    Operating Income:
    Fiscal 1992.................................................     $  14,899        $  14,699
    Fiscal 1993.................................................         4,691            3,791
    Fiscal 1994.................................................        18,213           17,213
    Income (loss) from continuing operations before minority
    interest, discontinued operations, extraordinary loss and
    cumulative effect of change in accounting:
    Fiscal 1992.................................................     $  (4,358)       $  (4,558)
    Fiscal 1993.................................................       (15,890)         (16,790)
    Fiscal 1994.................................................        (3,472)          (4,472)
    Net income (loss):
    Fiscal 1992.................................................     $  (4,398)       $  (4,598)
    Fiscal 1993.................................................       (29,240)         (30,140)
    Fiscal 1994.................................................       (51,888)         (52,888)
    Earnings per Share (Primary and Fully Diluted):
    Income (loss) from continuing operations before minority
    interest, discontinued operations, extraordinary loss and
    cumulative effect of change in accounting:
    Fiscal 1992.................................................     $   (0.44)       $   (0.46)
    Fiscal 1993.................................................         (1.37)           (1.44)
    Fiscal 1994.................................................         (0.30)           (0.39)
    Net Income (loss):
    Fiscal 1992.................................................        $(0.45)          $(0.47)
    Fiscal 1993.................................................         (2.51)           (2.58)
    Fiscal 1994.................................................         (4.44)           (4.53)

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

 4.29*    Registration Rights Agreement dated as of April 3, 1996 by and between Waxman USA
          Inc. and the United States Trust Company of New York (Exhibit 10.15 to Waxman
          Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April
          15, 1996, Registration No. 33-54211, incorporated herein by reference).
 4.30*    Amended and Restate Credit Agreement dated as of April 3, 1996 among Waxman USA
          Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers
          party thereto and Citibank, N.A., as Agent (Exhibit 10.12 to Waxman Industries,
          Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996,
          Registration No. 33-54211, incorporated herein by reference).
 4.31*    Amendment No. 2 to the Term Loan Agreement and Amendment No. 1 to the Revolving
          Credit Agreement among Waxman USA Inc., Barnett Inc., Waxman Consumer Products Group
          Inc. and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as
          Agent (Exhibit 10.11 to Waxman Industries, Inc.'s Amendment No. 4 to Registration
          Statement on Form S-2 filed October 10, 1995, Registration No. 33-54211, incorporated herein by reference).
 4.32*    Standstill Agreement dated March 28, 1996 between Waxman Industries, Inc. and
          Barnett Inc. (Exhibit No. 10.13 to Waxman Industries, Inc.'s Amendment No. 8 to
          Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated by reference).
 4.33*    Loan and Security Agreement dated as of June 28, 1996 among the Financial
          Institutions named therein and BankAmerica Business Credit, Inc., as the Agent,
          Waxman Consumer Products Group Inc. and WOC Inc., including certain exhibits thereto
          (Exhibit No. 4.33 to Annual Report on Form 10-K for the year ended June 30, 1996,
          File No. 001-10273, incorporated herein by reference).
10.1*     Lease between the Company as Lessee and Aurora Investment Co. as Lessor dated June
          30, 1992 (Exhibit 10.1 to Annual Report on Form 10-K for the year ended June 30,
          1992, File No. 0-5888, incorporated herein by reference).
10.2*     Policy Statement (revised as of June 1, 1980) regarding the Company's Profit
          Incentive Plan (Exhibit 10(c)-1 to Annual Report on Form 10-K for the year ended
          June 30, 1984, File No. 0-5888, incorporated herein by reference).
10.3*     Employment Contract dated June 18, 1990 between the Company and William R. Pray.
          (Exhibit 10.4 to Annual Report on Form 10-K for the year ended June 30, 1991, File
          No. 0-5888, incorporated herein by reference).
10.4*     Form of Stock Option Agreement between the Company and its Directors. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
10.5*     Employment Contract dated January 1, 1992 between the Company and John S. Peters
          (Exhibit 10.6 to Annual Report on Form 10-K for the year ended June 30, 1992, File
          No. 0-5888, incorporated herein by reference).
10.6*     Tax Sharing Agreement dated May 20, 1994 among Waxman Industries, Waxman USA,
          Barnett Inc., Waxman Consumer Products Group, Inc., WOC Inc. and Western American
          Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries, Inc.'s Form S-4 filed June
          20, 1994, incorporated herein by reference).
10.7*     1992 Non-Qualified and Incentive Stock Option Plan of Waxman Industries, Inc.,
          adopted as of July 1, 1992 (Exhibit 10.7 to Annual Report of Form 10-K for the year ended June 30, 1993, File No. 0- 5888, incorporated herein by reference).
10.8*     Intercorporate Agreement dated May 20, 1994 among Waxman Industries, Waxman USA,
          Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and Western American
          Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries, Inc.'s Form S-4).

10.9*     Employee Stock Purchase Plan of Waxman Industries, Inc., adopted on September 1,
          1992 (Exhibit 10.8 to Annual Report on Form10-K for the year ended June 30, 1993,
          File No. 0-5888, incorporated herein by reference).
10.10*    Employment Agreement dated November 1, 1994 between Waxman Consumer Products Group
          Inc. and Laurence Waxman (Exhibit 10.5 to Waxman Industries, Inc.'s Amendment No. 4
          to Registration Statement on Form S-2 filed October 10, 1995, Registration No.
          33-54211, incorporated herein by reference).
10.11*    Intercorporate Agreement dated March 28, 1996 among Waxman Industries, Inc., Waxman
          USA Inc., Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI,
          International, Inc. (Exhibit 10.8 to Waxman Industries, Inc.'s Amendment No. 8 to
          Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
18.1*     Letter Regarding Change in Accounting Principles (Exhibit 18.1 to Annual Report on
          Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).
18.2*     Letter Regarding Change in Accounting Principles (Exhibit 18.2 to Annual Report on
          Form 10-K for the year ended June 30, 1996, File No. 001-10273, incorporated herein by reference).
21.1*     Subsidiaries. (Exhibit 21.1 to Waxman Industries, Inc.'s Form S-4 filed June 20,
          1994, incorporated herein by reference).
23.1*     Consent of Arthur Andersen LLP (Exhibit 23.1 to Annual Report on Form 10-K for the
          year ended June 30, 1996. File No. 001-10273, incorporated herein by reference).
23.2      Consent of Arthur Andersen LLP.
27.1*     Financial Data Schedule (Exhibit 27.1 to Annual Report on Form 10-K for the year ended June 30, 1996, File No. 001-10273, incorporated herein by reference).

---------------

* Incorporated herein by reference as indicated.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

October 28, 1996

                                          Waxman Industries, Inc.

                                          By: /s/ Michael J. Vantusko
                                              ----------------------------------
                                                  Chief Financial Officer