Form 10-K/A
period 1996-06-30
WAXMAN INDUSTRIES INC
filed 1996-10-29
CIK 105096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A1

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                      (NAME OF EACH EXCHANGE
    (TITLE OF EACH CLASS)                                              ON WHICH REGISTERED)
------------------------------                                       -------------------------
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
                              Yes   X      No
                                   ---        ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

    Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on October 11, 1996: $26,907,849

      NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 11, 1996:
                             COMMON STOCK 9,700,453
                         CLASS B COMMON STOCK 2,153,196
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (File Number 001-10273) of Waxman Industries, Inc. (the "Company") is hereby amended by deleting therefrom the Selected Financial Data and the Consolidated Financial Statements included therein in their entirety and substituting therefor, respectively, the following Selected Financial Data and Consolidated Financial Statements to reflect the addition of certain information to each of Footnote 1 to the Selected Financial Data and Note 13 to the Consolidated Financial Statements.

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

                                                                  FISCAL YEARS ENDED JUNE 30,
                                              --------------------------------------------------------------------
                                                1996         1995           1994           1993           1992
                                              --------   ------------   ------------   ------------   ------------
                                                         RESTATED(1)    RESTATED(1)    RESTATED(1)    RESTATED(1)
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA (2):
Net sales...................................  $235,067     $232,304       $215,112       $204,778       $197,738
Cost of sales...............................   160,556      152,368        141,011        138,144        127,315
                                              --------   ----------     ----------     ----------     ----------
Gross profit................................    74,511       79,936         74,101         66,634         70,423
Selling, general and administrative
  expenses..................................    70,628       62,481         56,888         56,081         51,824
Restructuring and other non-recurring
  charges...................................    19,507        2,779             --          6,762          3,900
                                              --------   ----------     ----------     ----------     ----------
Operating (loss) income(3)..................   (15,624)      14,676         17,213          3,791         14,699
Gain on sale of Barnett stock(4)............    65,917           --             --             --             --
Interest expense, net.......................    24,264       26,411         21,334         20,365         20,025
                                              --------   ----------     ----------     ----------     ----------
Income (loss) from continuing operations
  before income taxes, minority interest,
  discontinued operations, extraordinary
  loss and cumulative effect of change in
  accounting................................    26,029      (11,735)        (4,121)       (16,574)        (5,326)
Provision (benefit) for income taxes........     2,395          338            351            216           (768)
                                              --------   ----------     ----------     ----------     ----------
Income (loss) from continuing operations
  before minority interest, discontinued
  operations, extraordinary loss and
  cumulative effect of change in
  accounting................................    23,634      (12,073)        (4,472)       (16,790)        (4,558)
Minority interest in consolidated
  affiliate.................................       975           --             --             --             --
Discontinued operations:
  (Loss) income from discontinued
    operations..............................        --           --         (3,249)       (11,240)         1,146
  Reversal of loss and (loss) on disposal...    11,000      (11,000)       (38,343)            --             --
                                              --------   ----------     ----------     ----------     ----------
Income (loss) before extraordinary loss and
  cumulative effect of change in
  accounting................................    33,659      (23,073)       (46,064)       (28,030)        (3,412)
Extraordinary loss(5).......................     6,251           --          6,824             --          1,186
Cumulative effect of change in
  accounting(6).............................     8,213           --             --          2,110             --
                                              --------   ----------     ----------     ----------     ----------
Net income (loss)...........................  $ 19,195     $(23,073)      $(52,888)      $(30,140)      $ (4,598)
                                              =========  ==========     ==========     ==========     ==========
Average number of shares outstanding........    11,756       11,712         11,674         11,662          9,794
                                              =========  ==========     ==========     ==========     ==========

                                                                  FISCAL YEARS ENDED JUNE 30,
                                              --------------------------------------------------------------------
                                                1996         1995           1994           1993           1992
                                              --------   ------------   ------------   ------------   ------------
                                                         RESTATED(1)    RESTATED(1)    RESTATED(1)    RESTATED(1)
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Primary earnings (loss) per share:
  From continuing operations before minority
    interest, discontinued operations,
    extraordinary loss and cumulative effect
    of change in accounting.................  $   2.00     $  (1.03)      $   (.39)      $  (1.44)      $   (.46)
  Minority interest in consolidated
    affiliate...............................      (.08)          --             --             --             --
  Discontinued operations:
    (Loss) income from discontinued
      operations............................        --           --           (.28)          (.96)           .11
    Reversal of loss and (loss) on
      disposal..............................       .93         (.94)         (3.28)            --             --
  Extraordinary loss........................      (.53)          --           (.58)            --           (.12)
  Cumulative effect of change in
    accounting..............................      (.69)          --             --           (.18)            --
                                              --------   ----------     ----------     ----------     ----------
  Net income (loss) per share...............  $   1.63     $  (1.97)      $  (4.53)      $  (2.58)      $   (.47)
                                              ========   ==========     ==========     ==========     ==========
Fully diluted earnings (loss) per share:
  From continuing operations before minority
    interest, discontinued operations,
    extraordinary loss and cumulative effect
    of change in accounting.................  $   1.73     $  (1.03)      $   (.39)      $  (1.44)      $   (.46)
  Minority interest in consolidated
    affiliate...............................      (.07)          --             --             --             --
  Discontinued operations:
    (Loss) income from discontinued
      operations............................        --           --           (.28)          (.96)           .11
    Reversal of loss and (loss) on
      disposal..............................       .81         (.94)         (3.28)            --             --
  Extraordinary loss........................      (.46)          --           (.58)            --           (.12)
  Cumulative effect of change in
    accounting..............................      (.60)          --             --           (.18)            --
                                              --------   ----------     ----------     ----------     ----------
  Net income (loss) per share...............  $   1.41     $  (1.97)      $  (4.53)      $  (2.58)      $   (.47)
                                              ========   ==========     ==========     ==========     ==========
Cash dividends per share:
  Common stock..............................  $     --     $     --       $     --       $    .08       $    .12
  Class B common stock......................  $     --     $     --       $     --       $    .08       $    .12
BALANCE SHEET DATA(2):
Working capital.............................  $ 50,716     $ 24,534       $ 39,020       $116,430       $127,036
Total assets................................   142,637      169,744        180,743        197,225        228,631
Total long-term debt........................   112,336      143,770        137,295        161,910        148,893
Stockholders' equity........................   (43,254)     (62,697)       (40,009)         6,196         40,427

ITEM 6. SELECTED FINANCIAL DATA

                                                                      FISCAL YEARS ENDED JUNE 30,
                                                        --------------------------------------------------------
                                                          1991         1990         1989       1988       1987
                                                        --------   ------------   --------   --------   --------
                                                        RESTATED(1)
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA (2):
Net sales.............................................  $186,327     $186,315     $194,585   $152,400   $117,149
Cost of sales.........................................   121,597      120,977      128,038    102,414     78,908
                                                        --------   ----------     --------   --------   --------
Gross profit..........................................    64,730       65,338       66,547     49,986     38,241
Selling, general and administrative expenses..........    50,263       49,452       48,479     36,492     27,051
Restructuring and other non-recurring charges.........        --           --           --         --         --
                                                        --------   ----------     --------   --------   --------
Operating (loss) income(3)............................    14,467       15,886       18,068     13,494     11,190
Gain on sale of Barnett stock(4)......................        --           --           --         --         --
Interest expense, net.................................    17,462       15,814        8,136      3,841      3,727
                                                        --------   ----------     --------   --------   --------
Income (loss) from continuing operations before income
  taxes, minority interest, discontinued operations,
  extraordinary loss and cumulative effect of change
  in accounting.......................................    (2,995)          72        9,932      9,653      7,463
Provision (benefit) for income taxes..................      (680)          27        3,794      3,044      3,673
                                                        --------   ----------     --------   --------   --------
Income (loss) from continuing operations before
  minority interest, discontinued operations,
  extraordinary loss and cumulative effect of change
  in accounting.......................................    (2,315)          45        6,138      6,609      3,790
Minority interest in consolidated affiliate...........        --           --           --         --         --
Discontinued operations:
  (Loss) income from discontinued operations..........     4,343        6,743        1,183         --         --
  Reversal of loss and (loss) on disposal.............        --           --           --         --         --
                                                        --------   ----------     --------   --------   --------
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting......................     2,028        6,788        7,321      6,609      3,790
Extraordinary loss(5).................................        --          320           --        666      1,590
Cumulative effect of change in accounting(6)..........        --           --           --         --         --
                                                        --------   ----------     --------   --------   --------
Net income (loss).....................................  $  2,028     $  6,468     $  7,321   $  5,943   $  2,200
                                                        =========  ==========     ========   ========   ========
Average number of shares outstanding..................     9,570        9,659        9,204      9,316      9,470
                                                        =========  ==========     ========   ========   ========
Primary earnings (loss) per share:
  From continuing operations before minority interest,
    discontinued operations, extraordinary loss and
    cumulative effect of change in accounting.........  $   (.24)    $    .01     $    .67   $    .71   $    .40
  Minority interest in consolidated affiliate.........        --           --           --         --         --
  Discontinued operations:
    (Loss) income from discontinued operations........       .45          .69          .13         --         --
    Reversal of loss and (loss) on disposal...........        --           --           --         --         --
  Extraordinary loss..................................        --         (.03)          --       (.07)      (.17)
    Cumulative effect of change in accounting.........        --           --           --         --         --
                                                        --------   ----------     --------   --------   --------
    Net income (loss) per share.......................  $    .21     $    .67     $     80   $    .64   $    .23
                                                        ========   ==========     ========   ========   ========
Fully diluted earnings (loss) per share:
  From continuing operations before minority interest,
    discontinued operations, extraordinary loss and
    cumulative effect of change in accounting.........  $   (.24)    $    .01     $    .59   $    .64   $    .40
  Minority interest in consolidated affiliate.........        --           --           --         --         --
  Discontinued operations:
    (Loss) income from discontinued operations........       .45          .65          .11         --         --
    Reversal of loss and (loss) on disposal...........        --           --           --         --         --
  Extraordinary loss..................................        --         (.03)          --       (.06)      (.17)
  Cumulative effect of change in accounting...........        --           --           --         --         --
                                                        --------   ------------   --------   --------   --------
  Net income (loss) per share.........................  $    .21     $    .63     $    .70   $    .58   $    .23
                                                        ========   ==========     ========   ========   ========
Cash dividends per share:
  Common stock........................................  $    .12     $    .12     $    .10   $    .07   $    .05
  Class B common stock................................  $    .12     $    .11     $    .08   $    .05   $    .02
BALANCE SHEET DATA(2):
Working capital.......................................  $133,454     $136,989     $117,777   $ 54,983   $ 47,890
Total assets..........................................   236,237      249,892      235,485    113,313     95,509
Total long-term debt..................................   156,431      176,523      178,976     58,513     48,530
Stockholders' equity..................................    37,866       39,242       26,934     20,921     17,046

---------------

(1) During fiscal 1996, the Company identified an intercompany inventory reconciling item between Consumer Products and WAMI and has restated prior year financial statements to reflect the correction of this item. The effect of this restatement was as follows:

                                                              AS PREVIOUSLY        AS
                      Stockholders' Equity:                     REPORTED        RESTATED
                                                              -------------     ---------
        At June 30, 1991..................................      $  38,066       $ 37,866
        At June 30, 1992..................................         40,827         40,427
        At June 30, 1993..................................          7,496          6,196
        At June 30, 1994..................................        (37,709)       (40,009)
        At June 30, 1995..................................        (60,397)       (62,697)
        Operating Income:
        Fiscal 1991.......................................      $  14,667       $ 14,467
        Fiscal 1992.......................................         14,899         14,699
        Fiscal 1993.......................................          4,691          3,791
        Fiscal 1994.......................................         18,213         17,213
        Income (loss) from continuing operations before
        minority interest, discontinued operations,
        extraordinary loss and cumulative effect of change
        in accounting:
        Fiscal 1991.......................................      $  (2,115)      $ (2,315)
        Fiscal 1992.......................................         (4,358)        (4,558)
        Fiscal 1993.......................................        (15,890)       (16,790)
        Fiscal 1994.......................................         (3,472)        (4,472)
        Net income (loss):
        Fiscal 1991.......................................      $   2,228       $  2,028
        Fiscal 1992.......................................         (4,398)        (4,598)
        Fiscal 1993.......................................        (29,240)       (30,140)
        Fiscal 1994.......................................        (51,888)       (52,888)
        Earnings per Share (Primary and Fully Diluted):
        Income (loss) from continuing operations before
        minority interest, discontinued operations,
        extraordinary loss and cumulative effect of change
        in accounting:
        Fiscal 1991.......................................      $   (0.22)      $  (0.24)
        Fiscal 1992.......................................          (0.44)         (0.46)
        Fiscal 1993.......................................          (1.37)         (1.44)
        Fiscal 1994.......................................          (0.30)         (0.39)
        Net Income (loss):
        Fiscal 1991.......................................      $    0.23       $   0.21
        Fiscal 1992.......................................          (0.45)         (0.47)
        Fiscal 1993.......................................          (2.51)         (2.58)
        Fiscal 1994.......................................          (4.44)         (4.53)

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

(3) During fiscal 1996, the Company recorded a $19.5 million restructuring and asset impairment loss, which included a $7.4 million restructuring charge primarily attributable to strategic initiatives at Consumer Products and a $12.1 asset impairment charge attributable to the Company's U.S. Lock division in accordance with SFAS 121 and a $14.8 million charge related to the reduction of carrying value of certain assets and liabilities. During fiscal 1995, the Company incurred $2.8 million in warehouse closure costs as Consumer Products' distribution network was downsized from four locations to three. During fiscal 1993, the Company recorded a $6.8 million restructuring charge which included $4.6 million representing the estimated loss to be incurred upon the proposed disposal of three businesses, $1.6 million representing costs incurred to consolidate administrative functions and transfer two of Consumer

    Products' domestic packaging facilities to Mexico and $0.6 million related to the Company's decision to not proceed with the securities offering of Barnett in fiscal 1993. The fiscal 1992 restructuring charge consisted of a $3.9 million capital loss realized upon the sale of the Company's portfolio of debt securities. See Note 3 to the Consolidated Financial Statements for further discussion.

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

                                                             Arthur Andersen LLP

Cleveland, Ohio,
October 7, 1996.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    JUNE 30, 1996, 1995, 1994, 1993 AND 1992

                                 (IN THOUSANDS)

                                     ASSETS

                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                         RESTATED    RESTATED    RESTATED    RESTATED
                                                         --------    --------    --------    --------
CURRENT ASSETS:
  Cash....................................   $  2,460    $  2,106    $  2,026    $    406    $    194
  Accounts receivable, net................     37,226      34,989      37,216      36,272      36,235
  Inventories.............................     59,883      71,162      78,669      71,642      79,925
  Net assets (liabilities) of discontinued
     operations...........................         --          --        (421)     29,156      42,183
  Net assets held for sale................         --          --          --       3,086          --
  Prepaid expenses........................      4,096       4,948       4,987       4,987       7,810
                                             --------    --------    --------    --------    --------
     Total current assets.................    103,665     113,205     122,477     145,549     166,347
                                             --------    --------    --------    --------    --------
PROPERTY AND EQUIPMENT:
  Land....................................      1,393       1,520       1,461       1,420       1,441
  Buildings...............................     11,842      13,573      12,421      11,213      10,808
  Equipment...............................     23,090      20,652      20,655      18,824      19,848
                                             --------    --------    --------    --------    --------
                                               36,325      35,745      34,537      31,457      32,097
Less accumulated depreciation
  and amortization........................    (18,597)    (16,364)    (17,163)    (14,784)    (13,321)
                                             --------    --------    --------    --------    --------
Property and equipment, net...............     17,728      19,381      17,374      16,673      18,776
                                             --------    --------    --------    --------    --------
COST OF BUSINESSES IN EXCESS OF NET ASSETS
  ACQUIRED, NET...........................     13,318      24,010      24,774      25,498      28,199
UNAMORTIZED DEBT ISSUANCE COSTS, NET......      5,008       9,875      10,284       3,935          --
OTHER ASSETS..............................      2,918       3,273       5,834       5,570      15,309
                                             --------    --------    --------    --------    --------
                                             $142,637    $169,744    $180,743    $197,225    $228,631
                                             ========    ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    JUNE 30, 1996, 1995, 1994, 1993 AND 1992

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                         RESTATED    RESTATED    RESTATED    RESTATED
                                                         --------    --------    --------    --------
CURRENT LIABILITIES:
  Current portion of long-term debt.......   $ 10,972    $ 59,844    $ 56,523    $  2,493    $  2,107
  Accounts payable........................     28,607      21,892      20,427      19,934      28,912
  Accrued liabilities.....................      9,892       4,780       4,406       4,083       5,692
  Accrued income taxes payable............      2,037          --          --          --          --
  Accrued interest........................      1,441       2,155       2,101       2,609       2,600
                                             --------    --------    --------    --------    --------
     Total current liabilities............     52,949      88,671      83,457      29,119      39,311
                                             --------    --------    --------    --------    --------
LONG-TERM DEBT, NET OF CURRENT PORTION....        863       1,204       1,684      22,567       9,662
SENIOR SECURED DEFERRED COUPON NOTES......     62,723      54,875      48,031          --          --
SENIOR NOTES..............................     43,026          --          --          --          --
SENIOR SUBORDINATED NOTES.................      5,724      48,750      48,750      98,750      98,750
SENIOR SECURED NOTES......................         --      38,786      38,675      38,563      38,451
CONVERTIBLE SUBORDINATED NOTES............         --         155         155       2,030       2,030
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED
  AFFILIATE...............................     20,606          --          --          --          --
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per
  share:
authorized and unissued 2,000 shares......         --          --          --          --          --
Common stock, $0.01 par value per share:
22,000 shares authorized: 9,693, 9,495,
  9,490, 9,424 and 9,411 shares issued,
  respectively............................         96          95          95          94          94
Class B common stock, $.01 par value per
  share: 2,153, 2,217, 2,222, 2,238 and
  2,251 shares issued, respectively.......         22          23          23          23          23
Paid-in capital...........................     21,419      21,098      21,098      18,467      18,467
Retained earnings (deficit)...............    (64,503)    (83,698)    (60,625)     (7,737)     23,335
                                             --------    --------    --------    --------    --------
                                              (42,966)    (62,482)    (39,409)     10,847      41,919
  Cumulative currency translation
     adjustment...........................       (288)       (215)       (600)     (4,651)     (1,492)
                                             --------    --------    --------    --------    --------
     Total stockholders' equity...........    (43,254)    (62,697)    (40,009)      6,196      40,427
                                             --------    --------    --------    --------    --------
                                             $142,637    $169,744    $180,743    $197,225    $228,631
                                             ========    ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            FISCAL YEAR ENDED JUNE 30,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                                     RESTATED    RESTATED    RESTATED
                                                                     --------    --------    --------
Net sales.................................   $235,067    $232,304    $215,112    $204,778    $197,738
Cost of sales.............................    160,556     152,368     141,011     138,144     127,315
                                             --------    --------    --------    --------    --------
Gross profit..............................     74,511      79,936      74,101      66,634      70,423
Selling, general and administrative
  expenses................................     70,628      62,481      56,888      56,081      51,824
Restructuring and other non-recurring
  charges.................................     19,507       2,779          --       6,762       3,900
                                             --------    --------    --------    --------    --------
Operating (loss) income...................    (15,624)     14,676      17,213       3,791      14,699
Gain on sale of Barnett stock.............     65,917          --          --          --          --
Interest expense, net of interest income
  of $157, $0, $14, $5 and $978,
  respectively............................     24,264      26,411      21,334      20,365      20,025
                                             --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes, minority interest,
  discontinued operations, extraordinary
  loss and cumulative effect of change in
  accounting..............................     26,029     (11,735)     (4,121)    (16,574)     (5,326)
Provision (benefit) for income taxes......      2,395         338         351         216        (768)
                                             --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before minority interest, discontinued
  operations, extraordinary loss and
  cumulative effect of change in
  accounting..............................     23,634     (12,073)     (4,472)    (16,790)     (4,558)
Minority interest in consolidated
  affiliate...............................        975          --          --          --          --
Discontinued operations:
  Income (loss) from discontinued
     operations...........................         --          --      (3,249)    (11,240)      1,146
  Reversal of loss and (loss) on disposal
     of business..........................     11,000     (11,000)    (38,343)         --          --
                                             --------    --------    --------    --------    --------
Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting..............................     33,659     (23,073)    (46,064)    (28,030)     (3,412)
Extraordinary loss........................      6,251          --       6,824          --       1,186
Cumulative effect of change in
  accounting..............................      8,213          --          --       2,110          --
                                             --------    --------    --------    --------    --------
Net income (loss).........................   $ 19,195    $(23,073)   $(52,888)   $(30,140)   $ (4,598)
                                             ========    ========    ========    ========    ========

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            FISCAL YEAR ENDED JUNE 30,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                                     RESTATED    RESTATED    RESTATED
                                                                     --------    --------    --------
Primary earnings (loss) per share:
From continuing operations before minority
  interest, discontinued operations,
  extraordinary loss and cumulative effect
  of change in accounting.................   $   2.00    $  (1.03)   $   (.39)   $  (1.44)   $   (.46)
  Minority interest in consolidated
     affiliate............................       (.08)                     --          --          --
  Discontinued operations:
     Income(loss) from discontinued
       operations.........................         --          --        (.28)       (.96)        .11
     Reversal of loss and (loss) on
       disposal of business...............        .93        (.94)      (3.28)         --          --
  Extraordinary loss......................       (.53)         --        (.58)         --        (.12)
  Cumulative effect of change in
     accounting...........................       (.69)         --          --        (.18)         --
                                             --------    --------    --------    --------    --------
                                             $   1.63    $  (1.97)   $  (4.53)   $  (2.58)   $   (.47)
                                             ========    ========    ========    ========    ========
Fully diluted earnings (loss) per share:
From continuing operations before minority
  interest, discontinued operations,
  extraordinary loss and cumulative of
  change in accounting....................   $   1.73    $  (1.03)   $   (.39)   $  (1.44)   $   (.46)
  Minority interest in consolidated
     affiliate............................       (.07)         --          --          --          --
  Discontinued operations:
     Income (loss) from discontinued
       operations.........................         --          --        (.28)       (.96)        .11
     Reversal of loss and (loss) on
       disposal of business...............        .81        (.94)      (3.28)         --          --
  Extraordinary loss......................       (.46)         --        (.58)         --        (.12)
  Cumulative effect of change in
     accounting...........................       (.60)         --          --        (.18)         --
                                             --------    --------    --------    --------    --------
                                             $   1.41    $  (1.97)   $  (4.53)   $  (2.58)   $   (.47)
                                             ========    ========    ========    ========    ========
Pro forma effect assuming the changes in
  accounting principle are applied
  retroactively:
     Income (loss) before extraordinary
       loss...............................   $ 33,659    $(25,331)   $(42,243)   $(30,339)   $ (5,139)
     Net income (loss)....................     27,408     (25,331)    (52,067)    (30,339)     (6,325)
Primary earnings (loss) per share:
     Income (loss) before extraordinary
       loss...............................   $   2.85    $  (2.16)   $  (3.88)   $  (2.60)   $  (0.52)
     Net income (loss)....................       2.32       (2.16)      (4.46)      (2.60)      (0.65)
Fully diluted earnings (loss) per share:
     Income (loss) before extraordinary
       loss...............................   $   2.47    $  (2.16)   $  (3.88)   $  (2.60)   $  (0.52)
     Net income (loss)....................       2.01       (2.16)      (4.46)      (2.60)      (0.65)
Average Number of Common Shares
  Outstanding.............................     11,756      11,712      11,674      11,662       9,794
                                             ========    ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                               CUMULATIVE
                                             CLASS B                            CURRENCY          TOTAL
                                   COMMON    COMMON     PAID-IN    RETAINED    TRANSLATION    STOCKHOLDERS'
                                   STOCK      STOCK     CAPITAL    DEFICIT     ADJUSTMENT        EQUITY
                                   ------    -------    -------    --------    -----------    -------------
Balance June 30, 1991, as
  restated......................    $ 72      $  23     $ 7,684    $29,134      $     953       $  37,866
  Net loss......................                                    (4,598)                        (4,598)
  Cash dividends:
  $.12 per common share and
    Class B share...............                                    (1,201)                        (1,201)
  Issuance of common stock......      22                  9,763                                     9,785
  Stock options exercised.......                             20                                        20
  Stock warrants issued.........                          1,000                                     1,000
  Currency translation
    adjustment..................                                                   (2,445)         (2,445)
                                   ------    -------    -------    -------     ----------     -----------
Balance June 30, 1992, as
  restated......................    $ 94      $  23     $18,467    $23,335      $  (1,492)      $  40,427
  Net loss......................                                   (30,140)                       (30,140)
  Cash dividends:
  $.08 per common share and
    Class B share...............                                      (932)                          (932)
  Currency translation
    adjustment..................                                                   (3,159)         (3,159)
                                   ------    -------    -------    -------     ----------     -----------
Balance June 30, 1993, as
  restated......................    $ 94      $  23     $18,467    $(7,737)     $  (4,651)      $   6,196
  Net loss......................                                   (52,888)                       (52,888)
  Elimination of currency
    translation adjustment
    relating to discontinued
    operation (Ideal)...........                                                    6,419           6,419
  Contribution to Profit Sharing
    Plan........................       1                    131                                       132
  Stock warrants issued.........                          2,500                                     2,500
  Currency translation
    adjustment..................                                                   (2,368)         (2,368)
                                   ------    -------    -------    -------     ----------     -----------
Balance June 30, 1994, as
  restated......................      95         23      21,098    (60,625)          (600)        (40,009)
  Net loss......................                                   (23,073)                       (23,073)
  Currency translation
    adjustment..................                                                      385             385
                                   ------    -------    -------    -------     ----------     -----------
Balance June 30, 1995, as
  restated......................      95         23      21,098    (83,698)          (215)        (62,697)
  Net income....................                                    19,195                         19,195
  Conversions of Class B common
    stock.......................       1         (1)                                                   --
  Exercise of stock options,
    warrants and convertible
    notes.......................                            321                                       321
  Currency translation
    adjustment..................                                                      (73)            (73)
                                   ------    -------    -------    -------     ----------     -----------
Balance June 30, 1996...........    $ 96      $  22     $21,419   $(64,503)     $    (288)      $ (43,254)
                                   ======    =======    =======    =======     ==========     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                      --------------------------------------------------------
                                                        1996        1995        1994        1993        1992
                                                      --------    --------    --------    --------    --------
                                                                  RESTATED    RESTATED    RESTATED    RESTATED
                                                                  --------    --------    --------    --------
Cash From (Used For):
Operations:
  Net income (loss)................................   $ 19,195    $(23,073)   $(52,888)   $(30,140)   $ (4,598)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operations:
  Cumulative effect of change in accounting........      8,213          --          --       2,110          --
  Extraordinary loss...............................      6,251          --       6,824          --       1,186
  Restructuring and asset impairment loss..........     19,507       2,779          --       6,762       3,900
  Gain on sale of Barnett stock....................    (65,917)         --          --          --          --
  Non-cash interest................................      7,523       6,648         531          --          --
  Other non-cash charges...........................      7,096          --          --          --          --
  (Reversal of loss) and loss on disposal of
    Consumer Products..............................    (11,000)     11,000          --          --          --
  Minority interest in consolidated affiliate......        975          --          --          --          --
  Depreciation and amortization....................      8,606       9,078       7,478       8,932       6,525
  Deferred income taxes............................       (500)         --          --          --
  Bad debt provision...............................      4,325         692         617         695         562
  Changes in assets and liabilities:
    Accounts receivable, net.......................     (5,271)       (100)     (1,561)     (2,361)     (2,403)
    Inventories....................................       (187)        597      (9,109)        982     (15,464)
    Prepaid expenses...............................        852        (161)         --       2,276      (2,285)
    Accounts payable...............................      2,960      (1,674)        493      (8,337)     11,050
    Accrued liabilities............................      2,597      (1,187)       (185)     (1,691)       (878)
    Other, net.....................................        (74)        385       4,054      (3,159)     (2,444)
    Change in net assets of discontinued
      operations...................................         --        (421)     29,577      13,027       6,646
                                                      --------    --------    --------    --------    --------
    Net cash provided by (used for) operations.....      5,151       4,563     (14,169)    (10,904)      1,797
                                                      ========    ========    ========    ========    ========
Investments:
  Capital expenditures, net........................     (5,224)     (5,092)     (3,437)     (1,336)     (3,193)
  Change in other assets...........................     (1,523)       (787)     (1,166)     (1,826)     (5,922)
  Net proceeds from sale of business...............     92,636          --       3,006          --       4,386
                                                      --------    --------    --------    --------    --------
  Net cash provided by (used for) investments......     85,889      (5,879)     (1,597)     (3,162)     (4,729)
                                                      ========    ========    ========    ========    ========
Financing:
  Borrowings under credit agreements...............    209,182     241,953      78,822     100,370      37,493
  Payments under credit agreements.................   (249,551)   (238,113)    (60,675)    (85,160)    (31,608)
  Borrowings under term loan.......................      5,000          --      15,000          --     (60,000)
  Repayments under term loan.......................    (14,000)     (1,000)         --          --      48,500
  Repurchase of debt...............................         --          --      (1,875)         --     (12,878)
  Debt issuance costs..............................     (1,488)     (1,444)    (13,886)         --          --
  Retirement of Senior Secured Notes...............    (39,150)         --          --          --          --
  Premium on early retirement of Senior Secured
    Notes..........................................     (1,000)         --          --          --          --
  Dividends paid...................................         --          --          --        (932)     (1,201)
  Issuance of common stock.........................        321          --          --          --       9,805
                                                      --------    --------    --------    --------    --------
  Net cash (used for) provided by financing........    (90,686)      1,396      17,386      14,278      (9,889)
                                                      --------    --------    --------    --------    --------
Net increase (decrease) in cash....................        354          80       1,620         212     (12,821)
Balance, beginning of period.......................      2,106       2,026         406         194      13,015
                                                      --------    --------    --------    --------    --------
Balance, end of period.............................   $  2,460    $  2,106    $  2,026    $    406    $    194
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

     The number of common shares used to calculate primary and fully diluted earnings per share are as follows:

                                               1996       1995       1994       1993      1992
                                              ------     ------     ------     ------     -----
    Primary................................   11,793     11,712     11,674     11,662     9,794
    Fully diluted..........................   13,653     11,712     11,674     11,662     9,794

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

     Of the $47.7 million of net proceeds received by Barnett in the Barnett Public Offering, Barnett used (i) $23.0 million to repay all of the outstanding indebtedness borrowed by it under the secured credit facility (the "Operating Companies Revolving Credit Facility") among Citicorp USA, Inc. as agent, and Barnett, Consumer Products and WOC, (ii) $22.0 million to pay a dividend evidenced by a note payable to Waxman USA and (iii) $2.7 million for working capital. The $44.9 million of net proceeds received by Waxman USA from the Barnett Public Offering, together with payment from Barnett of the $22.0 million note payable described above, were applied primarily to repay debt including (i) all of the $39.2 million principal amount the Company's 12 1/4% Senior Secured Notes due 1998 and Floating Rate Senior Secured Notes due 1998 (collectively, the "Senior Secured Notes") plus accrued interest and redemption premium of approximately $1.7 million, thereby eliminating the mandatory sinking fund requirements relating to the Senior Secured Notes which were scheduled to commence in September 1996, and (ii) $5.0 million of the $10.0 million outstanding indebtedness and accrued interest under the secured term loan (the "Term Loan") among Citibank, N.A., as agent, and Barnett, Consumer Products and WOC. The remaining net proceeds received by Waxman USA (approximately $21.0 million) are intended to be used to (i) reduce additional outstanding indebtedness borrowed by Consumer Products or WOC under the New Credit Agreement, described in Note 5, and/or (ii) retire the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and/or the Company's 11 1/8% Senior Notes due 2001 (the "Senior Notes") and/or (iii) reinvest in Consumer Products' and/or WOC's businesses.

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

  A. DISCONTINUED OPERATIONS -- CONSUMER PRODUCTS

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

  B. STRATEGIC REVIEW OF OPERATIONS -- FISCAL 1996

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

     In addition, during the fourth quarter of 1996, the Company recorded a $19.5 million pre-tax restructuring and asset impairment charge. Below is a summary of the components of the charge:

                                                                           (IN MILLIONS)
                                                                           -------------
        Exiting product lines...........................................       $ 4.1
        Warehouse closure costs.........................................         1.3
        Reduction of excess capacity....................................         1.1
        Other...........................................................         0.9
        Asset impairment................................................        12.1
                                                                               -----
          Total.........................................................       $19.5
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

  C. RESTRUCTURING AND NON-RECURRING CHARGES -- FISCAL 1995

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

  D. DISCONTINUED OPERATIONS -- IDEAL -- FISCAL 1994

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

     Summary operating results of the discontinued operation for the periods presented are as follows:

                                                            1994         1993         1992
                                                           -------     --------     --------
    Net sales...........................................   $87,265     $153,875     $181,305
    Costs and expenses..................................    90,262      164,684      178,540
                                                           -------     --------     --------
    Income (loss) before income taxes...................    (2,997)     (10,809)       2,765
    Income taxes........................................       252          431        1,619
                                                           -------     --------     --------
      Net income (loss).................................   $(3,249)    $(11,240)    $  1,146
                                                           =======     ========     ========

  E. STRATEGIC REVIEW OF OPERATIONS--FISCAL 1993 AND FISCAL 1994

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

        Estimated loss on disposal of businesses............................   $4,600
        Relocation and consolidation costs..................................    1,544
        Other...............................................................      618
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

5. DEBT

  A. LONG-TERM DEBT

     Total long-term debt consisted of the following:

                                                                   JUNE 30,
                                              ---------------------------------------------------
                                               1996       1995       1994       1993       1992
                                              -------    -------    -------    -------    -------
    Barnett Credit Agreement...............   $    --    $    --    $    --    $    --    $    --
    New Credit Agreement...................     4,915         --         --         --         --
    New Term Loans.........................     5,000         --         --         --         --
    Operating Companies Revolving Credit
      Facility, repaid in fiscal 1996......        --     43,710     39,379         --         --
    Term Loan, repaid in fiscal 1996.......        --     14,000     15,000         --         --
    Domestic Bank Credit Facility, repaid
      in fiscal 1994.......................        --         --         --     20,400      5,000
    Other notes, maturing through 2007,
      bearing interest from 7.4% to 10%,
      secured by real property.............     1,920      3,338      3,828      4,660      6,769
                                              -------    -------    -------    -------    -------
                                               11,835     61,048     58,207     25,060     11,769
    Less: current portion..................    10,972     59,844     56,523      2,493      2,107
                                              -------    -------    -------    -------    -------
      Long-term debt, net of current
         portion...........................   $   863    $ 1,204    $ 1,684    $22,567    $ 9,662
                                              =======    =======    =======    =======    =======

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

  C. SENIOR NOTES

     On April 3, 1996, the Company, through its wholly-owned subsidiary Waxman USA, consummated an offer to exchange $48.75 million principal amount of its 11 1/8% Senior Notes due September 1, 2001 (the "Senior Notes") for a like amount of the Company's outstanding Senior Subordinated Notes, and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million principal amount of Senior Subordinated Notes were exchanged.

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

     The components of income (loss) from continuing operations before income taxes, minority interest, discontinued operations extraordinary loss and cumulative effect of change in accounting are as follows:

                                                     FISCAL YEAR ENDED JUNE 30,
                                      ---------------------------------------------------------
                                       1996         1995        1994         1993        1992
                                      -------     --------     -------     --------     -------
    Domestic.......................   $27,279     $(11,353)    $(5,127)    $(14,342)    $(6,379)
    Foreign........................    (1,250)        (382)      1,006       (2,232)      1,053
                                      -------     --------     -------     --------     -------
         Total.....................   $26,029     $(11,735)    $(4,121)    $(16,574)    $(5,326)
                                      =======     ========     =======     ========     =======

     The components of the provision (benefit) for income taxes are:

                                                         FISCAL YEAR ENDED JUNE 30,
                                                ---------------------------------------------
                                                 1996      1995     1994     1993      1992
                                                ------     ----     ----     ----     -------
    Currently payable:
      U.S. Federal...........................   $1,673     $ --     $ --     $ --     $(2,404)
      Foreign and other......................    1,222      338      351      216         572
                                                ------     ----     ----     ----     -------
         Total current.......................    2,895      338      351      216      (1,832)
    Deferred: Federal........................     (500)      --       --       --       1,064
                                                ------     ----     ----     ----     -------
      Total provision (benefit)                 $2,395     $338     $351     $216     $  (768)
                                                ======     ====     ====     ====     =======

     For periods subsequent to the Barnett Public Offering in April 1996, Barnett will no longer be included in the Company's consolidated tax return.

     The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                         FISCAL YEAR ENDED JUNE 30,
                                              -------------------------------------------------
                                              1996       1995       1994       1993       1992
                                              -----      -----      -----      -----      -----
    U.S. statutory rate....................    35.0%      35.0%      34.0%      34.0%      34.0%
    Domestic losses not benefited..........      --      (32.2)     (39.3)     (24.3)        --
    Capital losses not benefited...........      --         --         --      (10.0)     (18.7)
    Utilization of loss carryforwards......   (50.7)        --         --         --         --
    State taxes, net.......................     3.3       (1.7)      (3.9)      (0.8)      (2.4)
    Goodwill amortization..................    19.0       (4.2)      (6.7)      (1.6)      (4.6)
    Foreign tax items......................     1.3         --        5.8         --         --
    Alternative minimum tax................     3.3         --         --         --         --
    Change in valuation allowance..........    (2.5)        --         --         --         --
    Effect of prior year purchase
      accounting adjustments...............      --         --         --         --        2.8
    Other, net.............................     0.5        0.2        1.6        1.4        3.3
                                              -----      -----      -----      -----      -----
      Effective tax rate...................     9.2%      (2.9)%     (8.5)%     (1.3)%     14.4%
                                              =====      =====      =====      =====      =====

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities are as follows:

                                                            FISCAL YEAR ENDED JUNE 30,
                                                       ------------------------------------
                                                         1996         1995          1994
                                                       --------     ---------     ---------
    Net operating loss carryforwards...............    $ 19,020     $ 26,266      $ 20,263
    Original issue discount........................       5,295        2,597            --
    Accrued expenses...............................       2,345          146         2,272
    Inventories....................................       2,326        1,479         1,143
    Accounts receivable............................         648          474           426
    Alternative minimum tax credit.................         232           --            --
    Other..........................................         869          322           665
                                                       --------     --------      --------
      Deferred tax assets..........................      30,735       31,284        24,769
                                                       --------     --------      --------
    Investment in subsidiaries.....................      (6,911)          --            --
    Property.......................................        (813)      (1,273)       (1,055)
    Other assets...................................        (129)      (2,995)       (1,585)
                                                       --------     --------      --------
    Deferred tax liabilities.......................      (7,853)      (4,268)       (2,640)
                                                       --------     --------      --------
                                                         22,882       27,016        22,129
      Valuation allowance..........................     (22,382)     (27,016)      (22,129)
                                                       --------     --------      --------
                                                       $    500     $     --      $     --
                                                       ========     ========      ========

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

     Future minimum rental payments are as follows:

FISCAL YEAR ENDED
     JUNE 30,
------------------
       1997....................................................  $ 4,001
       1998....................................................    3,410
       1999....................................................    2,764
       2000....................................................    1,956
       2001....................................................    1,044
       Thereafter..............................................    1,376
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

     Changes in stock options outstanding for the 1992 Stock Option Plan were as follows:

                                                                  SHARES        OPTION PRICE
                          STOCK OPTIONS                         OUTSTANDING       PER SHARE
    ---------------------------------------------------------   -----------     -------------
    Balance as of June 30, 1992..............................          --                  --
    Granted..................................................       1,045       $ 4.25 -$5.00
    Exercised................................................          --                  --
    Expired or terminated....................................         (55)              $5.00
                                                                ---------
    Balance as of June 30, 1993..............................         990       $ 4.75 -$5.00
    Granted..................................................       1,250       $ 2.25 -$3.88
    Exercised................................................          --                  --
    Expired or terminated....................................      (1,046)      $ 2.38 -$5.00
                                                                ---------
    Balance as of June 30, 1994..............................       1,194               $2.25
    Granted..................................................          33              $1.375
    Exercised................................................          --                  --
    Expired or terminated....................................         (46)              $2.25
                                                                ---------
    Balance as of June 30, 1995..............................       1,181       $1.375-$2.25
    Granted..................................................         385       $1.00 -$1.125
    Exercised................................................         (61)              $2.25
    Expired or terminated....................................        (151)      $ 1.00 -$2.25
                                                                ---------
    Balance as of June 30, 1996..............................       1,354       $ 1.00 -$2.25
                                                                =========

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

     The effect of this restatement was as follows:

                                                                   AS PREVIOUSLY
                                                                     REPORTED        AS RESTATED
                                                                   -------------     -----------
    Total Stockholders' Equity:
    At June 30, 1992............................................     $  40,827        $  40,427
    At June 30, 1993............................................         7,496            6,196
    At June 30, 1994............................................       (37,709)         (40,009)
    At June 30, 1995............................................       (60,397)         (62,697)
    Operating Income:
    Fiscal 1992.................................................     $  14,899        $  14,699
    Fiscal 1993.................................................         4,691            3,791
    Fiscal 1994.................................................        18,213           17,213
    Income (loss) from continuing operations before minority
    interest, discontinued operations, extraordinary loss and
    cumulative effect of change in accounting:
    Fiscal 1992.................................................     $  (4,358)       $  (4,558)
    Fiscal 1993.................................................       (15,890)         (16,790)
    Fiscal 1994.................................................        (3,472)          (4,472)
    Net income (loss):
    Fiscal 1992.................................................     $  (4,398)       $  (4,598)
    Fiscal 1993.................................................       (29,240)         (30,140)
    Fiscal 1994.................................................       (51,888)         (52,888)
    Earnings per Share (Primary and Fully Diluted):
    Income (loss) from continuing operations before minority
    interest, discontinued operations, extraordinary loss and
    cumulative effect of change in accounting:
    Fiscal 1992.................................................     $   (0.44)       $   (0.46)
    Fiscal 1993.................................................         (1.37)           (1.44)
    Fiscal 1994.................................................         (0.30)           (0.39)
    Net Income (loss):
    Fiscal 1992.................................................     $   (0.45)       $   (0.47)
    Fiscal 1993.................................................         (2.51)           (2.58)
    Fiscal 1994.................................................         (4.44)           (4.53)

     Corresponding changes have been made to the consolidated balance sheets to reduce inventories.

                      SUPPLEMENTARY FINANCIAL INFORMATION

  QUARTERLY RESULTS OF OPERATIONS:

     The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1996, 1995, 1994, 1993 and 1992 (in thousands, except per share amounts):

              FISCAL 1996 (RESTATED)(1)                 1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
-----------------------------------------------------   --------    --------    --------    --------
Net sales............................................   $ 57,589    $59,345     $58,543     $ 59,590
Gross profit(2)(3)...................................     19,577     20,230      15,731       18,973
Operating income (loss)(4)(5)........................      4,817      5,211      (2,468)     (23,184)
Income (loss) from continuing operations before
  extraordinary charge and change in accounting(6)...     (1,978)    (1,507)     (9,184)      36,303
Reversal of loss on disposal.........................         --         --      11,000           --
Income (loss) before extraordinary charge and change
  in accounting......................................     (1,978)    (1,507)      1,816       36,328
Extraordinary charge.................................         --         --          --        6,251
Cumulative effect of change in accounting............      8,213         --          --           --
Net income (loss)....................................   $(10,191)   $(1,507)    $ 1,816     $ 29,077
Primary earnings per share:
Loss from continuing operations before extraordinary
  charge and change in accounting....................   $  (0.17)   $ (0.13)   $  0.15     $   2.58
Extraordinary charge.................................         --         --          --        (0.46)
Cumulative effect of change in accounting............      (0.70)        --          --           --
Net income (loss)....................................   $  (0.87)   $ (0.13)    $  0.15     $   2.12
Fully diluted earnings per share:
Loss from continuing operations before extraordinary
  charge and change in accounting....................   $  (0.17)   $ (0.13)    $  0.14     $   2.58
Extraordinary charge.................................         --         --          --        (0.46)
Cumulative effect of change in accounting............      (0.70)        --          --           --
Net income (loss)....................................   $  (0.87)     (0.13)    $  0.14     $   2.12

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

(6) Includes the pre-tax gain on the sale of Barnett Common Stock of $65.9 million in the 1996 fourth quarter.

                     FISCAL 1995                         1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
------------------------------------------------------   --------    --------    --------    --------
Net sales.............................................   $59,444     $58,951     $58,767     $ 55,142
Gross profit..........................................    20,887      20,582      20,281       18,186
Operating income (loss)...............................     5,639       5,484       4,719       (1,166)
Loss from continuing operations before loss on
  disposal of discontinued operations.................      (552)       (983)     (1,869)      (8,669)
Loss on disposal of discontinued operations...........        --          --          --      (11,000)
Net income (loss).....................................   $  (552)    $  (983)    $(1,869)    $(19,669)
Primary and fully diluted earnings per share:
Loss from continuing operations.......................   $  (.05)    $  (.08)    $  (.16)    $   (.74)
  Loss on disposal of discontinued operations.........        --          --          --         (.94)
  Net income (loss)...................................   $  (.05)    $  (.08)    $  (.16)    $  (1.68)

              FISCAL 1994 (RESTATED)(7)                  1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
------------------------------------------------------   --------    --------    --------    --------
Net sales.............................................   $54,701     $53,233     $ 52,311    $54,867
Gross profit..........................................    18,500      18,514       18,301     18,786
Operating income......................................     4,509       4,874        4,163      3,667
Loss from continuing operations before extraordinary
  charge..............................................      (607)       (292)      (1,191)    (2,382)
Income (loss) from discontinued operation.............       886         115       (4,250)        --
Loss on disposal......................................        --          --      (38,343)        --
Extraordinary charge..................................        --          --       (6,625)      (199)
Net income (loss).....................................   $   279     $  (177)    $(50,409)   $(2,581)
Primary and fully diluted earnings per share:
Income (loss) from continuing operations before
  extraordinary charge................................   $ (0.05)    $ (0.03)    $  (0.10)   $ (0.21)
Income (loss) from discontinued operations............      0.07        0.01        (0.36)        --
Loss on disposal......................................        --          --        (3.28)        --
Extraordinary charge..................................        --          --        (0.56)     (0.02)
Net income (loss).....................................   $  0.02     $ (0.02)    $  (4.30)   $ (0.23)

(7) As a result of the restatement for the correction of an intercompany inventory reconciling item, cost of sales in 1994 increased by $250 in each quarter, without tax benefit, which is reflected in the table above. The Company previously reported net income (loss) of $529, $73, $(50,159) and $(2,331), or net income (loss) per share of $.05, $.01, $(4.29) and $(.20)
     for the first, second, third and fourth quarters of 1994, respectively.

              FISCAL 1993 (RESTATED)(8)                  1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
------------------------------------------------------   --------    --------    --------    --------
Net sales.............................................   $54,405     $50,969     $48,583     $ 50,821
Gross profit..........................................    18,147      16,902      16,373       15,212
Operating income (loss)...............................     4,253       3,935       3,505       (7,902)
Loss from continuing operations before change in
  accounting..........................................      (413)       (597)     (1,110)     (14,670)
Income (loss) from discontinued operation.............       785         733        (218)     (12,540)
Cumulative effect of change in accounting.............    (2,110)         --          --           --
Net income (loss).....................................   $(1,738)    $   136     $(1,328)    $(27,210)
Primary and fully diluted earnings per share:
Loss from continuing operations before change in
  accounting..........................................   $ (0.04)    $ (0.05)    $ (0.09)    $  (1.26)
Income (loss) from discontinued operations............      0.07        0.06       (0.02)       (1.07)
Cumulative effect of change in accounting.............     (0.18)         --          --           --
Net income (loss).....................................   $ (0.15)    $  0.01     $ (0.11)    $  (2.33)

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

               FISCAL 1992 (RESTATED)(9)                  1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
-------------------------------------------------------   --------    --------    --------    --------
Net sales..............................................   $48,670     $47,268     $47,628     $54,172
Gross profit...........................................    16,930      16,534      17,129      19,830
Operating income.......................................     3,739       4,238       5,324       1,398
Income (loss) from continuing operations before
  extraordinary charge.................................      (185)       (232)        134      (4,275)
Income (loss) from discontinued operation..............       760         652          77        (343)
Extraordinary charge...................................        --          --          --      (1,186)
Net income (loss)......................................   $   575     $   420     $   211     $(5,804)
Primary earnings per share:
Income (loss) from continuing operations before
  extraordinary charge.................................   $ (0.02)    $ (0.02)    $  0.01     $ (0.40)
Income (loss) from discontinued operations.............      0.08        0.07        0.01       (0.03)
Extraordinary charge...................................        --          --          --       (0.11)
Net income (loss)......................................   $  0.06     $  0.05     $  0.02     $ (0.55)
Fully Diluted earnings per share:
Income (loss) from continuing operations before
  extraordinary charge.................................   $ (0.02)    $ (0.02)    $ (0.01)    $ (0.41)
Income (loss) from discontinued operations.............      0.08        0.07        0.01       (0.03)
Extraordinary charge...................................        --          --          --       (0.11)
Net income (loss)......................................   $  0.06     $  0.05     $  0.00     $ (0.55)

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

10.10*   Employment Agreement dated November 1, 1994 between Waxman Consumer Products Group
         Inc. and Laurence Waxman (Exhibit 10.5 to Waxman Industries, Inc.'s Amendment No. 4
         to Registration Statement on Form S-2 filed October 10, 1995, Registration No.
         33-54211, incorporated herein by reference).
10.11*   Intercorporate Agreement dated March 28, 1996 among Waxman Industries, Inc., Waxman
         USA Inc., Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI,
         International, Inc. (Exhibit 10.8 to Waxman Industries, Inc.'s Amendment No. 8 to
         Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
18.1*    Letter Regarding Change in Accounting Principles (Exhibit 18.1 to Annual Report on
         Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).
18.2*    Letter Regarding Change in Accounting Principles (Exhibit 18.2 to Annual Report on
         Form 10-K for the year ended June 30, 1996, File No. 001-10273, incorporated herein by reference).
21.1*    Subsidiaries. (Exhibit 21.1 to Waxman Industries, Inc.'s Form S-4 filed June 20,
         1994, incorporated herein by reference).
23.1*    Consent of Arthur Andersen LLP (Exhibit 23.1 to Annual Report on Form 10-K for the
         year ended June 30, 1996. File No. 001-10273, incorporated herein by reference).
23.2*    Consent of Arthur Andersen LLP (Exhibit 23.2 to Annual Report on Form 10K/A for the
         year ended June 30, 1996. File No. 001-10273, incorporated herein by reference).
23.3     Consent of Arthur Andersen LLP.
27.1*    Financial Data Schedule (Exhibit 27.1 to Annual Report on Form 10-K for the year ended June 30, 1996, File No. 001-10273, incorporated herein by reference).

---------------

* Incorporated herein by reference as indicated.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

October 28, 1996

                                          Waxman Industries, Inc.

                                          By: /s/ Michael J. Vantusko
                                             ------------------------------
                                                  Chief Financial Officer