Form 10-Q
period 1996-09-30
WAXMAN INDUSTRIES INC
filed 1996-11-08
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                                          ------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FROM         TO

Commission File Number 0-5888

                             WAXMAN INDUSTRIES, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                 34-0899894
                   --------                                 ----------
             (State of Incorporation)                   (I.R.S. Employer
                                                     Identification Number)

                   24460 AURORA ROAD
                 BEDFORD HEIGHTS, OHIO                   44146
                 ---------------------                   -----
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

                                  Yes X   No
                                     ----   ----

9,703,728 shares of Common Stock, $.01 par value, and 2,153,046 shares of Class B Common Stock, $.01 par value, were outstanding as of October 21, 1996.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------

                                                                          PAGE
                                                                          ----

PART 1.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 1996
            and 1995...............................................        3

            Condensed Consolidated Balance Sheets -
            September 30, 1996 and June 30, 1996....................     4-5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1996 and
            1995...................................................        6

            Notes to Condensed Consolidated Financial
            Statements.............................................      7-8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-12

PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information......................................          13

Item 6.  Exhibits and Reports on Form 8-K.......................          13


SIGNATURES
----------

EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      1996             1995
                                                                      ----             ----
Net sales                                                          $ 65,879         $ 57,589

Cost of sales                                                        42,985           38,012
                                                                    -------          -------

Gross profit                                                         22,894           19,577

Selling, general and administrative
  expenses                                                           16,348           14,760
                                                                    -------          -------

Operating income                                                      6,546            4,817

Interest expense, net                                                 4,049            6,653
                                                                    -------          -------

Income (loss) before income taxes, minority
  interest and cumulative effect of change
  in accounting                                                       2,497           (1,836)

Provision for income taxes                                            1,942              142
                                                                    -------          -------

Income (loss) before minority interest and
  cumulative effect of change in accounting                             555           (1,978)
Minority interest in consolidated
  affiliate                                                           1,352                -
                                                                    -------          -------
Loss before cumulative effect of change
  in accounting                                                        (797)          (1,978)
Cumulative effect of change in accounting                                 -           (8,213)
                                                                    -------          -------
Net loss                                                           $   (797)        $(10,191)
                                                                    =======          =======

Earnings (loss) per share (primary and fully diluted):

Income (loss) before minority interest
  and cumulative effect of change
  in accounting                                                    $    .04         $   (.17)

Minority interest in consolidated
  affiliate                                                            (.10)               -
Cumulative effect of change in accounting                                 -             (.70)
                                                                    -------          -------
Net loss                                                           $   (.06)        $   (.87)
                                                                    =======          =======

Weighted average shares and equivalents                              13,345           11,729
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                 (IN THOUSANDS)

                                     ASSETS

                                                                  September 30,             June 30,
                                                                      1996                    1996
                                                                  (Unaudited)              (Audited)
                                                                  -----------              ---------

         CURRENT ASSETS:
           Cash                                                    $  1,207                 $  2,460
           Accounts receivable, net                                  39,165                   37,226
           Inventories                                               64,533                   59,883
           Prepaid expenses                                           3,323                    4,096
                                                                    -------                  -------
             Total current assets                                   108,228                  103,665
                                                                    -------                  -------

         PROPERTY AND EQUIPMENT:
           Land                                                       1,470                    1,393
           Buildings                                                 12,084                   11,842
           Equipment                                                 25,869                   23,090
                                                                    -------                  -------
                                                                     39,423                   36,325

           Less accumulated depreciation
             and amortization                                       (19,656)                 (18,597)
                                                                    -------                  -------
           Property and equipment, net                               19,767                   17,728

         COST OF BUSINESSES IN EXCESS
           OF NET ASSETS ACQUIRED, NET                               13,215                   13,318
         UNAMORTIZED DEBT ISSUANCE COSTS, NET                         4,930                    5,008
         OTHER ASSETS                                                 3,165                    2,918
                                                                    -------                  -------
                                                                   $149,305                 $142,637
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1996 AND JUNE 30, 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,                June 30,
                                                                      1996                       1996
                                                                  (Unaudited)                 (Audited)
                                                                  -----------                 ---------

CURRENT LIABILITIES:
  Current portion of long-term debt                               $  14,894                   $  10,972
  Accounts payable                                                   30,149                      28,607
  Accrued liabilities                                                10,953                      11,929
  Accrued interest                                                      870                       1,441
                                                                   --------                    --------
      Total current liabilities                                      56,866                      52,949
                                                                   --------                    --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                  983                         863

SENIOR SECURED DEFERRED COUPON NOTES                                 64,826                      62,723
SENIOR NOTES                                                         43,026                      43,026
SENIOR SUBORDINATED NOTES                                             5,724                       5,724

MINORITY INTEREST IN CONSOLIDATED AFFILIATE                          21,958                      20,606

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                  -                           -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,693
    at September 30, 1996 and June 30, 1996                              96                          96
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,153
    at September 30, 1996 and June 30, 1996                              22                          22
  Paid-in capital                                                    21,419                      21,419
  Retained deficit                                                  (65,301)                    (64,503)
                                                                    -------                     -------
                                                                    (43,764)                    (42,966)
  Cumulative currency translation adjustment                           (314)                       (288)
                                                                    -------                     -------

    Total stockholders' equity (deficit)                            (44,078)                    (43,254)
                                                                    -------                     -------
                                                                   $149,305                    $142,637
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                     1996               1995
                                                                   ----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net loss                                                          $   (797)         $(10,191)
  Adjustments to reconcile net loss to
    net cash provided by (Used in) operating
    activities:
      Non-cash interest                                                2,103             1,866
      Cumulative effect of change in accounting                            -             8,213
      Minority interest in consolidated affiliate                      1,352                 -
      Depreciation and amortization                                    1,239             1,342
  Changes in assets and liabilities:
    Accounts receivable, net                                          (1,939)              766
    Inventories                                                       (4,650)            4,395
    Prepaid expenses                                                     526            (2,137)
    Accounts payable                                                   1,542               410
    Accrued liabilities                                                 (976)            1,352
    Accrued interest                                                    (571)           (2,155)
    Other, net                                                           (26)              (65)
                                                                     -------           -------
      Net Cash Provided by (Used in) Operating
      Activities                                                      (2,197)            3,796
                                                                     --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                           (3,098)           (1,481)
                                                                     -------           -------
      Net Cash (Used in) Investing Activities                         (3,098)           (1,481)
                                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreement                                   32,178            56,816
  Payments under credit agreement                                    (28,256)          (59,485)
  Borrowings (Repayments) of long-term debt                              120              (115)
                                                                     -------           -------

      Net Cash Provided by
        (Used in) Financing Activities                                 4,042            (2,784)
                                                                     -------           -------

NET DECREASE IN CASH                                                  (1,253)             (469)

BALANCE, BEGINNING OF PERIOD                                           2,460             2,106
                                                                     -------           -------

BALANCE, END OF PERIOD                                              $  1,207          $  1,637
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

                               SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman"), its wholly owned subsidiaries and its affiliate, Barnett Inc. (collectively, the "Company"). The Company owns approximately 49.9% of the voting capital stock of Barnett Inc. and, together with non-voting preferred stock of Barnett Inc. owned by the Company, approximately 54% of the capital stock of Barnett. The condensed consolidated statements of operations for the three months ended September 30, 1996 and 1995, the condensed balance sheet as of September 30, 1996 and the condensed statements of cash flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1996 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended by an amendment thereto on Form 10K/A1, for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company believes that it is a leading supplier to the home repair and remodeling market in the United States. Primarily through its indirect wholly owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC"), and TWI International, Inc. ("TWI") and its affiliate Barnett Inc. ("Barnett"), the Company markets and distributes a broad range of plumbing, electrical and hardware products to over 55,000 customers in the United States, including do-it-yourself warehouse home centers, home improvement centers, mass merchandisers, hardware stores, lumberyards and to plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers.

NOTE 3 - INCOME TAXES
         ------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company is currently unable to recognize any income tax benefit relating to its net loss. The tax provision for the three months ended September 30, 1996 represents Barnett's tax provision and a provision for state and foreign taxes.

At June 30, 1996, the Company had approximately $54.3 million of available domestic net operating loss carryforwards which will expire between 2008 and 2011. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations. The Company also has alternative minimum tax carryforwards of approximately $663,000 at June 30, 1996 which are available to reduce future regular income taxes over an indefinite period.

As a result of the Barnett Public Offering (as defined below), Barnett is no longer included in the Company's consolidated tax return. Therefore, the Company's remaining net operating loss carryforwards are not available to offset Barnett's taxable income.

NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS
         ----------------------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes new accounting standards for the measurement and recognition of stock-based awards. SFAS No. 123 permits entities to continue to use the traditional accounting for stock-based awards prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," however, under this option, the Company will be required to disclose the pro forma effect of stock-based awards on net income and earnings per share as if SFAS No. 123 had been adopted. SFAS No. 123 is effective in fiscal 1997. The Company intends to continue using the provisions of APB Opinion No. 25 to account for stock-based awards.

NOTE 5 - BARNETT
         -------

In April 1996, Barnett completed an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). In the offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and Waxman USA Inc., a direct wholly owned subsidiary of Waxman, at an initial public offering price per share of $14.00. Since the consummation of the Barnett Public Offering, the cash flow generated by Barnett is no longer available to the Company other than the amounts paid to the Company for services, or the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend. The Company consolidates Barnett's financial results and records a charge on its statement of operations for the net income related to the outside stockholders' interest.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the three months ended September 30, 1996 and 1995 included income taxes of $1.4 million and $0.2 million and interest of $2.3 million and $3.8 million, respectively.

NOTE 7 - EARNINGS PER SHARE
         ------------------

Primary earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents, which include outstanding stock options.

The number of shares of common stock used to calculate primary and fully diluted earnings per share are as follows:

          September 30, 1996  -  13,345,000
          September 30, 1995  -  11,729,000

For the period ended September 30, 1995, stock options were not considered in calculating earnings per share since the exercise price of the stock options was greater than the market price of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
         AND 1995

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

Net Sales
---------

Net sales for the fiscal 1997 first quarter ended September 30, 1996 totaled $65.9 million, an increase of 14.4% as compared to the $57.6 million in the comparable quarter in fiscal 1996. Most of the net sales increase is attributable to Barnett's introduction of 1,031 new products and the expansion of its telesales operations by 19 telesalespersons over the prior year. Sales from products introduced over the past twelve months accounted for $3.2 million of the increase. In addition, an expanded promotional flyer campaign resulted in an increase in the number of Barnett's active customers from 39,000 to 43,000, contributing $1.3 million to the increase in net sales for the fiscal 1997 first quarter as compared to the same period in fiscal 1996.

The Company's wholly owned operations recorded a net sales increase of 2.3%, accounting for the remaining improvement in the Company's net sales. The increase is attributable to additional market opportunities that became available as a result of the Company's strengthened financial position, an increase in direct selling activities from the Company's foreign operations and an improved economic environment for most of the Company's products. The increase was partially offset by decreased demand from some of the Company's larger customers, as a result of the highly competitive retail industry and Consumer Products discontinuance of certain lower margin product lines.

Gross Profit
------------

Gross profit increased by 16.9% to $22.9 million in the three months ended September 30, 1996, as compared to $19.6 million in the corresponding prior year period. The gross profit margin improved to 34.8% in the quarter ended September 30, 1996 from 34.0% for the comparable period last year. Barnett's gross profit for the quarter ended September 30, 1996 increased by 28.8% to $12.4 million as gross profit margins improved over the comparable quarter last year. The improvements were the result of favorable vendor program changes, including additional volume incentive programs in the current three month period.

Gross profit for the Company's wholly owned operations for the first quarter of fiscal 1997 amounted to $10.5 million, an improvement of 5.6% over the $10.0 million in the corresponding period last year. The gross profit margin improved by 3.2%, and was 35.8% in the current year quarter as compared to 34.7% for the quarter ended September 30, 1995, primarily due to the discontinuance of lower margin product lines.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses ("SG&A expenses") increased from $14.8 million for the quarter ended September 30, 1996 to $16.3 million for the current quarter. As a percentage of sales, SG&A expenses decreased from

25.6% for the first quarter of fiscal 1996 to 24.8% for the first fiscal quarter of 1997. Barnett's SG&A expenses for the first quarter of fiscal 1997 increased to $8.0 million from the $6.3 million of the comparable period last year. The increase was the result of the addition of 19 telesalespersons, an expansion of its marketing staff, an enhanced commitment to a "same day" shipping policy and a reduction in prepaid freight minimums to customers, as well as public costs for Barnett as an independent public company. As a percentage of sales, Barnett's SG&A expenses were relatively unchanged for the comparable quarters.

SG&A expenses for the Company's wholly owned operations decreased slightly, and as a percentage of sales, improved to 28.4% in the first quarter of fiscal 1997 as compared to 29.3% in the same quarter of fiscal 1996. The improvement is primarily due to higher sales, and the write down of goodwill and other assets resulting from the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the fourth quarter of fiscal 1996.

Interest Expense
----------------

For the quarter ended September 30, 1996, interest expense totaled $4.0 million, a decrease of $2.6 million from the $6.6 million in the comparable quarter last year. The decrease is primarily due to the repayment of debt with proceeds from the Barnett Public Offering. Average borrowings for the current year's quarter amounted to $127.8 million, with a weighted average interest rate of 11.8%, as compared to $206.1 million in the same quarter last year with an weighted average interest rate of 12.3%.

Provision for Income Taxes
--------------------------

The provision for income taxes amounted to $1.9 million and $0.1 million for the first quarter of fiscal 1997 and 1996, respectively. The provision for the current quarter primarily represents Barnett's tax provision and state and foreign taxes of the Company's wholly owned operations. The difference between the effective and statutory tax rates is primarily due to domestic losses not benefited and goodwill amortization.

With the completion of the Barnett Public Offering, Barnett is no longer included in the consolidated tax return of the Company and is unable to benefit from the Company's net operating loss carryforwards. In accordance with the provisions of SFAS No. 109, the Company is unable to benefit its losses in the current year.

Minority Interest in Consolidated Affiliate
-------------------------------------------

The Company recorded a charge of $1.4 million for the quarter ended September 30, 1996 for the 50.1% of Barnett's net income associated with the outside stockholders' common stock interest.

Cumulative Effect of Change in Accounting
-----------------------------------------

Effective July 1, 1995, the Company changed its method of accounting for procurement costs. Procurement costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. The amount capitalized is the consideration paid by the Company to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company adopted a policy to amortize these costs in the fiscal year incurred due to the uncertainty of today's competitive retail environment. Previously, these costs were amortized over the period deemed to be benefited. The cumulative effect of this change on prior years of $8.2 million, without tax benefit, is reported as a separate charge in the first quarter of fiscal 1996.

Net Loss
--------

The Company's net loss for the quarter ended September 30, 1996 amounted to $0.8 million, or $.06 per share, an improvement over the loss of $2.0 million or $.17 per share before the cumulative effect of the change in accounting in the first quarter of fiscal 1996. In the first quarter of fiscal 1996 the Company also recorded a charge for the cumulative effect of the change in accounting of $8.2 million, or $.70 per share resulting in a net loss of $10.2 million or $.87 per share.

B.    Liquidity and Capital Resources
      -------------------------------

At September 30, 1996, the Company had $14.2 million available under the credit agreement with BankAmerica Business Credit, Inc. (the "New Credit Agreement"). The New Credit Agreement contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the New Credit Agreement and New Term Loans have been classified as a current liability. The Company was in compliance with all loan covenants at September 30, 1996.

At September 30, 1996, the Company had working capital of $51.4 million and a current ratio of 1.9 to 1.

The Company relies primarily on Consumer Products for cash flow since Barnett's cash flow is no longer available to the Company with the completion of the Barnett Public Offering. Consumer Products' customers include do-it-yourself warehouse centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurances that any such prolonged economic downturns or significant declines in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products' largest customer, Kmart and its subsidiary, Builders Square, historically have accounted for approximately 42% to 44% of Consumer Products' total net sales. The Company has been advised by Kmart that it is in the process of conducting a review of its supply arrangements with its suppliers of plumbing and hardware products, including Consumer Products, and will make a decision regarding which vendors it will utilize by the end of December 1996. Based on discussions to date with Kmart's management, the Company believes it will retain the Kmart business. However, all large merchandisers review supply arrangements from time to time and there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue. In the event Consumer Products were to either lose Kmart as a customer or Kmart were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

The Company does not have any commitments to make substantial capital expenditures.

The Company believes that the funds generated from operations, along with the funds available under the New Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until June 1, 1999 (the date that the $5.7 million principal payment is due on the Senior Subordinated Notes) or, if the Company is able to refinance the Senior Subordinated Notes, December 1, 1999 (the date that the cash interest becomes payable by the Company under the Deferred Coupon Notes). There can be no assurance that the Company will be able to pay cash interest on the Deferred Coupon Notes commencing in December 1999 or that the Company will be able to refinance the Senior Subordinated Notes or the Deferred Coupon Notes.

Discussion of Cash Flows
------------------------

Net cash used by the Company's operations was $2.2 million for the quarter ended September 30, 1996, due mainly to an increase in inventories, accounts receivable and a decrease in accruals (principally accrued income tax and accrued interest payments) which were partially offset by an increase in accounts payable. Cash flow used for investments totaled $3.1 million, primarily relating to Barnett's operations, including capital expenditures for improved management information systems, including the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of Barnett's distribution centers to accommodate new product offerings. Cash flow from financing totaled $4.0 million. Net debt borrowings during the quarter ended September 30, 1996 under the New Credit Agreement totaled $3.9 million.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                        None

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1996 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.



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

                                           WAXMAN INDUSTRIES, INC.
                                           -----------------------
                                           REGISTRANT

DATE:    NOVEMBER 7, 1996                  BY: /S/ MICHAEL J. VANTUSKO
                                           MICHAEL J. VANTUSKO
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                          PAPER (P) OR
-------                                                          ------------
NUMBER                    DESCRIPTION                            ELECTRONIC (E)
------                    -----------                            --------------

(27)                      Financial Data Schedule
                          (submitted to the Securities
                          and Exchange Commission in
                          Electronic Format)                     E