Form 10-Q
period 1996-12-31
WAXMAN INDUSTRIES INC
filed 1997-02-14
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         DECEMBER 31, 1996
         ------------------
                                       OR

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

9,706,378 shares of Common Stock, $.01 par value, and 2,152,896 shares of Class B Common Stock, $.01 par value, were outstanding as of February 3, 1997.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                         PAGE
                                                                         ----


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Income for the
         Six Months and Three Months Ended December 31, 1996
         and 1995...............................................           3

         Condensed Consolidated Balance Sheets as of
         December 31, 1996 and June 30, 1996....................         4-5

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended December 31, 1996 and
         1995...................................................           6

         Notes to Condensed Consolidated Financial
         Statements.............................................         7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-12


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information......................................          13
Item 6.  Exhibits and Reports on Form 8-K.......................          13


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
-----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (UNAUDITED)

      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Six Months Ended                Three Months Ended
                                                          December 31,                     December 31,
                                                          ------------                     ------------

                                                    1996             1995             1996            1995
                                                    ----             ----             ----            ----
Net sales                                         $133,988         $116,934        $ 68,109         $ 59,345

Cost of sales                                       87,217           77,127          44,232           39,115
                                                   -------          -------         -------          -------

Gross profit                                        46,771           39,807          23,877           20,230

Operating expenses                                  33,352           29,779          17,004           15,019
                                                   -------          -------         -------          -------

Operating income                                    13,419           10,028           6,873            5,211

Interest expense, net                                8,246           13,325           4,197            6,672
                                                   -------          -------         -------          -------

Income (loss) before income taxes,
  minority interest and cumulative
  effect of change in accounting                     5,173           (3,297)          2,676           (1,461)

Provision for income taxes                           4,039              188           2,097               46
                                                   -------          -------         -------          -------

Income (loss) before minority interest and
  cumulative effect of change in accounting          1,134           (3,485)            579           (1,507)

Minority interest in consolidated
  affiliate                                          2,857                -           1,505                -

Cumulative effect of change in accounting                -            8,213               -                -
                                                   -------          -------         -------          -------

Net loss                                          $ (1,723)        $(11,698)       $(   926)        $ (1,507)
                                                   =======          =======          ======          =======

Per common share:

Income (loss) before minority interest and
  cumulative effect of change in accounting       $    .09         $   (.30)       $   .05          $  ( .13)
Minority interest in consolidated affiliate           (.24)               -           (.13)                -
Cumulative effect of change in
  accounting                                             -             (.70)              -                -
                                                  --------          --------       --------          -------

Net loss                                          $   (.15)        $  (1.00)       $   (.08)        $   (.13)
                                                   =======          =======         =======          =======

Average shares outstanding                          11,851           11,737          11,857           11,737
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1996 AND JUNE 30, 1996

                                 (IN THOUSANDS)

                                     ASSETS




                                                       December 31,           June 30,
                                                         1996                 1996
                                                       (Unaudited)           (Audited)
                                                       -----------           ---------

CURRENT ASSETS:
  Cash                                                  $  2,154            $  2,460
  Accounts receivable, net                                39,987              37,226
  Inventories                                             64,916              59,883
  Prepaid expenses                                         3,106               4,096
                                                         -------             -------
    Total current assets                                 110,163             103,665
                                                         --------            -------

PROPERTY AND EQUIPMENT:
  Land                                                     1,483               1,393
  Buildings                                               12,449              11,842
  Equipment                                               27,532              23,090
                                                         -------             -------
                                                          41,464              36,325
  Less accumulated depreciation
     and amortization                                    (20,545)            (18,597)
                                                         -------             -------
  Property and equipment, net                             20,919              17,728

COST OF BUSINESSES IN EXCESS
  OF NET ASSETS ACQUIRED, NET                             13,112              13,318
UNAMORTIZED DEBT ISSUANCE COSTS, NET                       4,753               5,008
OTHER ASSETS                                               3,279               2,918
                                                         -------             -------
                                                        $152,226            $142,637
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1996 AND JUNE 30, 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             December 31,             June 30,
                                                                 1996                   1996
                                                              (Unaudited)              (Audited)
                                                              -----------              ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                            $  18,342              $  10,972
  Accounts payable                                                28,691                 28,607
  Accrued liabilities                                              8,351                 11,929
  Accrued interest                                                 1,860                  1,441
                                                                --------               --------
      Total current liabilities                                   57,244                 52,949
                                                                --------               --------

LONG-TERM DEBT, NET OF CURRENT PORTION                               781                    863

SENIOR SECURED DEFERRED COUPON NOTES                              66,973                 62,723
SENIOR NOTES                                                      43,026                 43,026
SENIOR SUBORDINATED NOTES                                          5,724                  5,724
MINORITY INTEREST IN CONSOLIDATED AFFILIATE                       23,463                 20,606
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                               -                      -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,704
    at December 31, 1996 and 9,693 at June 30, 1996                   97                     96
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,153
    at December 31, 1996 and at June 30, 1996                         22                     22
  Paid-in capital                                                 21,442                 21,419
  Retained deficit                                               (66,226)               (64,503)
                                                                 -------                -------
                                                                 (44,665)               (42,966)
  Cumulative currency translation adjustments                       (320)                  (288)
                                                                 -------                -------

    Total stockholders' equity (deficit)                         (44,985)               (43,254)
                                                                 -------                -------
                                                                $152,226               $142,637
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)



                                                                       1996              1995
                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net loss                                                          $ (1,723)         $(11,698)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating
    activities:
      Cumulative effect of change in accounting                            -             8,213
      Minority interest in consolidated affiliate                      2,857                 -
      Non-cash interest                                                4,125             3,770
      Depreciation and amortization                                    2,534             2,707
  Changes in assets and liabilities:
      Accounts receivable, net                                        (2,760)             (173)
      Inventories                                                     (5,034)            5,117
      Prepaid expenses                                                   629              (942)
      Accounts payable                                                    84               (34)
      Accrued liabilities                                             (3,159)           (1,859)
      Other items, net                                                   (32)             (100)
                                                                     -------          --------

      Net Cash (Used in) Provided
        by Operating Activities                                       (2,479)            5,001
                                                                     --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                           (5,139)           (2,120)
                                                                     -------           -------

      Net Cash Used in Investing Activities                           (5,139)           (2,120)
                                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                  62,214            56,816
  Repayments under credit agreements                                 (54,844)          (59,588)
  Repayments of long-term debt                                           (82)             (218)
  Issuance of common stock                                                24                25
                                                                    ---------         --------

      Net Cash Provided by (Used in)
        Financing Activities                                           7,312            (2,965)
                                                                     --------          --------

NET DECREASE IN CASH                                                    (306)              (84)

BALANCE, BEGINNING OF PERIOD                                           2,460             2,106
                                                                     -------           -------

BALANCE, END OF PERIOD                                              $  2,154          $  2,022
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

                                DECEMBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman"), its wholly owned subsidiaries and its affiliate, Barnett Inc. (collectively, the "Company"). Waxman USA Inc., a wholly owned subsidiary of Waxman ("Waxman USA") owns approximately 49.9% of the voting capital stock of Barnett Inc. ("Barnett") and, together with non-voting preferred stock of Barnett Inc. owned by Waxman USA, approximately 54% of the capital stock of Barnett. The condensed consolidated statements of operations for the six and three months ended December 31, 1996 and 1995, the condensed balance sheet as of December 31, 1996 and the condensed statements of cash flows for the six months ended December 31, 1996 and 1995 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 1996 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. These condensed interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended by an amendment thereto on Form 10K/A1, for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company believes that it is a leading supplier to the home repair and remodeling market in the United States. Primarily through its indirect wholly owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC"), and TWI International, Inc. ("TWI") and its affiliate Barnett, the Company markets and distributes a broad range of plumbing, electrical and hardware products to over 56,000 customers in the United States, including do-it-yourself warehouse home centers, home improvement centers, mass merchandisers, hardware stores, lumberyards and to plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers.

NOTE 3 - INCOME TAXES
         ------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company is currently unable to recognize any income tax benefit relating to its net loss. The tax provision for the six and three month periods ended December 31, 1996 represents Barnett's tax provision and a provision for state and foreign taxes.

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

NOTE 5 - BARNETT
         -------

In April 1996, Barnett completed an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). In the offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and Waxman USA Inc., a direct wholly owned subsidiary of Waxman, at an initial public offering price per share of $14.00. Since the consummation of the Barnett Public Offering, the cash flow generated by Barnett is no longer available to the Company other than the amounts paid to the Company for services, or the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend. The Company consolidates Barnett's financial results and records a charge on its statement of operations for the net income related to the outside stockholders' common stock interest.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the six months ended December 31, 1996 and 1995 included income taxes of $4.8 million and $.5 million and interest of $3.1 million and $8.8 million, respectively. For the three months ended December 31, 1996 and 1995, cash payments for income taxes amounted to $3.4 million and $.3 million and interest of $.8 million and $5.0 million, respectively.

NOTE 7 - EARNINGS PER SHARE
         ------------------

Earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock outstanding.

The number of shares of common stock used to calculate primary and fully diluted earnings per share are as follows:

                                        Year-to-Date                Quarter
                                        ------------                -------

         December 31, 1996  -            11,851,000                11,857,000
         December 31, 1995  -            11,737,000                11,737,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

A. RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995.

RESULTS OF OPERATIONS
---------------------

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Company's customer base and the sufficiency of the Company's liquidity and sources of capital. These forward-looking statements are subject to certain risk, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding these and other factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

Waxman USA owns 49.9% of the common stock of and, together with its preferred shares, a 54% economic interest in Barnett. Barnett's results are consolidated with the Company's and the Company records a charge in its statement of operations for the net income related to the outside stockholder's common stock interest.

NET SALES
---------

Consolidated net sales for the six months and second fiscal quarter ended December 31, 1996 amounted to $134.0 million and $68.1 million, as compared to $116.9 million and $59.3 million for the comparable periods last year, respectively. The increases of 14.6% for the six months and 14.8% for the quarter are primarily attributable to the increase in Barnett's net sales and a smaller increase at the Company's wholly owned operations.

Barnett's net sales of $76.4 million and $39.9 million for the six months and quarter ended December 31, 1996 represent increases of 26.2% and 28.2% over the comparable periods last year. The increases are primarily attributable to continued expansion and development of its telesales operations and 1,053 new product introductions during the preceding twelve month period.

Net sales for the Company's wholly owned operations amounted to $57.6 million and $28.2 million for the six months and quarter ended December 31, 1996, respectively, an increase of $1.2 million or 2.1% for the six months and $0.5 million or 2.0% for the three months ended December 31, 1996. The Company's operations have benefited from their strengthened financial condition which has created additional market opportunities as well as increased direct selling activities from the Company's foreign operations and an improved economic environment for certain of the Company's products. The Company's Consumer Products' operation experienced net sales decreases of 4.4% for the six months and 4.7% for the quarter ended December 31, 1996. The reduction was primarily the result of the discontinuance of the electrical products' line and certain lower margin products in the fourth quarter of fiscal 1996 and the loss of a customer due to its bankruptcy early in the first quarter of fiscal 1997.

GROSS PROFIT
------------

For the six months ended December 31, 1996, gross profit increased $7.0 million or 17.5% to $46.8 million from $39.8 million for the comparable period last year. Gross margins increased for the six months ended December 31, 1996 improving, to 34.9% from 34.0% last year. The Company's wholly owned operations' gross margin improved to 36.1% for the current six month period as compared to 34.7% last year. There was a general improvement at nearly all of the Company's operations. The largest improvement was at the Consumer Products' operation, where gross profit margins improved from 34.6% to 36%, primarily due to the discontinuance of lower margin products.

Gross profit for the quarter ended December 31, 1996 amounted to $23.9 million, an increase of $3.6 million or 18% over the $20.2 million in the comparable period last year. The gross margin for the current year's second quarter was 35.1% as compared to 34.1% last year. The Company's wholly owned operations reported gross margin of 36.3% for the three months ended December 31, 1996 as compared to 34.6% last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses for the six months ended December 31, 1996 and 1995 amounted to $33.4 million or 24.9% of consolidated net sales and $29.8 million or 25.5% of consolidated net sales, respectively. For the Company's wholly owned operations, there was a general decrease of $.4 million in SG&A expenses and, as a percent of net sales, SG&A expenses amounted to 30.2% and 28.9% for the six months ended December 31, 1995 and 1996, respectively. Barnett's SG&A expenses increased by $3.9 million to $16.7 million for the six months ended December 31, 1996, a slight increase when expressed as a percentage of net sales. Barnett's increase was attributable to the expansion of its telesales operations which resulted in increased training expenses and also to Barnett's establishment of a same day shipping policy to benefit its customers.

For the quarters ended December 31, 1996 and 1995, SG&A expenses amounted to $17.0 million and $15.0 million, or 25% and 25.3% of consolidated net sales, respectively. SG&A expenses for the Company's wholly owned operations amounted to $8.3 million, or a 1.7% decrease for the quarter ended December 31, 1996 as compared to $8.6 million for the same quarter last year. The increase in net sales, coupled with the slight decrease in expenses at the Company's wholly owned operations resulted in an overall improvement in the ratio of expenses to consolidated net sales.

INTEREST EXPENSE
----------------

Interest expense for the six months ended December 31, 1996 and 1995 amounted to $8.2 million and $13.3 million, respectively. Interest expense amounted to $4.2 million for the second quarter of fiscal 1997 as compared to $6.7 million in the comparable period last year. The reduction of interest is due mainly to the repayment of indebtedness with the net proceeds from the April 1996 initial public offering of Barnett (a former wholly owned subsidiary). Average borrowings for the current year's six month period amounted to $129.7 million, with an average interest rate of 11.8%, as compared to $206.1 million of debt with an average interest rate of 12.2% last year.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes for the six months ended December 31, 1996 and 1995 amounted to $4.0 million and $.2 million, respectively. For the second quarter of fiscal 1997, the provision for income taxes amounted to $2.1 million as compared to $46,000 in the comparable period last year. For the fiscal 1997 six months and quarter, the provision for taxes primarily represents Barnett's tax provision and state and foreign taxes of the Company's wholly owned operations. The difference between the effective and statutory tax rates is primarily due to the domestic losses not benefited and goodwill amortization.

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

MINORITY INTEREST IN CONSOLIDATED AFFILIATE
-------------------------------------------

The Company recorded a charge of $2.9 million and $1.5 million, respectively, for the six months and quarter ended December 31, 1996 for the 50.1% of Barnett's net income associated with the outside stockholders' common stock interest.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
-----------------------------------------

Effective July 1, 1995, the Company changed its method of accounting for the cost of obtaining long term business. These costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. Prior to this change, the Company capitalized the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. These costs were then amortized over the period deemed to be benefited. The Company's new policy is to amortize these costs in the fiscal year incurred due to the uncertainty of today's competitive retail environment. The cumulative effect of this change on prior years of $8.2 million, without tax benefit, is reported as a separate charge in the first quarter of fiscal 1996.

NET LOSS
--------

The Company's net loss for the six months and quarter ended December 31, 1996 amounted to $1.7 million and $.9 million or $.15 and $.08 per share, respectively which is an improvement over the loss of $3.5 million and $1.5 million or $.30 per share and $.13 per share in the corresponding prior year periods, before the cumulative effect of the change in accounting in the six months of fiscal 1996 discussed above. In the first quarter of fiscal 1996, the Company also recorded a charge for the cumulative effect of the change in accounting of $8.2 million, or $.70 per share.

B.  LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

At December 31, 1996, the Company had $13.2 million available under its credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement, which expires in May 1999, contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement have been classified as a current liability. The Company was in compliance with all loan covenants at December 31, 1996.

At December 31, 1996, the Company had working capital of $52.9 million and a current ratio of 1.9 to 1.

The Company relies primarily on Consumer Products for cash flow because Barnett's cash flow is no longer available to the Company with the completion of the Barnett Public Offering. Consumer Products' customers include do-it-yourself warehouse centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurances that any such prolonged economic downturns or significant declines in consumer spending would not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products' largest customer, Kmart and its subsidiary, Builders Square, historically have accounted for approximately 42% to 44% of Consumer Products' total net sales. The Company has been advised by Kmart that it recently conducted a review of its supply arrangements with its suppliers of plumbing and hardware products, including Consumer Products, and has determined it will utilize Consumer Product as a vendor. As a result, Consumer Products believes it will retain all of its Kmart business. However, all large merchandisers review supply arrangements from time to time and there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue. Furthermore, Kmart has stated that it intends to sell its Builders Square business, which accounted for 24.8%, 24.7%, and 23.2% of Consumer Products' net sales in fiscal 1996, fiscal 1995 and the six months ended December 31, 1996. Kmart issued a press release on February 3, 1997, stating that it was negotiating to sell the Builders Square business to Home Base, a leading regional warehouse home center, which is not and has not been a customer of Consumer Products. Although, Kmart recently completed a review of its and Builders Square's vendor relationships, it is likely that any purchaser of Builders Square would conduct a similar review. In the event Consumer Products were to either lose Kmart or Builders Square as a customer or Kmart or Builders Square were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

The Company does not have any commitments to make substantial capital expenditures.

In furtherance of the Company's ongoing efforts to increase its liquidity and improve its capital structure, Waxman USA recently completed a private exchange offer pursuant to which it exchanged an aggregate of $4.8 of Waxman 13 3/4% Senior Subordinated Notes due June 1999 for a like amount of Waxman USA's 11 1/8% Senior Notes due 2001. As a result, there now remains outstanding $.9 of Senior Subordinated Notes. The Company is continuing to review other business strategies for reducing its leverage.

The Company believes that the funds generated from operations, along with the funds available under the Credit Agreement (and any refinancing thereof), will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that the cash interest becomes payable by the Company under the Deferred Coupon Notes). The Company does not anticipate that available cash flow from operations will be sufficient to pay cash interest on the Deferred Coupon Notes commencing in December 1999. Therefore, the Company expects to repay or refinance such debt in or prior to December 1999.

DISCUSSION OF CASH FLOWS
------------------------

Net cash used by the Company's operations was $2.5 million for the six months ended December 31, 1996, due mainly to increases in inventories and accounts receivable and a decrease in accruals (principally accrued income tax and accrued interest payments) which were partially offset by an increase in accounts payable. Cash flow used for investments totaled $5.1 million, primarily relating to Barnett's operations, including capital expenditures for improved management information systems, the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of Barnett's distribution centers to accommodate new product offerings. Cash flow from financing totaled $7.3 million. Net debt borrowings during the six months ended December 31, 1996 under the Credit Agreement totaled $7.4 million.

PART II. OTHER INFORMATION
         -----------------



ITEM 5.  OTHER INFORMATION
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

            a) See Exhibit 27.

            b) Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

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



                                      WAXMAN INDUSTRIES, INC.
                                      -----------------------
                                      REGISTRANT






DATE:  FEBRUARY 10, 1997               BY: /s/ MARK W. WESTER
                                       MARK W. WESTER
                                       VICE PRESIDENT-FINANCE
                                       (PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER)

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