Form 10-Q
period 1997-03-31
WAXMAN INDUSTRIES INC
filed 1997-05-06
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                                               --------------

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

9,848,876 shares of Common Stock, $.01 par value, and 2,149,771 shares of Class B Common Stock, $.01 par value, were outstanding as of May 1, 1997.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                           PAGE
                                                                           ----


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations for the
            Nine Months and Three Months Ended March 31, 1997
            and 1996...............................................           3

            Condensed Consolidated Balance Sheets as of
            March 31, 1997 and June 30, 1996....................            4-5

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31, 1997 and
            1996...................................................           6

            Notes to Condensed Consolidated Financial
            Statements.............................................         7-9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9-14


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information......................................             15

Item 6.  Exhibits and Reports on Form 8-K.......................             15


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Nine Months Ended            Three Months Ended
                                                                              March 31,                    March 31,
                                                                              ---------                    ---------

                                                                      1997             1996             1997            1996
                                                                      ----             ----             ----            ----
Net sales                                                          $199,616         $175,477        $ 65,628         $58,543

Cost of sales                                                       129,634          119,939          42,417          42,813
                                                                    -------          -------         -------          ------

Gross profit                                                         69,982           55,538          23,211          15,730

Operating expenses                                                   50,468           47,978          17,116          18,198
                                                                    -------          -------         -------          ------

Operating income (loss)                                              19,514            7,560           6,095          (2,468)

Interest expense, net                                                12,541           19,934           4,295           6,608
                                                                    -------          -------         -------          ------

Income (loss) before income taxes, minority
  interest, discontinued operations and
  cumulative effect of change in accounting                           6,973          (12,374)          1,800          (9,076)

Provision for income taxes                                            6,130              295           2,091             107
                                                                    -------          -------         -------          ------

Income (loss) before minority interest,
  discontinued operations and cumulative                                843          (12,669)           (291)         (9,183)
  effect of change in accounting

Minority interest in consolidated
  affiliate                                                           4,411                -           1,554                -

Reversal of loss on disposal of business                                  -          (11,000)              -          (11,000)

Cumulative effect of change in accounting                                 -            8,213               -                -
                                                                    -------          -------         -------          -------

Net income (loss)                                                  $ (3,568)        $( 9,882)       $ (1,845)        $  1,817
                                                                    =======          =======        =========           =====

EARNINGS PER SHARE:
Income (loss) before minority interest,
  reversal of loss on disposal of business
  and cumulative effect of change in
  accounting                                                       $    .07         $  (1.08)       $   (.02)        $  ( .78)
Minority interest in consolidated affiliate                            (.37)               -            (.13)               -
Reversal of loss on disposal of business                                  -              .93               -              .93
Cumulative effect of change in accounting                                 -             (.70)              -                -
                                                                   --------         ---------       --------         --------

Net income (loss)                                                  $   (.30)        $  ( .85)       $   (.15)        $    .15
                                                                    =======          =======         =======          =======

Average shares outstanding                                           11,893           11,737          11,976           11,737
                                                                    ========         =======         =======          =======

    The accompanying Notes to Condensed Consolidated Financial Statements are
                      an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1997 AND JUNE 30, 1996

                                 (IN THOUSANDS)

                                     ASSETS




                                                      March 31,        June 30,
                                                        1997             1996
                                                     (Unaudited)       (Audited)
                                                     -----------       ---------
   CURRENT ASSETS:
     Cash                                            $   2,366        $   2,460
     Accounts receivable, net                           42,096           37,226
     Inventories                                        64,365           59,883
     Prepaid expenses                                    3,322            4,096
                                                     ---------        ---------
       Total current assets                            112,149          103,665
                                                     ---------        ---------

   PROPERTY AND EQUIPMENT:
     Land                                                1,469            1,393
     Buildings                                          12,759           11,842
     Equipment                                          27,059           23,090
                                                     ---------        ---------
                                                        41,287           36,325
     Less accumulated depreciation
       and amortization                                (19,595)         (18,597)
                                                     ---------        ---------
     Property and equipment, net                        21,692           17,728

   COST OF BUSINESSES IN EXCESS
       OF NET ASSETS ACQUIRED, NET                      13,009           13,318
   UNAMORTIZED DEBT ISSUANCE COSTS, NET                  4,753            5,008
   OTHER ASSETS                                          3,945            2,918
                                                     ---------        ---------
                                                     $ 155,548        $ 142,637
                                                     =========        =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1997 AND JUNE 30, 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       March 31,       June 30,
                                                          1996            1996
                                                      (Unaudited)      (Audited)
                                                      -----------      ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                    $  21,869      $  10,972
  Accounts payable                                        27,955         28,607
  Accrued liabilities                                      7,861         11,929
  Accrued interest                                           702          1,441
                                                       ---------      ---------
      Total current liabilities                           58,387         52,949
                                                       ---------      ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                       818            863

SENIOR SECURED DEFERRED COUPON NOTES                      69,206         62,723
SENIOR NOTES                                              47,855         43,026
SENIOR SUBORDINATED NOTES                                    895          5,724
MINORITY INTEREST IN CONSOLIDATED AFFILIATE               25,018         20,606
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                      --             --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,846
    at March 31, 1997 and 9,693 at June 30, 1996              97             96
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,151
    at March 31, 1997 and 2,153 at June 30, 1996              22             22
  Paid-in capital                                         21,645         21,419
  Retained deficit                                       (68,072)       (64,503)
                                                       ---------      ---------
                                                         (46,308)       (42,966)
  Cumulative currency translation adjustments               (323)          (288)
                                                       ---------      ---------

    Total stockholders' equity (deficit)                 (46,631)       (43,254)
                                                       ---------      ---------
                                                       $ 155,548      $ 142,637
                                                       =========      =========





  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (IN THOUSANDS)


                                                          1997            1996
                                                         -------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net loss                                              $ (3,568)     $  (9,882)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating
    activities:
      Cumulative effect of change in accounting               --          8,213
      Reversal of loss on disposal                            --        (11,000)
      Minority interest in consolidated affiliate          4,411             --
      Non-cash interest                                    6,483          5,751
      Depreciation and amortization                        4,585          4,075
  Changes in assets and liabilities:
      Accounts receivable, net                            (4,870)         1,819
      Inventories                                         (5,607)         9,089
      Prepaid expenses                                       774           (239)
      Other assets                                        (1,149)        (7,865)
      Accounts payable                                      (652)         6,979
      Accrued liabilities                                 (4,807)         1,094
      Other items, net                                       (35)          (333)
                                                        --------      ---------

      Net Cash (Used in) Provided
        by Operating Activities                           (4,435)         7,701
                                                        --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                               (6,737)        (3,013)
                                                        --------      ---------

      Net Cash Used in Investing Activities               (6,737)        (3,013)
                                                        --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                      93,485        175,685
  Repayments under credit agreements                     (82,588)      (180,602)
  Repayments of long-term debt                               (45)          (241)
  Issuance of common stock                                   226             25
                                                        --------      ---------

      Net Cash Provided by (Used in)
        Financing Activities                              11,078         (5,133)
                                                        --------      ---------

NET DECREASE IN CASH                                         (94)          (445)

BALANCE, BEGINNING OF PERIOD                               2,460          2,106
                                                        --------      ---------

BALANCE, END OF PERIOD                                  $  2,366      $   1,661
                                                        ========      =========



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

                                 MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman"), its wholly owned subsidiaries and its affiliate, Barnett Inc. (collectively, the "Company"). Waxman USA Inc.("Waxman USA"), a wholly owned subsidiary of Waxman, owns approximately 49.9% of the voting capital stock of Barnett Inc. ("Barnett") and, together with non-voting preferred stock of Barnett Inc. owned by Waxman USA, approximately 54% of the capital stock of Barnett. The condensed consolidated statements of operations for the nine and three months ended March 31, 1997 and 1996, the condensed balance sheet as of March 31, 1997 and the condensed statements of cash flows for the nine months ended March 31, 1997 and 1996 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1997 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. These condensed interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended by an amendment thereto on Form 10K/A1, for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission.

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

NOTE 3 - INCOME TAXES
         ------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company is currently unable to recognize any income tax benefit relating to its net loss. The tax provision for the nine and three month periods ended March 31, 1997 represents Barnett's tax provision and a provision for state and foreign taxes.

At June 30, 1996, the Company had approximately $56.1 million of available domestic net operating loss carryforwards which will expire between 2008 and 2011. The benefit of these net operating loss carryforwards has been reduced

100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the Company is able to recognize tax benefits in the future, such recognition will favorably affect future results of operations. The Company will utilize a portion of the net operating loss carryforward in connection with the Barnett Secondary Offering. See Note 8. The Company also has alternative minimum tax carryforwards of approximately $720,000 at June 30, 1996 which are available to reduce future regular income taxes over an indefinite period.

As a result of the Barnett Public Offering (as defined below), Barnett is no longer included in the Company's consolidated tax return. Therefore, the Company's remaining net operating loss carryforwards are not available to offset Barnett's taxable income.

NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS
         ----------------------------------

In October 1995, the Financial Accounting Standards Board ("FASB")issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes new accounting standards for the measurement and recognition of stock-based awards. SFAS No. 123 permits entities to continue to use the traditional accounting for stock-based awards prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," however, under this option, the Company will be required to disclose the pro forma effect of stock-based awards on net income and earnings per share as if SFAS No. 123 had been adopted. SFAS No. 123 is effective in fiscal 1997. The Company intends to continue using the provisions of APB Opinion No. 25 to account for stock-based awards.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") to be effective beginning with the Company's quarter ending December 31, 1997. Under SFAS 128, the Company's basic earnings per share and fully diluted earnings per share will be presented on the face of the income statement. The denominator for basic earnings per share is determined using only the weighted average number of outstanding shares during the period. The computation for fully diluted earnings per share has not changed materially. For the quarter and nine months ended March 31, 1997, the number of shares used to compute basic earnings per share is the same as the weighted average number of shares used to compute primary earnings per share.

NOTE 5 - BARNETT
         -------

In April 1996, Barnett completed an initial public offering (the "Barnett Public Offering") of its common stock (the "Barnett Common Stock"). In the offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and Waxman USA Inc., a direct wholly owned subsidiary of Waxman, at an initial public offering price per share of $14.00. Since the consummation of the Barnett Public Offering, the cash flow generated by Barnett is no longer available to the Company other than the amounts paid to the Company for services, or the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend. Through March 31, 1997, the Company consolidated Barnett's financial results and recorded a charge on its statement of operations for the net income related to the outside stockholders' common stock interest. See Subsequent Events, Note 8.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the nine months ended March 31, 1997 and 1996 included income taxes of $6.9 million and $0.7 million and interest of $6.1 million and $12.4 million, respectively. For the three months ended March 31, 1997 and 1996, cash payments for income taxes amounted to $1.3 million and $0.2 million and interest of $2.9 million and $3.8 million, respectively.

NOTE 7 - EARNINGS PER SHARE
         ------------------

Earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

The number of shares of common stock used to calculate primary and fully diluted earnings per share are as follows:


                                     Year-to-Date             Quarter
                                     ------------             -------

         March 31, 1997    -         11,893,000                11,976,000
         March 31, 1996    -         11,737,000                11,737,000

NOTE 8 - SUBSEQUENT EVENTS
         -----------------

SECONDARY OFFERING - BARNETT

On April 18, 1997, the Company and Barnett completed a secondary offering of 1,125,000 and 375,000 shares of Barnett Inc. common stock, respectively. The underwriters' have been granted a 30 day over-allotment option to purchase an additional 225,000 shares. Net proceeds from the offering amounted to $18.7 million for the Company and $6.2 million for Barnett, after the underwriters' discount. As a result of the offering, the Company will own 7,337,000 shares, or
45.7 percent of Barnett, and will begin to utilize the equity method to account for its investment in Barnett.

SALE OF MADISON EQUIPMENT COMPANY

On April 24, 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC, to AFC Cable Systems, Inc. for $2.0 million in cash. For the nine months ended March 31, 1997, Madison's net sales and operating income amounted to $5.0 million and $0.2 million, respectively, and net assets were approximately $2.6 million.

These subsequent event transactions should result in a net gain of approximately $13 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

A. RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

RESULTS OF OPERATIONS
---------------------

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Company's customer base and the sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words expect, believe or anticipate, or words of similar import shall be deemed to be forward-looking statements. These forward-looking statements are subject to certain risk, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding these and other factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

Waxman USA owns 49.9% of the common stock of and, together with its preferred shares, a 54% economic interest in Barnett. Barnett's results are consolidated with the Company's and the Company records a charge in its statement of operations for the net income related to the outside stockholder's common stock interest.

NET SALES
---------

Consolidated net sales for the nine months and third fiscal quarter ended March 31, 1997 amounted to $199.6 million and $65.6 million, as compared to $175.5 million and $58.5 million for the comparable periods last year, respectively. The increases of 13.8% for the nine months and 12.1% for the quarter are primarily attributable to record sales for both periods by Barnett.

Barnett's net sales of $117.1 million and $40.8 million for the nine months and quarter ended March 31, 1997 represent increases of 25.4% and 23.9% over the comparable periods last year. The increases are primarily attributable to the successful implementation of its growth strategies, including continued expansion of its promotional flyer mailings, accelerated new product offerings and investments in its infrastructure.

Net sales for the Company's wholly owned operations amounted to $82.5 million and $24.9 million for the nine months and quarter ended March 31, 1997, respectively, an increase of $0.4 million or 0.5% for the nine months and a decrease of $0.8 million or 3% for the three months ended March 31, 1997. The Company's Consumer Products' operation experienced net sales decreases of 5.4% for the nine months and 7.6% for the quarter ended March 31, 1997. The reduction was primarily the result of the discontinuance of the electrical products' line and certain lower margin products in the fourth quarter of fiscal 1996 and the loss of a customer due to its bankruptcy early in the first quarter of fiscal 1997. Excluding those items, Consumer Products' net sales would have increased approximately 1% for the nine months. The Company's U.S. Lock and foreign operations reported strong sales increases for both the nine month and quarter ended March 31, 1997, which partially offset the reduction in net sales at Consumer Products.

GROSS PROFIT
------------

For the nine months ended March 31, 1997, gross profit increased $14.5 million or 26.0% to $70.0 million from $55.5 million for the comparable period last year. Gross margins increased for the nine months ended March 31, 1997, improving to 35.1% from 31.6% last year (34.0% before non-recurring adjustments). The Company's wholly owned operations' gross margin improved to 36.4% for the current nine month period as compared to 29.8% last year (30.8% before non-recurring adjustments). There was a general improvement at nearly all of the Company's operations.

Gross profit for the quarter ended March 31, 1997 amounted to $23.2 million, an increase of $7.5 million or 47.6% over the $15.7 million in the comparable period last year. The gross margin for the current year's third quarter was 35.4% as compared to 26.9% last year (34.0% before non-recurring adjustments). The Company's wholly owned operations reported gross margin of 37.3% for the three months ended March 31, 1997 as compared to 19.0% last year (35.2% before non-recurring adjustments).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses for the nine months ended March 31, 1997 and 1996 amounted to $50.5 million or 25.3% of consolidated net sales and $48.0 million or 27.3% of consolidated net sales, respectively. For the Company's wholly owned operations, there was a general decrease of $3.5 million in SG&A expenses, which amounted to $24.9 million. The prior year expense included $3.5 million related to the non-recurring adjustments. As a percent of net sales, SG&A expenses for the wholly owned operations amounted to 30.2% and 34.6% for the nine months ended March 31, 1997 and 1996, respectively. Barnett's SG&A expenses increased by $5.9 million to $25.5 million for the nine months ended March 31, 1997, a 3.8% increase when expressed as a percentage of net sales. Barnett's increase was attributable to the expansion of its telesales operations which resulted in increased personnel expenses and also to increased costs associated with establishing a same day shipping policy to benefit its customers.

For the quarters ended March 31, 1997 and 1996, SG&A expenses amounted to $17.1 million and $18.2 million, or 26.1% and 31.1% of consolidated net sales, respectively. SG&A expenses for the Company's wholly owned operations amounted to $8.3 million, or 33.3% of net sales, for the quarter ended March 31, 1997 as compared to $11.4 million, or 44.4% of net sales, for the same quarter last year. Last year's operating expenses, before adjustment for 3.5 million amounted to $8.6 million, or 33.4% of net sales. The increase in net sales, coupled with the slight decrease in expenses at the Company's wholly owned operations resulted in an overall improvement in the ratio of expenses to consolidated net sales.

INTEREST EXPENSE
----------------

Interest expense for the nine months ended March 31, 1997 and 1996 amounted to $12.5 million and $19.9 million, respectively. Interest expense amounted to $4.3 million for the third quarter of fiscal 1997 as compared to $6.6 million in the comparable period last year. The reduction of interest is due mainly to the repayment of indebtedness with the net proceeds from the April 1996 initial public offering of Barnett. Average borrowings for the current year's nine month period amounted to $134.1 million, with an weighted average interest rate of 11.7%, as compared to $205.1 million of debt with an weighted average interest rate of 12.1% last year.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes for the nine months ended March 31, 1997 and 1996 amounted to $6.1 million and $0.3 million, respectively. For the third quarter of fiscal 1997, the provision for income taxes amounted to $2.1 million as compared to $0.1 million in the comparable period last year. For the fiscal 1997 nine months and quarter, the provision for taxes primarily represents Barnett's tax provision and state and foreign taxes of the Company's wholly owned operations. The difference between the effective and statutory tax rates is primarily due to the domestic losses not benefited and goodwill amortization.

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

MINORITY INTEREST IN CONSOLIDATED AFFILIATE
-------------------------------------------

The Company recorded a charge of $4.4 million and $1.6 million, respectively, for the nine months and quarter ended March 31, 1997 for the 50.1% of Barnett's net income associated with the outside stockholders' common stock interest.

REVERSAL OF ESTIMATED LOSS ON DISPOSAL
--------------------------------------

In the third quarter of fiscal 1996, the Company reversed an $11.0 million estimated loss on the disposal of its Consumer Product division, which had been recorded at June 30, 1995. The Company ceased its effort to sell Consumer Products upon the consummation of the initial public offering of Barnett.

As part of its strategic review of Consumer Products, the Company also recorded certain non-recurring and restructuring charges relating to the carrying value of operating assets and liabilities. Such charge amounted to $7.7 million, including $4.2 million in cost of sales and $3.5 million in operating expenses. The charges included $2.0 million for the write down of inventory, $1.6 million for certain accounts receivable balances, $2.0 million for costs in developing a management information system, $0.5 million of abandoned product development costs and $1.6 million for various liabilities.

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

NET LOSS
--------

The Company's net loss for the nine months and quarter ended March 31, 1997 amounted to $3.6 million and $1.8 million or $.30 and $.15 per share, respectively. This compares to a loss of $12.7 million and $9.2 million or $1.08 per share and $.78 per share in the corresponding prior year periods, before the fiscal 1996 adjustments for a $11.0 million reversal of loss on the disposal of Consumer Products and the $8.2 million cumulative effect of the change in accounting in the nine months of fiscal 1996 discussed above. The net loss per share for the nine months last year amounted to $.85, while net income of $.15 per share was reported for the quarter due to the $.93 per share reversal of the estimated loss on disposal of Consumer Products.

B.  LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

At March 31, 1997, the Company had $7.1 million available under its credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement, which expires in May 1999, contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement have been classified as a current liability. The Company was in compliance with all loan covenants at March 31, 1997.

At March 31, 1997, the Company had working capital of $53.8 million and a current ratio of 1.92 to 1.

The Company relies primarily on Consumer Products for cash flow because Barnett's cash flow is no longer available to the Company since the completion of the Barnett public offering. Consumer Products' customers include do-it-yourself warehouse centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurances that any such prolonged economic downturns or significant declines in consumer spending would not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products' largest customer, Kmart and its subsidiary, Builders Square, historically have accounted for approximately 42% to 44% of Consumer Products' total net sales. Although, Consumer Products believes it will retain all of its Kmart business, all large merchandisers review supply arrangements from time to time and there can be no assurance that this relationship will continue or as to the terms of any relationship that does continue. Furthermore, Kmart has stated that it intends to sell its Builders Square business, which accounted for 24.8%, 24.7%, and 23.9% of Consumer Products' net sales in fiscal 1996, fiscal 1995 and the nine months ended March 31, 1997. Kmart issued a press release in February 1997, stating that it was negotiating to sell the Builders Square business to Home Base, a leading regional warehouse home center, which is not and has not been a customer of Consumer Products. In April 1997, it was announced that the Builders Square discussions with Home Base were terminated. Although, Kmart recently completed a review of its and Builders Square's vendor relationships, it is likely that any purchaser of Builders Square would conduct a similar review. In the event Consumer Products were to either lose Kmart or Builders Square as a customer or Kmart or Builders Square were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

The Company does not have any commitments to make substantial capital expenditures.

In furtherance of the Company's ongoing efforts to increase its liquidity and improve its capital structure in January 1997, Waxman USA completed a private exchange offer pursuant to which it exchanged an aggregate of $4.8 million of Waxman USA's 11 1/8% Senior Notes due 2001 for a like amount of Waxman 13 3/4% Senior Subordinated Notes June 1999. As a result, there now remains outstanding $.9 million of Senior Subordinated Notes. The Company is continuing to review other business strategies for reducing its leverage.

In April 1997, the Company completed a secondary offering of 1,125,000 shares of Barnett common stock owned by Waxman USA at $17.50 per share and received $18.7 million of net proceeds. The underwriters have been granted a 30 day option to acquire an additional 175,000 shares owned by Waxman USA, which could result in an additional $2.9 million in net proceeds to the Company. The Company also sold one of its smaller divisions for $2.0 million. Pending the application of the net proceeds of these transactions to reinvestment in the Company's businesses or the permanent repayment of debt, the proceeds have temporarily been used to pay down all of the line of credit with BankAmerica, with the excess being invested in short term liquid investments.

The Company believes that the funds generated from operations, along with the funds available under the Credit Agreement (and any refinancing thereof), will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that the cash interest becomes payable by the Company under its 12 3/4% Deferred Coupon Notes due 2004). The Company does not anticipate that available cash flow from operations will be sufficient to pay cash interest on the Deferred Coupon Notes commencing in December 1999. Therefore, the Company expects to repay or refinance such debt in or prior to December 1999.

DISCUSSION OF CASH FLOWS
------------------------

Net cash used by the Company's operations was $4.4 million for the nine months ended March 31, 1997, due mainly to increases in inventories and accounts receivable and a decrease in accruals (principally accrued income tax and accrued interest payments). Cash flow used for investments totaled $6.7 million, primarily relating to Barnett's operations, including capital expenditures for improved management information systems, the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of Barnett's distribution centers to accommodate new product offerings. Cash flow from financing totaled $11.1 million. Net debt borrowings during the nine months ended March 31, 1997 under the Credit Agreement totaled $10.9 million.

PART II. OTHER INFORMATION
         -----------------


ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a) See Exhibit 27.

         b) Reports on Form 8-K

            The Registrant filed a report on Form 8-K on February 27, 1997, incorporating a press release with respect to the Barnett Secondary Offering.


All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

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



                                       WAXMAN INDUSTRIES, INC.
                                       -----------------------
                                       REGISTRANT






DATE:  MAY 2, 1997                     BY: /s/ MARK W. WESTER
                                           -----------------------------
                                           MARK W. WESTER
                                           CHIEF FINANCIAL OFFICER
                                           AND VICE PRESIDENT-FINANCE
                                           (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

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