Form 10-K405
period 1997-06-30
WAXMAN INDUSTRIES INC
filed 1997-09-17
CIK 105096

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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
                              Yes   X      No
                                 -------     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
          -------

    Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 2, 1997: $33,022,007

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 2, 1997:
                             COMMON STOCK 9,856,251
                         CLASS B COMMON STOCK 2,148,946
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 1997, portions of which document shall be deemed to be incorporated by reference in
Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

     The Company consists of Waxman Industries, Inc. and subsidiaries in which Waxman Industries, Inc. directly or indirectly has a majority voting and/or economic interest. Fiscal 1997 quarterly results have been restated to account for Barnett Inc. ("Barnett") under the equity method of accounting due to the reduction of the Company's ownership of Barnett to 44.5% in the fiscal 1997 fourth quarter. Prior to the sale, the Company consolidated Barnett's results, with a minority interest charge for the portion of Barnett not owned by the Company. Pro forma unaudited results for fiscal 1997, which combine the results of the Company and Barnett, are presented to provide comparability to prior years.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its deleveraging strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     The Company believes it is one of the leading suppliers of specialty plumbing, security hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 6,800 customers, including a wide variety of large national and regional retailers, professional security installers and independent retail customers. The Company's consolidated net sales were $120.1 million in fiscal 1997.

     The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI International, Inc. ("TWI"). WOC is comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products, and Medal Distributing, a supplier of hardware products. TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized and black pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

     Barnett, of which the Company currently owns 44.6%, is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, HVAC and other products to approximately 51,000 active customers throughout the United States. Barnett offers approximately 10,200 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware and stores and maintenance managers. Barnett's net sales for fiscal 1997 were $160.1 million. In fiscal 1997, the Company recognized $5.8 million in equity income from this investment.

     In April 1996, the Company completed an initial public offering of the common stock of Barnett (the "Barnett Common Stock"), reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interest to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. At June 30, 1997, the Company owned nearly 7.2 million shares of Barnett's outstanding common stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock which increased the Company's ownership to 44.6%. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT".

CONSUMER PRODUCTS

     Consumer Products markets and distributes approximately 4,800 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products' customers include large national retailers such as Builders Square, Kmart, Sears and Wal-Mart, as well as several large regional D-I-Y retailers. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 14 of the 25 largest D-I-Y retailers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products' net sales for fiscal 1997 were $58.2 million.

     In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. Furthermore, Consumer Products' largest customer, Builders Square, accounted for approximately 21.9%, 24.7% and 22.3%, and its parent, Kmart, accounted for 16.5%, 17.6% and 18.2% of Consumer Products' total net sales in fiscal 1997, 1996 and 1995, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In July 1997, Kmart announced that it agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green announced that it had also agreed to buy another home improvement retailer, Hechinger Co., and that it would combine the two companies to form the nation's third largest home improvement chain. Although Consumer Products is a long term supplier to Kmart and Builders Square, as well as a supplier to Hechingers, there can be no assurance that any of the foregoing relationships will continue or as to the terms of any of the relationships that do continue. In the event Consumer Products were to lose either Kmart or Builders Square as a customer or Kmart, Builders Square or the surviving entity through the Builders Square / Hechingers merger were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

     In furtherance of its continuing efforts to improve Consumer Products' prospects, the Company recently decided to augment certain existing product lines, streamline its packaged plumbing product lines, enhance the appearance and appeal of its existing plumbing product packaging and undertake certain customer retention and development programs. The Company believes the redesign effort will help in its effort to diversify its customer base by attracting new business and retaining existing business. In order to minimize the financial impact, Consumer Products intends to rollout the redesign program during fiscal 1998 and 1999.

     During fiscal 1996, Consumer Products decided to exit from the distribution of electrical products to further focus its strategic direction. As the Company anticipated, the reorientation of Consumer Products' strategic focus initially resulted in a decrease in net sales, but the Company believes that the business reorientation will strengthen and improve Consumer Products' business in the long-term by allowing it to focus on its core business and products.

     Consumer Products' marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing department layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products, and backup tags to identify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers' changing needs. In addition, Consumer Products' products are packaged and designed for ease of use, with "how to" instructions included to simplify installation, even for the uninitiated D-I-Y consumer.

     Consumer Products' sales and service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also provide reports to Consumer Products, enabling it to stay abreast of changing consumer demand and identify developing trends. In order to support its customers' "just-in-time" requirements, Consumer Products has sophisticated EDI capabilities, enabling customers to reduce inventory levels and increase return on investment.

     Consumer Products operates and distributes its products through two strategically located distribution facilities in Cleveland, Ohio and Dallas, Texas.

PRODUCTS

     The following is a discussion of Consumer Products' principal product groups:

     Plumbing Products. Consumer Products' plumbing products include valves and fittings, rubber products, repair kits and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R), PlumbKing(R) and KF(R). In addition, Consumer Products offers certain of its customers the option of private label programs. Consumer Products also offers proprietary lines of faucets under the trade name Premier(R), as well as a line of shower and bath accessories under the proprietary trade name Spray Sensations(R).

     Floor Protective Hardware Products. Consumer Products' floor protective hardware products include casters, doorstops and other floor, furniture and wall protective items. Consumer Products markets a complete line of floor protective hardware products under the proprietary trade name KF(R) and also under private labels. In addition, a new line of surface protection products are being distributed under the proprietary trade name Soft Touch(TM).

WOC OPERATIONS

     The Company has two operations which are conducted through WOC. The more significant of the WOC operations is U.S. Lock, a full line supplier of security hardware products. WOC's other operation is its Medal Distributing division, a supplier of hardware products. Two of WOC's divisions were recently sold, including the Madison Equipment division ("Madison"), a supplier of electrical products, which was sold in late April 1997, and substantially all of the business of the LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products, which was sold to Barnett on July 1, 1997. WOC's net sales amounted to $43.5 million in fiscal 1997. Excluding the net sales attributed to Madison and LeRan, WOC's net sales would have been $24.6 million in fiscal 1997. In connection with management's strategic review of its wholly-owned operations and as a result of certain business factors affecting those operations in fiscal 1996, the Company recorded substantial charges, primarily for a reduction in the carrying value of day-to-day operating assets and liabilities and a $12.1 million asset impairment charge at U.S. Lock. See Note 3B to the Consolidated Financial Statements.

  U.S. LOCK

     U.S. Lock, which was acquired by the Company in 1988, carries a full line of security hardware products, including locksets, door closers and locksmith tools. Many of these products are sold under the U.S. Lock(R) and Rx(TM) trademarks. U.S. Lock markets and distributes its products primarily to locksmiths through a telemarketing sales team. U.S. Lock's telemarketing effort is supplemented with a catalog that is mailed annually to existing customers, and promotional flyers. Since its acquisition by the Company, U.S. Lock has increased its number of warehouses from one to five, one of which is shared with Barnett. The Charlotte warehouse, opened in March 1997, is the fifth warehouse and first new location opened since 1989.

     U.S. Lock believes that its business model has enabled it to become a cost-efficient, significant supplier of security hardware to the domestic professional market. U.S. Lock markets approximately 9,400 name brand and private label products through its approximately 500 page annual product catalog, and through its telesales operations. U.S. Lock's 18 telesales representatives include knowledgeable security hardware professionals, customer service and support personnel that work together to serve customers by providing technical information and offering product advice. To attract new customers and provide special promotions to existing customers, U.S. Lock supplements its catalog by mailing promotional flyers, of which 18,000 were mailed on average each month in fiscal 1997. Approximately two-thirds of the monthly promotional flyers are sent to new business prospects while the remaining are sent to active customers. In fiscal 1997, U.S. Lock increased its customer base by approximately 800 customers through such mailings. At June 30, 1997, U.S. Lock had approximately 5,900 customers. During fiscal 1997, U.S. Lock introduced its Rx "Dealer Only(TM)" restricted keyway program, which is a completely integrated system of restricted cylinders and keys, and exclusive lock line, which aides in linking the dealer to U.S. Lock. U.S. Lock's strategy of being a low-cost, competitively priced supplier is facilitated by its ability to purchase in volume and its foreign sourcing capabilities. The success of the Rx program has increased the authorized dealers from 580 to 1,020 in the past two years. The Company believes that efficient growth in the security hardware business can be achieved through the expansion of product offerings and by adding knowledgeable telesales staff and additional distribution facilities. Accordingly, U.S. Lock expects to add approximately 6 telesales representatives a year for the next five years and also expects to open 8 to 10 additional distribution warehouses during the same period, while expanding its product offerings and customer base. The cost of opening a new 7,000 square foot warehouse is not significant.

FOREIGN SOURCING OPERATIONS

     Through TWI, the Company conducts its foreign sourcing operations in Mexico, China and Taiwan, which support Consumer Products, WOC and Barnett. For the years ended June 30, 1997 and 1996, products purchased overseas, primarily from Taiwan, China and Mexico, accounted for approximately 36.0% and 27.0%, respectively, of the total product purchases made by the Company. For fiscal 1997, the operations owned by TWI had net sales of $18.4 million, of which $13.7 million were to Barnett.

     TWI, through its subsidiaries, operates the Taiwan and Mainland China facilities, which source, manufacture, assemble and package plumbing products. In addition, the facility in Mainland China manufactures and packages plastic floor protective hardware products. The Company believes that these facilities give it competitive advantages in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States.

     Western American Manufacturing, Inc. ("WAMI"), a manufacturer of galvanized, black, brass and chrome plumbing pipe nipples in Tijuana, Mexico, provides the Company vertical integration in the manufacture and distribution of pipe nipples. Pipe nipples are lengths of pipe which range from 1/2 of an inch to 10 feet long, threaded at each end. In order to take advantage of lower labor costs, the Company has relocated certain of its packaging operations to WAMI.

     Substantially all of the other products purchased by the Company are manufactured by third parties. The Company estimates that it purchases products and materials from approximately 1,200 suppliers and is not dependent on any single unaffiliated supplier for a material portion of its requirements.

     The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups. Fiscal 1997 information does not include Barnett net sales which accounted for 70.5% and 64.5% of the electrical product sales in fiscal 1996 and 1995, respectively. In fiscal 1996, Consumer Products eliminated its electrical product line.

                                                                  1997     1996     1995
                                                                  -----    -----    -----
    Plumbing....................................................    71%      71%      72%
    Electrical..................................................     1%      12%      11%
    Hardware....................................................    28%      17%      17%
                                                                   ----     ----     ----
    Total net sales.............................................   100%     100%     100%
                                                                   ====     ====     ====

IMPORT RESTRICTIONS AND CUSTOMS ISSUES

     Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from Mexico under the preferential import regulations commonly known as '9802', formerly item '807', United States goods assembled abroad, and directly imported from China and Taiwan. The '9802' arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to reimport the goods without quota restriction and to pay a duty only on the value added in the offshore factory.

     When the Company chooses to directly import goods purchased outside of the United States, the Company may be subject to import quota restrictions, depending on the country of origin of assembly. These restrictions may limit the amount of goods of a particular country that may be imported into the United States. If the Company cannot obtain the necessary quota, the Company will not be able to import the goods into the United States. Export visas for the goods purchased offshore by the Company are readily available.

     The above arrangements, both '9802' and quota restrictions, were superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA"), and may be limited by revision or canceled at any time by the United States government. The Company does not believe that its relative competitive position is adversely affected by NAFTA. As a result of the passage of NAFTA, importation from Mexico is more competitive relative to importation from other exporting countries. As indicated above, many of the Company's imported goods are of Chinese origin. Favorable tariff rates under the tariff hearings for China are dependent upon review of most favored nations status (MFN) which has currently been extended, but there is no guarantee this will continue to be the case in the future.

EQUITY INVESTMENT -- BARNETT AFFILIATE

     Barnett is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 51,000 active customers throughout the United States. Barnett offers and promotes approximately 10,200 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. Barnett's staff of over 95 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, Barnett has established a network of 30 distribution centers strategically located in 30 major metropolitan areas throughout the United States. Through these local distribution centers, approximately 70% of Barnett's orders are shipped directly to the customer, in almost all cases, the same day the order is received. The remaining 30% of the orders are picked up by the customers at one of Barnett's local distribution centers. Barnett's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and the offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers, including TWI.

     Barnett believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical and hardware products. Barnett's approximately 800-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. Barnett provides an updated version of its catalogs to its customers on average three times a year. To attract new customers and offer special promotions to existing customers, Barnett supplements its five comprehensive catalogs with monthly promotional flyers. Barnett's experienced and knowledgeable inbound telesales staff, located at Barnett's centralized headquarters in Jacksonville, Florida, uses Barnett's proprietary information systems to take customer orders as well as offer technical advice. Barnett's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations, encourages additional purchases and solicits new customers. Targeted customer accounts are typically assigned an outbound telesalesperson in order to enhance customer relationships and improve customer satisfaction. Barnett's high in-stock position and national network of local distribution centers enable it to fulfill approximately 94% of the items included in each customer order and provide rapid delivery within 24 hours.

     Barnett was a wholly-owned subsidiary of the Company until the completion of an initial public offering in April 1996 (the "Barnett Initial Public Offering"). In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. As a result of the Company's conversion of a portion of the convertible non-voting preferred stock of Barnett, which was owned solely by Waxman USA Inc. ("Waxman USA"), a wholly-owned subsidiary of the Company, to Barnett Common Stock during the fiscal 1996 fourth quarter, the Company beneficially owned approximately 49.9% of the Barnett Common Stock and, together with the convertible non-voting preferred stock of Barnett owned by Waxman USA, approximately a 54% economic interest of the capital stock of Barnett at June 30, 1996. In April 1997, a secondary offering of 1,300,000 shares of Barnett Common Stock (the "Barnett Secondary Offering"; and together with the Barnett Initial Public Offering, the "Barnett Public Offerings") was completed and the Company converted its remaining convertible non-voting preferred stock of Barnett to Barnett Common Stock. As a result of these transactions, at June 30, 1997, the Company owned 44.5% of the outstanding shares of Barnett Common Stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock which increased the Company's ownership to 44.6%. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT".

COMPETITION

     The Company faces significant competition within each of its product lines, although it has no competitor offering the range of products in all of the product lines that the Company offers. The Company believes that its buying power, extensive inventory, emphasis on customer service and merchandising programs have contributed to its ability to compete successfully in its various markets. The Company faces significant competition from smaller companies which specialize in particular types of products and larger companies which manufacture their own products and have greater financial resources than the Company. The Company believes that competition in sales to retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for packaging and merchandising for retailers.

EMPLOYEES

     As of June 30, 1997, the Company employed 770 persons, 183 of whom were clerical and administrative personnel, 84 of whom were sales service representatives and 503 of whom were either production or warehouse personnel. Eighty-nine of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees, including those represented by its collective bargaining units, to be satisfactory.

TRADEMARKS

     Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See "Business -- Consumer Products -- Products", " WOC Operations" and "Foreign Sourcing Operations."

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

ITEM 2. DESCRIPTION OF PROPERTIES

     The following table sets forth, as of June 30, 1997, certain information with respect to the Company's principal physical properties:

                                                                                         LEASE
                                    APPROXIMATE                                        EXPIRATION
            LOCATION                SQUARE FEET                 PURPOSE                   DATE
---------------------------------   -----------    ---------------------------------   ----------
24460 Aurora Road                      21,000      Corporate Office                        Owned
  Bedford Hts., OH
24455 Aurora Road                     125,000      Consumer Products Corporate           6/30/02
  Bedford Hts., OH (1)                             Office and Distribution Center
902 Avenue T.                         108,000      Consumer Products                     5/31/00
  Grand Prairie, TX (2)                            Office and Distribution Center
77 Rodeo Drive                         46,000      U.S. Lock                               Owned
  Brentwood, NY                                    Office and Distribution Center
330 Vine Street                        80,000      Medal Distributing                    2/28/01
  Sharon, PA                                       Office and Distribution Center
No. 10, 7th Road                       55,000      TWI                                     Owned
  Industrial Park                                  Office, Packaging
  Taichung, Taiwan                                 and Distribution Center
  Republic of China
Dan Keng Village                       45,000      TWI/CWI                                 Owned
  Fu Ming County                                   Office, Packaging, Manufacturing
  Shenzhen, P.R. China                             and Distribution Center
113, 9 Sur Y 6 Oriente St., CD         41,000      WAMI                                   Leased
  Industrial Mesa De Otay                          Office and Manufacturing Center
  Tijuana, Mexico
16002, 9 Sur St., CD                   37,000      WAMI                                   Leased
  Industrial Mesa De Otay                          Packaging Center
  Tijuana, Mexico
20052, 6 Oriente St., CD               12,000      WAMI                                   Leased
  Industrial Mesa De Otay                          Manufacturing Center
  Tijuana, Mexico

---------------

(1) Aurora Investment Co., a partnership owned by Melvin and Armond Waxman, together with certain other members of their families, is the owner and lessor of this property. Consumer Products has the option to renew the lease for a five-year term at the market rate at the time of renewal. Rent expense under this lease was $314,150 in fiscal 1997 and $314,200 in fiscal 1996 and 1995, respectively.

(2) The Company has the option to renew the lease for three additional five-year terms.

     In addition to the properties shown in the table, the Company operates 4 distribution centers ranging in size from 5,000 to 8,100 square feet. The Company also owns a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company recently entered into an agreement to sell this facility. The Company expects to consummate the sale in fiscal 1998.

     Handl-it Inc., a corporation owned by John S. Peters, Senior Vice President -- Operations of the Company, together with certain other members of his family, and, Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, provides Consumer Products with certain outside warehousing services under month-to-month rental arrangements. Mr. Waxman acquired his interest in Handl-it in fiscal 1997. Consumer Products may renew these leases as they expire depending on its requirements at the time. Rent expense under these lease arrangements was $137,000, $232,000 and $294,000 for fiscal 1997, 1996 and 1995, respectively.

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

     Mr. Melvin Waxman, age 63, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Initial Public Offering in April 1996, Mr. Waxman became Chairman of the Board and Co-Chief Executive Officer of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been a Chief Executive Officer of the Company for over 20 years and has been a director of the Company since 1962. Mr. Waxman has been Chairman of the Board of the Company since August 1976. Mr. Waxman is the Chairman of the Board of Barnett. Melvin Waxman and Armond Waxman are brothers.

     Mr. Armond Waxman, age 58, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Initial Public Offering in April 1996, Mr. Waxman became President and Co-Chief Executive Officer of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been the President and Treasurer of the Company since August 1976. Mr. Waxman has been a director of the Company since 1962 and was Chief Operating Officer of the Company from August 1976 to May 1988. Mr. Waxman is the Vice Chairman of the Board of Barnett. Armond Waxman and Melvin Waxman are brothers.

     Mr. John Peters, age 48, has been Senior Vice President--Operations of the Company since April 1988, after serving as Vice President--Operations of the Company since February 1985. Prior to that, Mr. Peters had been Vice President--Personnel/Administration of the Company since February 1979.

     Mr. Laurence Waxman, age 40, has been Senior Vice President of the Company since November 1993 and is also President of Consumer Products, a position he has held since 1988. Mr. Waxman joined the Company in 1981. Mr. Laurence Waxman is the son of Melvin Waxman. Mr. Waxman has been a director of the Company since July 1996.

     Mr. Mark Wester, age 42, a certified public accountant, joined the Company in October 1996 as Corporate Controller, and in January 1997 became the Vice President-Finance. Upon completion of the Barnett Secondary Offering in April 1997, Mr. Wester became the Chief Financial Officer of the Company. Mr. Wester provided consulting services to the Company from May 1996 through September 1996. From March 1992 to April 1996, Mr. Wester held several positions with two privately owned and related telecommunications companies, including Chief Operating Officer of Capital Communications Cooperative and Chief Financial Officer of Progressive Communications Technologies. From 1978 to 1992, Mr. Wester was employed by The Fairchild Corporation (formerly Banner Industries, Inc.), where he held several positions during his tenure including Vice President and Corporate Controller.

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

     The following table sets forth the high and low closing quotations as reported by the NYSE for fiscal 1997 and 1996.

                                                     1997                 1996
                                                --------------       --------------
                                                HIGH      LOW        HIGH      LOW
                                                -----    -----       -----    -----
               First Quarter..................  $4.63    $3.38       $1.38    $1.00
               Second Quarter.................   4.88     3.38        1.38      .63
               Third Quarter..................   6.00     3.88        3.13      .81
               Fourth Quarter.................   4.88     3.38        5.63     2.88

HOLDERS OF RECORD

     As of September 2, 1997, there were 779 holders of record of the Company's Common Stock and 126 holders of record of the Company's Class B Common Stock.

DIVIDENDS

     The Company declared no dividends in fiscal 1997 or 1996. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of any cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                          1997                      FISCAL YEARS ENDED JUNE 30,
                                       UNAUDITED      --------------------------------------------------------
                                      PRO FORMA(1)      1997        1996        1995        1994        1993
                                      ------------    --------    --------    --------    --------    --------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales                               $266,473      $120,081    $235,067    $232,304    $215,112    $204,778
Cost of sales........................    178,125        86,425     160,556     152,368     141,011     138,144
                                        --------      --------    --------    --------    --------    --------
Gross profit.........................     88,348        33,656      74,511      79,936      74,101      66,634
Selling, general and administrative
  expenses...........................     70,064        34,996      70,628      62,481      56,888      56,081
Restructuring and other non-recurring
  charges(2).........................        746           746      19,507       2,779          --       6,762
                                        --------      --------    --------    --------    --------    --------
Operating income (loss)..............     17,538        (2,086)    (15,624)     14,676      17,213       3,791
Gain on sale of Barnett stock(3).....     16,693        16,693      65,917          --          --          --
Equity earnings of Barnett...........         --         5,843          --          --          --          --
Interest expense, net................     16,536        16,477      24,264      26,411      21,334      20,365
                                        --------      --------    --------    --------    --------    --------
Income (loss) from continuing
  operations before income taxes,
  minority interest, discontinued
  operations, extraordinary loss and
  cumulative effect of change in
  accounting.........................     17,695         3,973      26,029     (11,735)     (4,121)    (16,574)
Provision for income taxes...........      7,931           401       2,395         338         351         216
                                        --------      --------    --------    --------    --------    --------
Income (loss) from continuing
  operations before minority
  interest, discontinued operations,
  extraordinary loss and cumulative
  effect of change in accounting.....      9,764         3,572      23,634     (12,073)     (4,472)    (16,790)
Minority interest in consolidated
  affiliate..........................      6,192            --         975          --          --          --
Discontinued operations(4):
  Loss from discontinued
    operations.......................         --            --          --          --      (3,249)    (11,240)
  Reversal of loss and (loss) on
    disposal.........................         --            --      11,000     (11,000)    (38,343)         --
                                        --------      --------    --------    --------    --------    --------
Income (loss) before extraordinary
  loss and cumulative effect of
  change in accounting...............      3,572         3,572      33,659     (23,073)    (46,064)    (28,030)
Extraordinary loss(5)................         --            --       6,251          --       6,824          --
Cumulative effect of change in
  accounting(6)......................         --            --       8,213          --          --       2,110
                                        --------      --------    --------    --------    --------    --------
Net income (loss)....................   $  3,572      $  3,572    $ 19,195    $(23,073)   $(52,888)   $(30,140)
                                        ========      ========    ========    ========    ========    ========
Average number of shares
  outstanding........................     11,919        11,919      11,756      11,712      11,674      11,662
                                        ========      ========    ========    ========    ========    ========
Primary earnings (loss) per share:
  From continuing operations before
    minority interest, discontinued
    operations, extraordinary loss
    and cumulative effect of change
    in accounting....................                 $    .26    $   2.00    $  (1.03)   $   (.39)   $  (1.44)
  Minority interest in consolidated
    affiliate........................                       --        (.08)         --          --          --
Discontinued operations:
  Loss from discontinued
    operations.......................                       --          --          --        (.28)       (.96)
  Reversal of loss and (loss) on
    disposal.........................                       --         .93        (.94)      (3.28)         --
  Extraordinary loss.................                       --        (.53)         --        (.58)         --
  Cumulative effect of change in
    accounting.......................                       --        (.69)         --          --        (.18)
                                                      --------    --------    --------    --------    --------
  Net income (loss) per share........                 $    .26    $   1.63    $  (1.97)   $  (4.53)      (2.58)
                                                      ========    ========    ========    ========    ========

                                                                  FISCAL YEARS ENDED JUNE 30,
                                                    --------------------------------------------------------
                                                      1997        1996        1995        1994        1993
                                                    --------    --------    --------    --------    --------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fully diluted earnings (loss) per share:
  From continuing operations before minority
    interest, discontinued operations,
    extraordinary loss and cumulative effect of
    change in accounting........................... $    .26    $   1.73    $  (1.03)   $   (.39)   $  (1.44)
  Minority interest in consolidated affiliate......       --        (.07)         --          --          --
  Discontinued operations:
    Loss from discontinued operations..............       --          --          --        (.28)       (.96)
    Reversal of loss and (loss) on disposal........       --         .81        (.94)      (3.28)         --
  Extraordinary loss...............................       --        (.46)         --        (.58)         --
  Cumulative effect of change in accounting........       --        (.60)         --          --        (.18)
                                                    --------    --------    --------    --------    --------
  Net income (loss) per share...................... $    .26    $   1.41    $  (1.97)   $  (4.53)   $  (2.58)
                                                    ========    ========    ========    ========    ========
Cash dividends per share:
  Common stock..................................... $     --    $     --    $     --    $     --    $    .08
  Class B common stock............................. $     --    $     --    $     --    $     --    $    .08
BALANCE SHEET DATA:
Working capital.................................... $ 30,641    $ 50,716    $ 24,534    $ 39,020    $116,430
Total assets.......................................  107,232     142,637     169,744     180,743     197,225
Total long-term debt...............................  120,542     112,336     143,770     137,295     161,910
Stockholders' equity...............................  (39,506)    (43,254)    (62,697)    (40,009)      6,196

---------------

(1) In fiscal 1997, due to the sale of additional shares in the Barnett Secondary Offering, the Company began to account for its remaining 44.5% ownership in Barnett under the equity method of accounting. Prior to the sale, the Company consolidated Barnett's results and recorded a minority interest charge for the portion of Barnett not owned by the Company. Pro forma unaudited results for fiscal 1997, which combine the results of the Company and Barnett, are being provided for comparability to prior years.

(2) In the fourth quarter of fiscal 1997, the Company sold Madison Equipment Company and recorded a loss on sale of $0.7 million. During fiscal 1996, the Company recorded a $19.5 million restructuring and asset impairment loss, which included a $7.4 million restructuring charge primarily attributable to strategic initiatives at Consumer Products and a $12.1 asset impairment charge primarily attributable to U.S. Lock in accordance with SFAS 121. During fiscal 1995, the Company incurred $2.8 million in warehouse closure costs as Consumer Products' distribution network was downsized from four locations to three. During fiscal 1993, the Company recorded a $6.8 million restructuring charge which included $4.6 million representing the estimated loss to be incurred upon the proposed disposal of three businesses, $1.6 million representing costs incurred to consolidate administrative functions and transfer two of Consumer Products' domestic packaging facilities to Mexico and $0.6 million related to the Company's decision to not proceed with the securities offering of Barnett in fiscal 1993. See Note 3 to the Consolidated Financial Statements for further discussion of the fiscal 1997, 1996 and 1995 charges.

(3) Reflects the gains on the Barnett Public Offerings as further described in
    Note 2 to the Consolidated Financial Statements.

(4) Fiscal 1996 amount represents the reversal of the fiscal 1995 estimated loss on the disposal of Consumer Products. Fiscal 1994 amounts include the loss from operations of a former Canadian subsidiary, Ideal Plumbing Group, Inc. ("Ideal") and the loss from a complete write-off of the Company's investment in Ideal due to the bankruptcy liquidation of the company by the Canadian courts. The fiscal 1993 charge represents the operating loss from Ideal.

(5) Represents the write off of deferred financing costs resulting from the repayment and refinancing of debt in fiscal 1996, as further described in Notes 2 and 6 to the Consolidated Financial Statements. The fiscal 1994 extraordinary charge related to accelerated amortization of deferred financing costs related to the repayment of certain indebtedness.

(6) See Note 5 to the Consolidated Financial Statements for a discussion regarding the cumulative effect of a change in accounting for procurement costs of $8.2 million, before tax benefit, in fiscal 1996. In fiscal 1993, a cumulative effect of a change in accounting of $2.1 million was made for certain distribution center start-up and catalog development costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company operates in two business segments -- the distribution of specialty plumbing, security hardware and other products and the sourcing, manufacturing and packaging of plumbing and hardware products through its foreign operations. In fiscal 1997, approximately 44.2% and 40.6% of the Company's foreign operations sales were to the Company's domestic wholly-owned operations and Barnett, respectively.

     The Company is the single largest stockholder of Barnett, owning 44.5% of the outstanding Barnett Common Stock at June 30, 1997. The market value of this equity investment is significantly greater than the carrying value. Until the Barnett Initial Public Offering in April 1996, Barnett was a wholly-owned subsidiary of the Company. The Barnett Initial Public Offering resulted in the sale of 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. The Company further reduced its interest in Barnett in April 1997 when it completed the Barnett Secondary Offering of 1.3 million shares of Barnett Common Stock for $17.50 per share, resulting in aggregate net proceeds of $21.6 million, and a net pre-tax gain of $16.7 million. As a result of the Barnett Secondary Offering and subsequent conversion of non-voting convertible preferred stock to Barnett Common Stock, the Company's economic ownership in Barnett was reduced from approximately 54% to approximately 44.5% and the Company began accounting for its interest in Barnett under the equity method of accounting, restating the results for each of the quarters of fiscal 1997. The Company previously consolidated Barnett's results during the first nine months of fiscal 1997, with a minority interest charge for the portion of Barnett not owned by the Company. To provide comparability to prior years, pro forma unaudited results are being presented for fiscal 1997, which combine the results of the Company and Barnett as if the Company continued to consolidate the results of Barnett and increased the minority interest charge for the outside stockholder's interest portion of the stock not owned. A historic overview of other recent strategic developments in the Company are summarized below.

     In August 1995, the Company announced that it had decided to sell its Consumer Products business and entered into a letter of intent, which subsequently expired. As a result of the consummation of the Barnett Initial Public Offering in fiscal 1996, the Company ceased its efforts to sell Consumer Products, completed a review of its operations and began classifying Consumer Products as a continuing operation.

     In fiscal 1996, in connection with the likely completion of the Barnett Initial Public Offering and consequent retention of the Consumer Products business, the Company embarked upon a strategic review of Consumer Products and its other wholly-owned operations, taking into account the difficulties encountered during the sale process of Consumer Products, as well as certain weaknesses in the industry in which the Company competed. As a result of management's review and refocus of Consumer Products as a continuing operation and consistent with its strategic direction, an $11.9 million charge, primarily for a reduction in the carrying value of day to day operating assets and liabilities, was recorded by Consumer Products in operating results during the fiscal 1996 third and fourth quarters, which represented an increase of $6.9 million to cost of goods sold and $5.0 million to selling, general and administrative expenses. Such charges, comprised of $7.7 million and $4.2 million recorded in the fiscal 1996 third and fourth quarters, respectively, included $5.1 million for the impairment and write-down of inventory, $2.7 million for certain accounts receivable balances, $2.0 million representing a portion of the costs of developing a management information system, $0.5 million of abandoned product development costs and $1.6 million for various liabilities.

     The traditional customers of certain of WOC's operations, smaller retail establishments, have been adversely affected by the movement by large national retailers to expand in more rural locations and compete with such smaller retail establishments. In addition, the market has been increasingly impacted by the availability of lower cost foreign sourcing to both domestic and foreign competitors. In fiscal 1996, in connection with management's strategic review of its other wholly-owned operations and as a result of business factors affecting these other operations, including increased competition from multi-category retailers and competitive pricing from overseas competitors, the effect of which was exacerbated by excess manufacturing capacity at the Company's foreign facilities, the Company recorded an additional charge of $2.9 million in the fiscal 1996 fourth quarter operating results primarily for a reduction in the carrying value of day-to-day operating assets and liabilities. Such charge included $1.7 million to reduce the carrying value of inventory and other assets at WOC and TWI, $0.4 million of accelerated depreciation as a result of a change in the estimated useful lives of certain property and equipment and $0.8 million for various liabilities.

     During the fourth quarter of fiscal 1996, the Company recorded an additional $19.5 million pre-tax restructuring and asset impairment charge. Below is a summary of the components comprising such charge (in millions of dollars):

    Exiting product lines........................................................  $ 4.1
    Warehouse closure costs......................................................    1.3
    Reduction of excess capacity.................................................    1.1
    Other........................................................................    0.9
    Asset impairment.............................................................   12.1
                                                                                   -----
      Total......................................................................  $19.5
                                                                                   =====

        Exiting product lines: In furtherance of its efforts to strengthen the Consumer Products business, in fiscal 1996 the Company decided to eliminate Consumer Products' electrical product line and reduce the number of individual products offered in its plumbing and floor care product lines. These actions have enabled Consumer Products to reduce fixed costs as well as optimize and focus its product offerings to its major retail customers. With the exception of one small account, Consumer Products no longer services the electrical product line and reduced the number of products offered in its plumbing and floor care product lines and did not incur cash outlays for these reductions. The $4.1 million charge was primarily for the write-down of related inventory which has been disposed of as of June 30, 1997.

        Warehouse closure costs: During the fourth quarter of fiscal 1996, the Company downsized Consumer Products' distribution network from three locations to two and, as a result, incurred warehouse closure costs of $1.3 million. In fiscal 1997, the Company recorded an additional $0.2 million for additional costs associated with the remaining lease term of the warehouse. The remaining accrual at June 30, 1997 is $0.1 million, associated with the rent subsidy of the operating lease. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.5 million, incremental employee salaries and benefits associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.2 million and other miscellaneous expenses associated with the closing of $0.3 million.

        Reduction of excess capacity: In fiscal 1996, with the discontinuance and downsizing of Consumer Products' product lines, the foreign operations which support Consumer Products identified excess capacity in both buildings and equipment. As a result, a $1.1 million charge was recorded to reduce the net book value of buildings by $0.8 million and equipment by $0.3 million.

        Other: In connection with the strategic review in fiscal 1996, a division of WOC discontinued certain product offerings which resulted primarily in a write-down of inventory and excess equipment.

        Asset Impairment: The fiscal 1996 asset impairment charge of $12.1 million related to the Company's U.S. Lock division. Due to the continued decline in the locksmith industry brought about by the competitive nature of the D-I-Y retail market, as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company expensed $9.8 million of goodwill and $2.3 million of property and equipment, as the carrying value for the division exceeded its fair value. Fair value was determined based on a multiple of cash flows.

     Effective July 1, 1995, the Company changed its method of accounting for procurement costs. Procurement costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. The amount capitalized is the consideration paid by the Company to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company believes that amortization in the fiscal year incurred for such costs is consistent with the Company's strategic review of Consumer Products and is preferable due to the uncertainty of today's competitive retail environment. Previously, the Company amortized these costs over the period deemed to be benefited. The cumulative effect of this change on years prior to fiscal 1996 of $8.2 million is reported separately in the fiscal 1996 consolidated statement of operations. The additional effect of the change in fiscal 1996 was to decrease the operating loss by $2.1 million.

     The Company recorded an extraordinary charge of approximately $6.3 million in fiscal 1996 related to a premium paid on the retirement of certain indebtedness and the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid and/or refinanced in connection with the Barnett Initial Public Offering, the Private Exchange Offer and a credit facility entered into by Consumer Products and WOC with BankAmerica Business Credit, Inc. (the "Credit Agreement").

     In fiscal 1997, the Company recorded charges totaling $7.2 million, including adjustments to cost of sales of $4.3 million, SG&A (as hereinafter defined) expenses of $2.6 million and $0.3 million to sales allowances. The largest portion of the adjustments were made at Consumer Products, with charges of $4.2 million, $1.1 million and $0.3 million to cost of sales, SG&A and sales, respectively, relating to the decision to augment certain existing product lines, streamline its packaged plumbing products line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which are necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the Company recorded $0.1 million and $1.5 million in additional cost of sales and SG&A expenses, respectively, in total at its remaining operations, primarily relating to inventory adjustments and charges for valuation reserves, professional services and the increase in value of certain stock appreciation rights granted to certain key executives. The Company also recorded a loss of $0.7 million on the disposal of Madison in the fourth quarter of fiscal 1997 (described in Note 4).

     In April 1997, Madison, a supplier of electrical products, was sold for $2.0 million, and in July 1997, substantially all of the business of the LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products was sold to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock (with a value of $0.6 million at the time of the transaction).

     In May 1997, the Company commenced an offer to repurchase (the "Purchase Offer"), at par, $12.0 million of Waxman USA's 11 1/8% Senior Notes due 2001 (the "Senior Notes"). In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for the redemption of $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997.

     The Company utilizes management information systems and software technology that will be affected by Year 2000 issues throughout its businesses. During fiscal 1998, the Company will be implementing plans at substantially all of its operations to ensure those systems continue to meet its internal and external needs. The Company believes it will incur approximately $1.0 million in costs associated with Year 2000 issues.

RESULTS OF OPERATIONS

     The following table sets forth certain items reflected in the Company's Consolidated Statements of Operations as a percentage of net sales:

                                                                        FISCAL YEAR ENDED JUNE
                                                         PRO FORMA                30,
                                                         UNAUDITED     -------------------------
                                                           1997        1997      1996      1995
                                                         ---------     -----     -----     -----
Net sales..............................................    100.0%      100.0%    100.0%    100.0%
Cost of sales..........................................     66.8%       72.0%     68.3%     65.6%
Gross profit...........................................     33.2%       28.0%     31.7%     34.4%
Selling, general and administrative expenses...........     26.3%       29.1%     30.0%     26.9%
Restructuring and other non-recurring charges..........      0.3%        0.6%      8.3%      1.2%
Operating income (loss)................................      6.6%       (1.7%)    (6.6%)     6.3%
Gain on sale of Barnett stock..........................      6.2%       13.9%     28.0%       --
Equity earnings of Barnett.............................       --         4.8%       --        --
Interest expense, net of interest income...............      6.2%       13.7%     10.3%     11.4%
Income (loss) from continuing operations before income
  taxes, minority interest, discontinued operation,
  extraordinary loss and cumulative effect of change in
  accounting...........................................      6.6%        3.3%     11.1%     (5.1%)
Provision for income taxes.............................      3.0%        0.3%      1.0%      0.1%
Income (loss) from continuing operations before
  minority interest, discontinued operation,
  extraordinary loss and cumulative effect of change in
  accounting...........................................      3.6%        3.0%     10.1%     (5.2%)
Minority interest in consolidated affiliate............      2.3%         --        .4%       --
Reversal of loss and (loss) on disposal of business....       --          --       4.6%     (4.7%)
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting.......................      1.3%        3.0%     14.3%     (9.9%)
Extraordinary loss.....................................       --          --       2.6%       --
Cumulative effect of change in accounting..............       --          --       3.5%       --
Net income (loss)......................................      1.3%        3.0%      8.2%     (9.9%)

YEAR ENDED JUNE 30, 1997 VS. YEAR ENDED JUNE 30, 1996

  NET SALES

     The net sales of the Company's wholly-owned operations increased $12.4 million to $120.1 million in fiscal 1997 from $107.7 million in the prior year. The increase in fiscal 1997 net sales is attributable to a 21.9% increase at U.S. Lock and net sales of $13.7 million from the Company's foreign sourcing operations to Barnett, which are no longer eliminated as intercompany sales. Excluding the foreign sourcing sales to Barnett, net sales for the Company's other wholly-owned operations decreased $1.3 million, primarily due to a decrease at Consumer Products which more than offset the net sales increase at U.S. Lock. Fiscal 1996 consolidated net sales, which included Barnett, were $235.1 million.

     Fiscal 1997 net sales for Consumer Products of $58.2 million decreased approximately 5.7% from the $61.7 million in fiscal 1996 due to the elimination of the electrical product line, the loss of Ernst as a customer due to its bankruptcy in July 1996, the decision by Sears to discontinue carrying packaged plumbing at its mall locations and reductions in the buying patterns of Builders Square and Kmart. These reductions were partially offset by increases from existing customers, including several smaller customers, and the expansion of business late in fiscal 1997 with WalMart for a portion of its packaged plumbing business.

     WOC's net sales decreased $0.1 million, or 0.2%, to $43.5 million in fiscal 1997 from $43.6 million in the prior year. The decrease at WOC is primarily due to lower sales at LeRan and the sale of Madison. U.S. Lock reported improved results with net sales in fiscal 1997 of $18.7 million, a 21.9% increase over fiscal 1996. U.S. Lock's improvement is primarily due to the increase in its telesales effort, new product offerings, expanded mailings of its catalog and promotional flyers and the introduction of its Rx "Dealer Only(TM)" program. The opening of U.S. Lock's fifth warehouse in March 1997 was not a significant factor in the fiscal 1997 sales growth. WOC's net sales decrease was primarily due to decreases in comparison to the prior year at Madison, which was sold in April 1997, with sales for the first nine months in fiscal 1997 of $5.0 million as compared to $6.0 for the full year in fiscal 1996. WOC's sales also decreased due to lower sales at LeRan, with sales of approximately $13.8 million in fiscal 1997 as compared to $16.3 million in the prior year. Substantially all of LeRan's gas products business was sold to Barnett on July 1, 1997, with LeRan's malleable fitting business being transferred to another of the Company's divisions.

     Net sales for the foreign sourcing operations in fiscal 1997 amounted to $18.4 million, of which $13.7 million represents sales to Barnett. In prior years, sales to Barnett were eliminated as intercompany sales. The trend in the retail market is to develop direct relationships with foreign sources, including foreign sourcing operations similar to those owned by the Company. The Company will utilize its foreign sourcing operations to obtain new business when our domestic operation is unable to compete, and therefore, has placed an emphasis on developing business outside of the intercompany and affiliated company arrangements for the foreign sourcing operations. This effort is expected to be of increasing importance in future results as more retailers emphasize direct import relationships. The Company believes sales from its foreign sourcing operations will continue to increase to both Barnett, due to its growth, and through direct sales to non-affiliated operations.

  GROSS PROFIT

     The gross profit of the wholly-owned operations decreased to 28.0% in fiscal 1997 from 29.6% for the wholly-owned operations only in fiscal 1996, due to $4.3 million of charges in fiscal 1997, including $4.2 million at Consumer Products relating to the decision to augment certain existing product lines, streamline its packaged plumbing products line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which are necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. The fiscal 1996 gross profit included charges of $6.9 million to cost of goods sold for certain inventory carrying costs as a result of management's strategic review of Consumer Products' business. Barnett's gross profit margins have been higher than those of the Company's wholly-owned operations and were 34.2% and 33.5% in fiscal 1997 and 1996, respectively. The gross profit margins of WOC's operations improved to 28.5% from 26.4%, primarily due to U.S. Lock representing a larger portion of WOC's sales. The gross margin for the foreign sourcing operations is not a valuable measurement tool because a significant portion of their sales are made to intercompany operations and eliminated in consolidation.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses of the wholly-owned operations decreased by $8.8 million, or 20.0%, to $35.0 million in fiscal 1997 from $43.8 million in fiscal 1996. The fiscal 1997 SG&A expenses included $2.6 million of year end adjustments. As a percentage of net sales, these expenses represented 29.1% in fiscal 1997 compared to 40.6% for the wholly-owned operations in fiscal 1996. The prior year percentage would have been 33.3%, excluding charges due to management's strategic review of its wholly-owned operations which resulted in charges at Consumer Products of $5.0 million and $2.9 million at the Company's other wholly-owned operations. Fiscal 1996 SG&A expenses also increased at Consumer Products as a result of recording additional bad debt expense primarily due to the weakening retail environment, which the Company expected would make collection of certain accounts receivable balances questionable with specific customers undertaking Chapter 11 proceedings. Excluding the charges for management's strategic review in fiscal 1996, SG&A expenses in fiscal 1997 decreased by $0.9 million.

  INTEREST EXPENSE

     Interest expense decreased to $16.5 million for fiscal 1997 from $24.3 million in the prior year. Average borrowings decreased from $185.8 million to $130.2 million between years and the weighted average interest rate decreased from 13.1% to 11.9% during the same period. The decrease in average borrowings is due to the repayment of indebtedness with a portion of the net proceeds from the Barnett Initial Public Offering, which caused an improvement for the entire fiscal 1997 period. The Barnett Secondary Offering in April 1997 and the subsequent purchase and redemption of a portion of the Senior Notes, as well as the sale of Madison, will primarily impact fiscal 1998 results because the Senior Notes were not redeemed until after June 30, 1997. However, the Company benefitted from lower interest from the reduction in its borrowings under the bank credit facility and from interest income of $0.1 million from excess proceeds invested during the fourth quarter of fiscal 1997.

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Pre-tax income decreased to $4.0 million in fiscal 1997 from $26.0 million in fiscal 1996. In fiscal 1997, the Company recorded a net pre-tax gain of $16.7 million from the Barnett Secondary Offering completed in April 1997, in comparison to the $65.9 million net pre-tax gain on sale of Barnett Common Stock in the Barnett Initial Public Offering in April 1996. Fiscal 1997 results also included $5.8 million of equity income from the Company's investment in Barnett, whose results were consolidated in the previous year. The fiscal 1996 pre-tax gain on the sale of Barnett Common Stock was partially offset by the restructuring and asset impairment loss and other charges recorded by the Company's operations. Pre-tax results include foreign operations income of $1.4 million in fiscal 1997 and a loss of $1.3 million in fiscal 1996. The improvement in foreign operations results between years is primarily the result of a $1.1 million restructuring charge in fiscal 1996 for the write-down of buildings and equipment due to excess capacity, and the increase in sales to non-affiliated companies at a higher margin.

  INCOME TAXES

     The provision for income taxes was $0.4 million in fiscal 1997 as compared to $2.4 million in fiscal 1996. The effective tax rate in fiscal 1997 was 10.1% as compared to 9.2% in fiscal 1996. The fiscal 1997 provision includes an alternative minimum tax on the gain from the Barnett Secondary Offering and foreign and state taxes. The fiscal 1996 provision consists primarily of Barnett's federal and state taxes, state and foreign taxes and the alternative minimum tax. Differences between the effective tax rate and the statutory rate are primarily the result of state and foreign taxes, goodwill amortization, which is not deductible for tax purposes and utilization of loss carryforwards.

  PRO FORMA RESULTS

     Pro forma unaudited net sales for fiscal 1997 amounted to $266.5 million, or an increase of 13.4% over fiscal 1996 consolidated net sales of $235.1 million. Pro forma unaudited net sales for fiscal 1997 included $160.1 million of Barnett's net sales, as compared to $127.4 million for fiscal 1996, an increase of 25.6%. Barnett's improvement, which accounted for nearly all of the increase, is attributable to the expansion of its direct marketing campaign, complemented by increases in the existing telesales force, which enabled Barnett to realize the benefit of its integrated marketing and sales approach. Also contributing to the overall increase in net sales at Barnett was a net increase of 1,720 in the total number of products offered, which generated approximately $15.3 million of the net sales increase, as well as an increase in active customers to 51,000 from 42,000, which accounted for approximately $16.9 million of the net sales increase.

     On a pro forma unaudited basis, gross profit margins improved to 33.2% in fiscal 1997 from 31.7% in the prior year, primarily due to Barnett's increase in net sales and the relatively higher gross profit margin of Barnett as compared to the Company's wholly-owned operations. On a pro forma basis, SG&A expenses decreased from $70.6 million, or 30.0% of net sales, in fiscal 1996 to $70.1 million or 26.3% of net sales, in fiscal 1997. The Company's wholly-owned operations, as discussed above in "Selling, General and Administrative Expenses", accounted for all of the reduction, while the ratio of SG&A expenses to net sales improved primarily due to Barnett, which has a lower ratio than the Company's wholly-owned operations, causing the pro forma ratio to improve.

YEAR ENDED JUNE 30, 1996 VS. YEAR ENDED JUNE 30, 1995

  NET SALES

     The Company's net sales increased $2.8 million, or 1.2%, to $235.1 million in fiscal 1996 from $232.3 million in the prior year.

     Barnett's net sales increased $18.3 million, or 16.8%, to $127.4 million in fiscal 1996 from $109.1 million in the prior year. Approximately 78.1% of the increase in Barnett's net sales was attributable to the telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 25 telesalespersons compared to the prior year. Contributing to the overall increase in net sales was a net increase of 400 in the total number of products offered by Barnett, which generated approximately $6.6 million of the net sales increase, as well as an increase in active customers to 42,000 from 38,000 which accounted for approximately $4.6 million of the net sales increase during fiscal 1996.

     Approximately $3.0 million of Barnett's net sales increase was attributable to Barnett's inclusion of direct sales in net sales commencing July 1, 1995. While these products are shipped directly to the customer from the original equipment manufacturer, Barnett takes title to the products sold and provides services to the customer and supplier including marketing, technical assistance and credit and collection activities. Prior to July 1, 1995, direct sales were immaterial and were included in the financial statements as a net reduction to cost of goods sold. Barnett intensified its focus on its direct sales program during fiscal 1996 and, consequently, direct sales for fiscal 1996 increased 66.5% over the corresponding prior year.

     Consumer Products' net sales decreased $10.3 million, or 14.2%, to $61.7 million in fiscal 1996 from $72.0 million in the prior year. The decrease in Consumer Products' net sales was primarily due to the weakening retail environment, the loss of two customers and the prior year's net sales being positively impacted by the expansion of Consumer Products' business with several of its large customers. Such expansion included initial opening orders of $2.5 million in fiscal 1995.

     WOC's and TWI's net sales decreased $5.2 million, or 10.3%, to $46.0 million in fiscal 1996 from $51.2 million in the prior year. The decrease in net sales at WOC was primarily the result of lower selling prices caused by fluctuations in copper prices and the discontinuance of certain low-margin accounts. The decrease in net sales at TWI was primarily the result of lower volume on external sales as additional emphasis was placed on supplying intercompany shipments.

  GROSS PROFIT

     Consolidated gross profit margin decreased to 31.7% of net sales in fiscal 1996 from 34.4% of net sales in the prior year. The decrease was primarily attributable to the Consumer Products' business as a result of additional cost of goods sold charges of $6.9 million, recorded in fiscal 1996 related to management's strategic review and were primarily comprised of certain inventory carrying costs which are included in the $11.9 million charge described above. Also affecting the gross profit margin decreases for Consumer Products was a strong sales mix from the expansion of the business in fiscal 1995 and, to a lesser extent, increased supplier costs. Barnett's gross profit decreased to 33.5% for fiscal 1996 from 34.2% for fiscal 1995 as a result of the increased revenues from the above mentioned direct ship programs. Excluding the effect of the direct shipments, Barnett's gross profit margin remained basically unchanged between years. The Company's other operations also experienced small decreases in gross profit margin partially offset by continued improved margins at a Mexican subsidiary.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A expenses increased by $8.1 million, or 13.0%, to $70.6 million for fiscal 1996 from $62.5 million for the prior year. As a percentage of net sales, these expenses represented 30.0% in fiscal 1996 compared to 26.9% in fiscal 1995. The increase in SG&A expenses is primarily the result of the fiscal 1996 charges attributed to management's strategic review of its wholly-owned operations which were recorded at the Consumer Products' business of $5.0 million and $2.9 million at the Company's other wholly-owned operations. SG&A expenses also increased at Consumer Products as a result of recording additional bad debt expense primarily as a result of the weakening retail environment, which the Company expected would make collection of certain accounts receivable balances questionable with certain customers undertaking Chapter 11 proceedings. SG&A expenses as a percentage of net sales decreased at Barnett and increased at WOC as a result of changes in sales volumes.

  INTEREST EXPENSE

     Interest expense decreased to $24.3 million for fiscal 1996 from $26.4 million in the prior year. Average borrowings decreased from $198.7 million to $185.8 million between years and the weighted average interest rate decreased from 13.3% to 13.1% during the same period. The decrease in average borrowings was due to the repayment of indebtedness from the net proceeds of the Barnett Initial Public Offering.

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Pre-tax results increased to income of $26.0 million in fiscal 1996 from a loss of $11.7 million in fiscal 1995 due to the gain on the sale of Barnett Common Stock offset by the restructuring and asset impairment loss. Pre-tax results included a $1.3 million loss from foreign operations in fiscal 1996 and $0.4 million in fiscal 1995. The decrease in foreign operations' results between years was primarily the result of a $1.1 million restructuring charge in fiscal 1996 for the write-down of buildings and equipment due to excess capacity.

  INCOME TAXES

     The provision for income taxes was $2.4 million in fiscal 1996 as compared to $0.3 million in fiscal 1995. The effective tax rate in fiscal 1996 was 9.2%. The fiscal 1996 provision consisted primarily of Barnett's federal and state taxes, state and foreign taxes and the alternative minimum tax. Differences between the effective tax rate and the statutory rate are primarily the result of the utilization of loss carryforwards, state and foreign taxes and goodwill amortization which are not deductible for tax purposes.

  REVERSAL OF LOSS ON DISPOSAL

     Upon consummation of the Barnett Initial Public Offering, the Company ceased its efforts to sell Consumer Products. The $11.0 million loss on disposal recorded in fiscal 1995 was reversed in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1997, the Company completed a secondary public offering of 1.3 million shares of Barnett Common Stock, including shares sold pursuant to the underwriter's overallotment option, raising $21.6 million, net of underwriters' fees and expenses. In May 1997, the Company commenced the Purchase Offer for $12.0 million of Senior Notes, at par. In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for redemption of the $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997. Pending the application of these funds, the Company had reinvested the funds in its businesses, thereby effectively reducing borrowings under its working capital line of credit and, at June 30, 1997, had $8.9 million invested in short-term liquid investments. The Company's business strategy includes the reduction of its interest expense and its leverage by the sale of selected assets and the refinancing of its remaining indebtedness whenever possible. To that end, the Company sold Madison for $2.0 million in April 1997 and LeRan for $3.8 million in July 1997.

     On April 3, 1996, the Company, through its wholly-owned subsidiary Waxman USA, consummated an offer to exchange (the "Private Exchange Offer") $48.7 million principal amount of Senior Notes for a like amount of the Company's outstanding 13 3/4% Senior Subordinated Notes due June 1, 1999 (the "Senior Subordinated Notes") and, in connection therewith, solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior

Subordinated Notes were exchanged in fiscal 1996. The amendments to the Senior Subordinated Notes indenture eliminated virtually all of the restrictive covenants and events of defaults previously contained in such indenture. In January 1997, the Company exchanged an additional $4.8 million of Senior Notes for a like amount of Senior Subordinated Notes, leaving $0.9 million of its Senior Subordinated Notes outstanding. The Senior Subordinated Note exchange offers decreased the Company's cash interest burden and extended the maturity of the Senior Subordinated Notes exchanged by two years.

     The Company entered into the Credit Agreement in June 1996. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans (the "Term Loans") of up to $5.0 million. As of June 30, 1997, the Company had no borrowings under the revolving credit line of the credit facility and had approximately $16.6 million available under such facility. At June 30, 1997, there were $5.0 million of Term Loans outstanding. The Credit Agreement and Term Loans expire May 31, 1999.

     The Credit Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of
(i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances will bear interest at a rate equal to (a) Bank of America's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $0.8 million was outstanding at June 30, 1997. The Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of Consumer Products and WOC (the "Borrowers"). In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and the Company's
12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or had obtained a waiver for all loan covenants at June 30, 1997. As a result of the inclusion of a material adverse effect clause as an event of default and the requirement to maintain cash collateral accounts, the borrowings under the Credit Agreement and Term Loans have been classified as current liabilities.

     Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, one of Consumer Products' largest customers, Kmart, accounted for approximately 16.5% and 17.6% of net sales for Consumer Products in fiscal 1997 and fiscal 1996, respectively, and Kmart's subsidiary, Builders Square, accounted for approximately 21.9% and 24.7% of Consumer Products net sales in fiscal 1997 and fiscal 1996, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In fiscal 1997, Kmart also announced that it began accounting for its Builders Square operations as a discontinued operation and intended to sell the business. In July 1997, Kmart announced that it agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green announced that it had also agreed to buy another home improvement retailer, Hechinger Co., and that it would combine the two outfits into the nation's third largest home improvement chain. Although Consumer Products is a long term supplier to Kmart and Builders Square, as well as a supplier to Hechingers, there can be no assurance that any of the foregoing relationships will continue or as to the terms of any of the relationships that do continue. In the event Consumer Products were to lose either Kmart or Builders Square as a customer or

Kmart, Builders Square or the surviving entity through the Builders Square/Hechingers merger, were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

     The Company paid an alternative minimum tax liability of $0.3 million for the year ended June 30, 1997 as a result of the gain from the Barnett Secondary Offering. The gain was substantially offset by net operating loss carryforwards, thus reducing the tax liability at June 30, 1997 to the alternative minimum tax amount. At June 30, 1997, the Company had $46.7 million of available domestic net operating loss carryforwards for income tax purposes which expire 2008 through 2010 and $21.5 million of original issue discount that has been expensed on the Company's financial statements that will become deductible for tax purposes when the payments are made.

     The Company does not have any commitments to make substantial capital expenditures; however, it will begin modifying its information technology systems and software to be Year 2000 compatible during fiscal 1998. The most significant expenditure will be at Consumer Products, which has budgeted approximately $1.0 million in total capital expenditures. Of the capital expenditures at Consumer Products, it is estimated that approximately $0.7 million will be spent on Year 2000 compliance which is expected to be completed by June 30, 1998.

     The Company believes that the funds generated from operations along with the funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that cash interest becomes payable by the Company under the Deferred Coupon Notes). The Company's current projections indicate that there will not be sufficient cash flow from operations to make the December 1999 interest payments on the Deferred Coupon Notes. Accordingly, the Company intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated.

DISCUSSION OF CASH FLOWS

     Net cash used for operations was $7.8 million in fiscal 1997 due to the reduction of accounts payable and an increase in other assets. Also affecting net cash used for operations was the $16.7 million gain on the sale of Barnett stock and $5.8 million in equity earnings of Barnett. Excluding these items, the net cash provided by operations was $14.8 million. Cash flow provided by investments totaled $20.6 million, primarily attributable to net proceeds from the sale of Barnett Common Stock of $21.6 million and capital expenditures of $2.3 million. Cash flow used for financing activities and net repayments under the Company's credit facilities totaled $5.6 million.

     At June 30, 1997, the Company had working capital of $30.6 million and a current ratio of 2.2 to 1.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              (BEGINS ON FOLLOWING PAGE)

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

     As explained in Notes 3 and 5 to the consolidated financial statements, in fiscal 1996 the Company changed its method of accounting for long-lived assets and procurement costs.

                                          Arthur Andersen LLP

Cleveland, Ohio,
August 22, 1997.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996

                                 (IN THOUSANDS)

                                     ASSETS

                                                                         1997          1996
                                                                       ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents..........................................  $   9,637     $   2,460
  Trade receivables, net.............................................     13,617        33,041
  Other receivables..................................................      2,959         4,185
  Inventories........................................................     24,411        59,883
  Prepaid expenses...................................................      2,268         4,096
  Net assets held for sale...........................................      3,945            --
                                                                       ---------     ---------
     Total current assets............................................     56,837       103,665
                                                                       ---------     ---------
INVESTMENT IN BARNETT................................................     22,700            --
                                                                       ---------     ---------
PROPERTY AND EQUIPMENT:
  Land...............................................................      1,447         1,393
  Buildings..........................................................      7,182        11,842
  Equipment..........................................................     13,390        23,090
                                                                       ---------     ---------
                                                                          22,019        36,325
Less accumulated depreciation and amortization.......................    (10,554)      (18,597)
                                                                       ---------     ---------
Property and equipment, net..........................................     11,465        17,728
                                                                       ---------     ---------
COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET.............      8,771        13,318
UNAMORTIZED DEBT ISSUANCE COSTS, NET.................................      4,470         5,008
OTHER ASSETS.........................................................      2,989         2,918
                                                                       ---------     ---------
                                                                       $ 107,232     $ 142,637
                                                                       =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         1997          1996
                                                                       ---------     ---------
CURRENT LIABILITIES:
  Current portion of long-term debt..................................  $   5,920     $  10,972
  Accounts payable...................................................      9,210        28,607
  Accrued liabilities................................................      9,213         9,892
  Accrued income taxes payable.......................................         46         2,037
  Accrued interest...................................................      1,807         1,441
                                                                       ---------     ---------
     Total current liabilities.......................................     26,196        52,949
                                                                       ---------     ---------
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION.........................        307           863
SENIOR SECURED DEFERRED COUPON NOTES, NET OF DISCOUNT................     71,485        62,723
SENIOR NOTES.........................................................     47,855        43,026
SENIOR SUBORDINATED NOTES............................................        895         5,724
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN BARNETT.........................................         --        20,606
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share: authorized and unissued
  2,000 shares.......................................................         --            --
Common stock, $0.01 par value per share: 22,000 shares authorized;
  9,849 and 9,693 shares issued, respectively........................         97            96
Class B common stock, $.01 par value per share: 6,000 shares
  authorized; 2,150 and 2,153 shares issued, respectively............         22            22
Paid-in capital......................................................     21,647        21,419
Retained deficit.....................................................    (60,931)      (64,503)
                                                                       ---------     ---------
                                                                         (39,165)      (42,966)
  Cumulative currency translation adjustment.........................       (341)         (288)
                                                                       ---------     ---------
     Total stockholders' equity......................................    (39,506)      (43,254)
                                                                       ---------     ---------
                                                                       $ 107,232     $ 142,637
                                                                       =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Net sales..................................................  $120,081     $235,067     $232,304
Cost of sales..............................................    86,425      160,556      152,368
                                                             --------     --------     --------
Gross profit...............................................    33,656       74,511       79,936
Selling, general and administrative expenses...............    34,996       70,628       62,481
Restructuring and other non-recurring charges..............       746       19,507        2,779
                                                             --------     --------     --------
Operating income (loss)....................................    (2,086)     (15,624)      14,676
Gain on sale of Barnett stock..............................    16,693       65,917           --
Equity earnings of Barnett.................................     5,843           --           --
Interest expense, net of interest income...................    16,477       24,264       26,411
                                                             --------     --------     --------
Income (loss) from continuing operations before income
  taxes, minority interest, discontinued operation,
  extraordinary loss and cumulative effect of change in
  accounting...............................................     3,973       26,029      (11,735)
Provision for income taxes.................................       401        2,395          338
                                                             --------     --------     --------
Income (loss) from continuing operations before minority
  interest, discontinued operation, extraordinary loss and
  cumulative effect of change in accounting................     3,572       23,634      (12,073)
Minority interest in consolidated affiliate................        --          975           --
Discontinued operation:
  Reversal of loss and (loss) on disposal of business......        --       11,000      (11,000)
                                                             --------     --------     --------
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting...........................     3,572       33,659      (23,073)
Extraordinary loss.........................................        --        6,251           --
Cumulative effect of change in accounting..................        --        8,213           --
                                                             --------     --------     --------
Net income (loss)..........................................  $  3,572     $ 19,195     $(23,073)
                                                             ========     ========     ========

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                    ---------------------------
                                                                     1997     1996       1995
                                                                    ------   -------   --------
Primary earnings (loss) per share:
From continuing operations before minority interest, discontinued
  operation, extraordinary loss and cumulative effect of change in
  accounting......................................................  $  .26   $  2.00   $  (1.03)
  Minority interest in consolidated affiliate.....................      --      (.08)        --
  Discontinued operation:
     Reversal of loss and (loss) on disposal of business..........      --       .93       (.94)
  Extraordinary loss..............................................      --      (.53)        --
  Cumulative effect of change in accounting.......................      --      (.69)        --
                                                                    ------   -------   --------
                                                                    $  .26   $  1.63   $  (1.97)
                                                                    ======   =======   ========
Fully diluted earnings (loss) per share:
From continuing operations before minority interest, discontinued
  operation, extraordinary loss and cumulative effect of change in
  accounting......................................................  $  .26   $  1.73   $  (1.03)
  Minority interest in consolidated affiliate.....................      --      (.07)        --
  Discontinued operation:
     Reversal of loss and (loss) on disposal of business..........      --       .81       (.94)
  Extraordinary loss..............................................      --      (.46)        --
  Cumulative effect of change in accounting.......................      --      (.60)        --
                                                                    ------   -------   --------
                                                                    $  .26   $  1.41   $  (1.97)
                                                                    ======   =======   ========
Pro forma effect assuming the changes in accounting principle are applied retroactively:
     Income (loss) before extraordinary loss......................           $33,659   $(25,331)
     Net income (loss)............................................            27,408    (25,331)
Primary earnings (loss) per share:
     Income (loss) before extraordinary loss......................           $  2.85   $  (2.16)
     Net income (loss)............................................              2.32      (2.16)
Fully diluted earnings (loss) per share:
     Income (loss) before extraordinary loss......................           $  2.47   $  (2.16)
     Net income (loss)............................................              2.01      (2.16)
Average number of common shares outstanding.......................  11,919    11,756     11,712
                                                                    ======   =======   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                           CLASS                            CUMULATIVE
                                             B                               CURRENCY       TOTAL
                                 COMMON    COMMON    PAID-IN    RETAINED    TRANSLATION   STOCKHOLDERS'
                                 STOCK     STOCK     CAPITAL    DEFICIT     ADJUSTMENT      EQUITY
                                 ------    ------    -------    --------    ----------    ----------
Balance June 30, 1994...........  $ 95      $ 23     $21,098    $(60,625)     $ (600)      $(40,009)
  Net loss......................                                 (23,073)                   (23,073)
  Currency translation
     adjustment.................                                                 385            385
                                   ---       ---     -------    --------       -----       --------
Balance June 30, 1995...........    95        23      21,098     (83,698)       (215)       (62,697)
  Net income....................                                  19,195                     19,195
  Conversions of Class B common
     stock......................     1        (1)                                                --
  Exercise of stock options,
     warrants and convertible
     notes......................                         321                                    321
  Currency translation
     adjustment.................                                                 (73)           (73)
                                   ---       ---     -------    --------       -----       --------
Balance June 30, 1996...........    96        22      21,419     (64,503)       (288)       (43,254)
  Net income....................                                   3,572                      3,572
  Conversions of Class B common
     stock......................     1                                                            1
  Exercise of stock options,
     warrants and convertible
     notes......................                         228                                    228
Currency translation
  adjustment....................                                                 (53)           (53)
                                   ---       ---     -------    --------       -----       --------
Balance June 30, 1997...........  $ 97      $ 22     $21,647    $(60,931)     $ (341)      $(39,506)
                                   ===       ===     =======    ========       =====       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------    --------    --------
Cash From (Used For):
Operations:
  Net income (loss)..........................................  $  3,572    $ 19,195    $(23,073)
  Adjustments to reconcile net income (loss) to net cash
     (used for) provided by operations:
  Cumulative effect of change in accounting..................        --       8,213          --
  Extraordinary loss.........................................        --       6,251          --
  Restructuring and other non-recurring charges..............       746      19,507       2,779
  Gain on sale of Barnett stock..............................   (16,693)    (65,917)         --
  Non-cash interest..........................................     8,762       7,523       6,648
  Other non-cash charges.....................................     4,123       7,096          --
  (Reversal of loss) and loss on disposal of a business......        --     (11,000)     11,000
  Minority interest in consolidated affiliate................        --         975          --
  Equity earnings of Barnett.................................    (5,843)         --          --
  Depreciation and amortization..............................     2,714       8,606       9,078
  Deferred income tax........................................        --        (500)         --
  Bad debt provision.........................................       565       4,325         692
  Changes in assets and liabilities:
     Trade and other receivables.............................      (554)     (5,271)       (100)
     Inventories.............................................     1,835        (187)        597
     Prepaid expenses and other..............................    (3,307)        852        (161)
     Accounts payable........................................    (4,189)      2,960      (1,674)
     Accrued liabilities.....................................       564       2,597      (1,187)
     Other, net..............................................       (53)        (74)        385
                                                               --------    --------    --------
     Net cash (used for) provided by continuing operations...    (7,758)      5,151       4,984
     Change in net assets of discontinued operations.........        --          --        (421)
                                                               --------    --------    --------
     Net cash (used for) provided by operations..............    (7,758)      5,151       4,563
                                                               --------    --------    --------
Investments:
  Capital expenditures, net..................................    (2,339)     (5,224)     (5,092)
  Change in other assets.....................................      (704)     (1,523)       (787)
  Net proceeds from sale of businesses.......................    23,613      92,636          --
                                                               --------    --------    --------
     Net cash provided by (used for) investments.............    20,570      85,889      (5,879)
                                                               --------    --------    --------
Financing:
  Borrowings under credit agreements.........................   115,977     209,182     241,953
  Payments under credit agreements...........................  (121,585)   (249,551)   (238,113)
  Borrowings under term loan.................................        --       5,000          --
  Repayments under term loan.................................        --     (14,000)     (1,000)
  Debt issuance costs........................................      (256)     (1,488)     (1,444)
  Retirement of Senior Secured Notes.........................        --     (39,150)         --
  Premium on early retirement of Senior Secured Notes........        --      (1,000)         --
  Issuance of common stock...................................       229         321          --
                                                               --------    --------    --------
     Net cash (used for) provided by financing...............    (5,635)    (90,686)      1,396
                                                               --------    --------    --------
Net increase in cash and cash equivalents....................     7,177         354          80
Balance, beginning of period.................................     2,460       2,106       2,026
                                                               --------    --------    --------
Balance, end of period.......................................  $  9,637    $  2,460    $  2,106
                                                               ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A. BASIS OF CONSOLIDATION AND REORGANIZATION

     The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman Industries") and its wholly-owned subsidiaries (collectively, the "Company"). As of June 30, 1997, the Company owned 44.5% of the common stock of Barnett Inc. ("Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The Company consolidated the results of Barnett prior to the completion of the secondary offering of Barnett Common Stock in April 1997 (the "Barnett Secondary Offering") because, prior to such offering, the Company owned approximately 49.9% of the voting capital stock of Barnett and, together with convertible non-voting preferred stock of Barnett owned by the Company, approximately 54% of the capital stock of Barnett. Therefore, all financial information for the first three quarters of fiscal 1997, as originally reported, accounted for Barnett as a consolidated subsidiary. However, all financial information for the first nine months of fiscal 1997 has been restated herein to account for Barnett using the equity method of accounting. All significant intercompany transactions and balances are eliminated in consolidation.

  B. CASH AND CASH EQUIVALENTS

     In accordance with the terms of the Credit Agreement (as defined in Note
6), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings under the Credit Agreement. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value. At June 30, 1997, the Company's temporary cash investments amounted to $8.9 million, which was used to redeem $12.0 million of Waxman USA Inc.'s
11 1/8% Senior Notes due 2001 (the "Senior Notes") in July and August 1997. (See
Note 15).

  C. TRADE RECEIVABLES

     Trade receivables are presented net of allowances for doubtful accounts of $1.2 million and $2.2 million at June 30, 1997 and 1996, respectively. Bad debt expense totaled $0.6 million in fiscal 1997, $4.3 million in fiscal 1996 and $0.7 million in fiscal 1995.

     The Company sells plumbing and hardware products throughout the United States to do-it-yourself ("D-I-Y") retailers, mass merchandisers and smaller independent retailers. The Company performs ongoing credit evaluations of its customers' financial condition. The largest customers of Waxman Consumer Products Group Inc. ("Consumer Products"), Builders Square and Kmart, accounted for 10.6%, 6.5% and 6.9% and 8.0%, 4.6% and 5.7% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively, and, as a percentage of Consumer Products' net sales, Builders Square accounted for 21.9%, 24.7% and 22.3%, while Kmart accounted for 16.5%, 17.6% and 18.2%, for the same periods, respectively. During the same periods, the Company's ten largest customers accounted for approximately 36.5%, 23.0% and 24.0% of net sales in fiscal 1997, 1996 and 1995, and approximately 53.7% and 26.0% of accounts receivable at June 30, 1997 and 1996, respectively.

  D. INVENTORIES

     At June 30, 1997 and 1996, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 1997 and

1996, the Company recorded charges of $2.1 million and $4.9 million, respectively, in connection with its evaluation of its inventory carrying value.

  E. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods are used. Depreciation expense totaled $1.6 million in fiscal 1997, $3.4 million in fiscal 1996 and $2.8 million in fiscal 1995.

  F. COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

     Cost of businesses in excess of net assets acquired is being amortized primarily over 40 years using the straight-line method. Management has evaluated its accounting for goodwill in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and believes that the net asset is realizable and the amortization period is appropriate. During fiscal 1996, the Company determined that $9.8 million of goodwill was impaired at its U.S. Lock division (See Note 3B). Management continues to evaluate the realizability of these assets. Goodwill amortization expense totaled $0.3 million in fiscal 1997, $0.7 million in fiscal 1996 and $0.8 million in fiscal 1995. Accumulated amortization totaled $14.7 million and $15.8 million at June 30, 1997 and 1996, respectively.

  G. UNAMORTIZED DEBT ISSUANCE COSTS

     Unamortized debt issuance costs relate to the Company's long-term and short-term debt (See Note 6) and are amortized over the life of the related debt. Amortization expense totaled $0.8 million in fiscal 1997, $1.8 million in fiscal 1996 and $2.2 million in fiscal 1995, and is included in interest expense. The Company incurred an extraordinary charge in fiscal 1996 related to the accelerated amortization of unamortized debt issuance costs. (See Note 2).

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

  J. EARNINGS PER SHARE

     Primary earnings per share are calculated by dividing net income by the weighted average number of common stock and common stock equivalents arising from stock options and warrants. Fully diluted earnings per share are calculated by dividing net income by the weighted average number of common stock and common stock equivalents arising from stock options and warrants as if they had been converted at the beginning of the year.

     The number of common shares used to calculate primary and fully diluted earnings per share are as follows (in thousands):

                                                                1997       1996       1995
                                                               ------     ------     ------
    Primary..................................................  13,654     11,793     11,712
    Fully diluted............................................  13,935     13,653     11,712

     In February 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") to be effective for financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. When adopted, the Company will be required to restate its earnings per share data for all prior periods presented. Under SFAS 128, the Company will continue to report fully diluted earnings per share as previously calculated, however, primary earnings per share will be replaced by "basic earnings per share" which only utilizes the weighted average number of shares outstanding.

  K. BASIS OF PRESENTATION

     Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

2. BARNETT PUBLIC OFFERINGS AND EXTRAORDINARY CHARGE

     In fiscal 1997, the Company completed a secondary offering of 1.3 million shares of the Barnett Common Stock at a per share price of $17.50, before the underwriters' discount. Barnett participated in the Barnett Secondary Offering and sold 425,000 of its own shares. The Company received net proceeds, after the underwriters' discount, of $21.6 million, and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. As a result of these transactions, the Company owned 7,161,800 shares, or 44.5%, of the Barnett Common Stock as of June 30, 1997. This investment is accounted for under the equity method of accounting in fiscal 1997.

     In fiscal 1996, 7.2 million shares of Barnett Common Stock, or approximately 55.1%, were sold in the aggregate by Barnett and Waxman USA Inc. ("Waxman USA"), a direct wholly-owned subsidiary of the Company, at an initial public offering price per share of $14.00 (the "Barnett Initial Public Offering"). The Company recorded a $65.9 million pre-tax gain from the sale of Barnett Common Stock in the Barnett Initial Public Offering. At June 30, 1996, as a result of the Company's conversion of a portion of the convertible non-voting preferred stock of Barnett, which was owned solely by the Company, to Barnett Common Stock during the fourth quarter of fiscal 1996, the Company owned approximately 49.9% of the Barnett Common Stock and a 54% economic interest in the capital stock of Barnett. Since the consummation of the Barnett Initial Public Offering, the cash flow generated by such operation is no longer available to the Company other than the amounts paid to the Company pursuant to an intercorporate agreement (discussed in Note 10) or the pro rata amounts, if any, distributed by Barnett in the form of a common stock dividend.

     Net proceeds received by the Company from both the Barnett Initial Public Offering and Barnett Secondary Offering (the "Barnett Public Offerings") were used primarily to repay outstanding indebtedness.

     The Company recorded an extraordinary charge of approximately $6.3 million in fiscal 1996 related to a premium paid on the retirement of certain indebtedness and the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness (as defined herein) repaid from the net proceeds of the Barnett Initial Public Offering, Senior Notes and the Credit Agreement, as discussed in Note 6.

     The following table presents summary financial data for Barnett at June 30, 1997 and for the year then ended (in thousands of dollars):

           Statement of income data:                          Balance sheet data:
    Net sales....................   $160,068        Working capital..............   $44,719
    Operating income.............     19,624        Total assets.................    77,015
    Net income...................     12,035        Stockholders' equity.........    60,611

3. MANAGEMENT'S REVIEW OF WHOLLY-OWNED OPERATIONS

FISCAL 1997 --

     In fiscal 1997, the Company recorded charges totaling $7.2 million, including adjustments to cost of sales of $4.3 million, SG&A expenses of $2.6 million and $0.3 million to sales allowances. The largest portion of the adjustments were made at Consumer Products, with charges of $4.2 million, $1.1 million and $0.3 million to cost of sales, SG&A expenses and sales, respectively, relating to the decision to augment certain existing product lines, streamline its packaged plumbing products line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which are necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the Company recorded $0.1 million and $1.5 million in additional cost of sales and SG&A expenses, respectively, in total at its remaining operations, primarily relating to inventory adjustments and charges for valuation reserves, professional services and the increase in value of certain stock appreciation rights granted to certain key executives. The Company also recorded a loss of $0.7 million on the disposal of Madison in the fourth quarter of fiscal 1997 (described in Note 4).

FISCAL 1996 --

  A. DISCONTINUED OPERATIONS

     In August 1995, the Company announced its decision to sell the Consumer Products business and began reporting Consumer Products as a discontinued operation as of June 30, 1995. An estimated loss on disposal of $11.0 million was recorded, representing the difference between the net book value of the assets to be sold at June 30, 1995 and the expected net proceeds from the sale.

     Upon the consummation of the Barnett Initial Public Offering, described in
Note 2, the Company ceased its efforts to sell Consumer Products and continues to operate Consumer Products. Prior periods have been restated to conform to the current period presentation of Consumer Products as a continuing operation and the $11.0 million loss on disposal recorded at June 30, 1995 was reversed in fiscal 1996.

  B. STRATEGIC REVIEW OF OPERATIONS

     In fiscal 1996, in connection with the likely completion of the Barnett Initial Public Offering and the consequent retention of the Consumer Products business, the Company embarked upon a strategic review of Consumer Products and its other wholly-owned operations, taking into account the difficulties encountered during the sale process of Consumer Products, as well as certain weaknesses in the industry in which the Company competed. As a result of management's review and refocus on Consumer Products as a continuing operation, and consistent with its strategic direction, an $11.9 million charge, primarily for a reduction in the carrying value of day to day operating assets and liabilities, was recorded by Consumer Products in operating results, which represented an increase of $6.9 million to cost of goods sold and $5.0 million to selling, general and administrative expenses. Such charge included $5.1 million for the impairment and write-down of inventory, $2.7 million for certain accounts receivable balances, $2.0 million representing a portion of the costs of developing a management information system, $0.5 million of abandoned product development costs, and $1.6 million for various liabilities.

     The traditional customers of WOC Inc. ("WOC"), smaller retail establishments, have been adversely affected by the movement of large national national retailers to expand in more rural locations and to compete with smaller retail establishments. In addition, the market has been increasingly impacted by lower cost foreign sourcing to both domestic and foreign competitors. In connection with management's strategic review of its other wholly-owned operations and as a result of certain business factors affecting these other operations, including competition from multi-category retailers and competitive pricing from overseas competitors, the effects of which were exacerbated by excess manufacturing capacity at the Company's foreign facilities, the Company recorded an additional charge of $2.9 million in the fiscal 1996 fourth quarter operating results primarily for a reduction in the carrying value of day to day operating assets and liabilities. Such charge included $1.7 million to reduce the carrying value of inventory and other assets at WOC and TWI International, Inc. ("TWI"), $0.4 million of accelerated depreciation as a result of a change in the estimated useful lives of certain property and equipment and $0.8 million for various liabilities.

     In addition, during the fourth quarter of fiscal 1996, the Company recorded a $19.5 million pre-tax restructuring and asset impairment charge. Below is a summary of the components of the charge (in millions of dollars):

        Exiting product lines................................................  $ 4.1
        Warehouse closure costs..............................................    1.3
        Reduction of excess capacity.........................................    1.1
        Other................................................................    0.9
        Asset impairment.....................................................   12.1
                                                                               -----
          Total..............................................................  $19.5
                                                                               =====

        Exiting product lines: In furtherance of its efforts to strengthen the Consumer Products business, the Company decided to eliminate its electrical product line and reduce the number of individual products offered in its plumbing and floor care product lines. These actions enabled Consumer Products to reduce fixed costs as well as optimize and focus its product offerings to its major retail customers. With the exception of one small account, Consumer Products no longer services the electrical product line and has reduced the number of products offered in its plumbing and floor care product lines and did not incur cash outlays for these reductions. The $4.1 million charge in fiscal 1996 was primarily for the write-down of related inventory which has been disposed of as of June 30, 1997.

        Warehouse closure costs: During the fourth quarter of 1996, the Company downsized Consumer Products' distribution network from three locations to two, and as a result, incurred warehouse closure costs of $1.3 million. In fiscal 1997, the Company recorded an additional $0.2 million for additional costs associated with the remaining lease term of the warehouse. The remaining accrual at June 30, 1997 is $0.1 million. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.5 million, incremental employee salaries and benefits associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.2 million and other miscellaneous expenses associated with the closing of $0.3 million.

        Reduction of excess capacity: With the discontinuance and downsizing of Consumer Products' product lines, the foreign operations which support Consumer Products identified excess capacity in both buildings and equipment. As such, a $1.1 million charge was recorded to reduce the net book value of buildings by $0.8 million and equipment by $0.3 million.

        Other: In connection with the strategic review of the Company, a division of WOC discontinued certain product offerings which resulted primarily in a write-down of inventory and excess equipment.

        Asset impairment: The asset impairment charge of $12.1 million related to the Company's U.S. Lock division. Due to the continued decline in the locksmith industry brought about by the competitive nature of the D-I-Y retail market, as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of," the Company expensed $9.8 of goodwill and $2.3 million of property and equipment, as the carrying value for the division exceeded its fair value. Fair value was determined based on a multiple of cash flows.

FISCAL 1995 --

     During the fourth quarter of fiscal 1995, the Company downsized Consumer Products' distribution network from four locations to three and, as a result, incurred warehouse closure costs of $2.8 million. The remaining accrual for such closure at June 30, 1997 is $0.3 million. The warehouse closure costs included costs associated with the remaining noncancellable term of an operating lease of $0.8 million, salaries and benefits incurred after operations ceased associated with closing the warehouse of $0.5 million, loss on fixed assets of $0.3 million and disposal of inventory associated with exiting a product line of $1.2 million.

4. SALE OF MADISON EQUIPMENT COMPANY

     In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC for $2.0 million in cash. The loss of $0.7 million from the sale of Madison is included as a non-recurring charge in the accompanying consolidated statements of operations. For the nine months ended March 31, 1997, Madison's net sales and operating income amounted to $5.0 million and $0.2 million, respectively, and net assets were approximately $2.6 million. The net proceeds were reinvested in the continuing business of the Company, thereby effectively reducing borrowings under the Credit Agreement (as defined in Note
6).

5. CHANGE IN ACCOUNTING

     Effective July 1, 1995, the Company changed its method of accounting for procurement costs. Procurement costs represent the amount paid in connection with a customer's commitment to purchase products from the Company for a specified period. The amount capitalized is the consideration paid by the Company to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company believes that amortization in the fiscal year incurred for such costs is consistent with the Company's strategic review of Consumer Products and is preferable due to the uncertainty of today's competitive retail environment. Previously, the Company amortized these costs over the period deemed to be benefited. The cumulative effect of this change on prior years of $8.2 million, without tax benefit, is reported separately in the fiscal 1996 consolidated statements of operations. The additional effect of the change in fiscal 1996 was to decrease the operating loss by $2.1 million. Amortization expense for procurement costs totaled $1.5 million in fiscal 1997, $2.2 million in fiscal 1996 and $2.8 million in fiscal 1995.

6. DEBT

  A. LONG-TERM DEBT

     Total other long-term debt consisted of the following (in thousands of dollars)

                                                                       1997         1996
                                                                      -------     --------
    Credit Agreement...............................................   $    54     $  4,915
    Term Loans.....................................................     5,000        5,000
    Other notes, maturing through 2007, bearing interest at rates ranging from 7.4% to 9.0%, secured by the land and building
      of TWI.......................................................     1,173        1,920
                                                                      -------     --------
                                                                        6,227       11,835
    Less: current portion..........................................    (5,920)     (10,972)
                                                                      -------     --------
         Long-term debt, net of current portion....................   $   307     $    863
                                                                      =======     ========

     On June 28, 1996, Consumer Products and WOC (collectively, the "Borrowers") entered into a credit facility provided by BankAmerica Business Credit, Inc (the "Credit Agreement"). The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million (the "Term Loans"). The Credit Agreement and Term Loans expire May 31, 1999.

     The Credit Agreement provides for revolving credit advances of (a) up to 85% of the amount of eligible accounts receivable and (b) up to the lesser of
(i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) Bank of America's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 9.12% in fiscal 1997. The Company is required to pay a commitment fee of 0.5% per annum on the unused commitment. The Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $0.8 million was outstanding at June 30, 1997. Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of the Borrowers. In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default, and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and Deferred Coupon Notes of the Company, and contains customary negative, affirmative and financial covenants and conditions such as minimum EBITDA and minimum tangible net worth. The Company was in compliance with or had received waivers with respect to all loan covenants at June 30, 1997. As a result of the material adverse effect clause and the requirement to maintain cash collateral accounts, the borrowings under the Credit Agreement and Term Loans have been classified as current liabilities. As of June 30, 1997, availability under the Credit Agreement totaled approximately $16.6 million.

  B. SENIOR SECURED DEFERRED COUPON NOTES

     On May 20, 1994, the Company exchanged $50 million principal amount of its Senior Subordinated Notes (as defined below) for $50 million initial accreted value of 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") along with detachable warrants to purchase 2.95 million shares of the Company's common stock. The Deferred Coupon Notes have no cash interest requirements until December 1999. Thereafter, interest on the Deferred Coupon Notes will accrue at a rate of 12 3/4% and will be payable in cash semi-annually on June 1 and December 1. The Deferred Coupon Notes are redeemable, in whole or in part, at the option of the Company, after June 1, 1999 at 106.375% of accreted value, which decreases annually to 100% at the maturity date. The Deferred Coupon Notes are secured by a pledge of the capital stock of Waxman USA. The Deferred Coupon Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all other existing or future unsubordinated indebtedness of the Company. The Deferred Coupon Notes contain certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. The Company was in compliance with all covenants at June 30, 1997.

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

  C. SENIOR NOTES

     On April 3, 1996, the Company, through its wholly-owned subsidiary Waxman USA, consummated an offer to exchange $48.8 million principal amount of its Senior Notes for a like amount of the Company's outstanding 13 3/4% Senior Subordinated Notes due June 1, 1999 ("Senior Subordinated Notes"), and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior Subordinated Notes were exchanged in fiscal 1996. In fiscal 1997, the Company initiated a similar exchange offer and exchanged an additional $4.8 million of Senior Subordinated Notes, bringing the total amount exchanged to $47.9 million.

     In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of Senior Notes at par (the "Purchase Offer"). The offer expired on July 2, 1997 with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for the redemption of $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company will record an extraordinary charge of $0.2 million in the first quarter of fiscal 1998 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes.

     The Senior Notes are general unsecured obligations of Waxman USA ranking pari passu in right of payment to any future indebtedness of Waxman USA that is not subordinated in right of payment to the Senior Notes and senior in right of payment to any future indebtedness of Waxman USA that is subordinated in right of payment to the Senior Notes. The Senior Notes are structurally subordinated to the Credit Agreement and any refinancing thereof. The indenture under which the Senior Notes were issued (the "Senior Note Indenture") contains certain covenants that, among other things, limit the ability of Waxman USA and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. Waxman USA was in compliance with all covenants at June 30, 1997.

     In the event of a Change of Control, as defined in the Senior Note Indenture, the Company is obligated to make an offer to purchase all outstanding Senior Notes 101% of the principal amount thereof plus accrued and unpaid interest, if any. The Company is obligated in certain circumstances to make an offer to purchase Senior Notes at a redemption price plus unpaid interest, if any, with the net cash proceeds of certain sales or other dispositions of assets.

  D. SENIOR SUBORDINATED NOTES

     In June 1989, the Company issued $100 million principal amount of Senior Subordinated Notes. During 1994, the Company exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Deferred Coupon Notes. As discussed above, the Company issued Senior Notes in exchange for $43.0 million principal amount of Senior Subordinated Notes in fiscal 1996 and an additional $4.8 million in fiscal 1997. At June 30, 1997, approximately $0.9 million of Senior Subordinated Notes are outstanding and mature on June 1, 1999. The Senior Subordinated Notes can be redeemed at the principal amount of the note, are no longer entitled to the benefits of restrictive covenants and virtually all events of default have been eliminated.

  E. MISCELLANEOUS

     The Company made cash interest payments of $6.5 million in fiscal 1997, $15.6 million in fiscal 1996 and $17.6 million in fiscal 1995. Interest income was $0.1 million in fiscal 1997. The Company also has a significant amount of non-cash interest and interest cost from the amortization of deferred financing costs which makes up the balance of the interest expense presented in the consolidated statements of operations.

     Management believes the carrying values of its bank loans approximate their fair values as they bear interest based upon the banks' prime lending rates. At June 30, 1997, the market price range for the Deferred Coupon Notes is approximately $80.4 million, which is approximately 12.4% above the carrying value of the debt. The fair values, determined using quoted market prices for the Senior Notes and Senior Subordinated Notes, approximated their carrying amounts.

7. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's net operating loss carryforwards have been reduced 100% by a valuation allowance.

     The components of income (loss) from continuing operations before income taxes, minority interest, discontinued operation, extraordinary loss and cumulative effect of change in accounting are as follows (in thousands of dollars):

                                                              FISCAL YEAR ENDED JUNE 30,
                                                            -------------------------------
                                                             1997       1996         1995
                                                            ------     -------     --------
    Domestic..............................................  $2,569     $27,279     $(11,353)
    Foreign...............................................   1,404      (1,250)        (382)
                                                            ------     -------     --------
    Total.................................................  $3,973     $26,029     $(11,735)
                                                            ======     =======     ========

     The components of the provision for income taxes are (in thousands of dollars):

                                                              FISCAL YEAR ENDED JUNE 30,
                                                            -------------------------------
                                                             1997       1996         1995
                                                            ------     -------     --------
    Currently payable:
    U.S. Federal..........................................  $  210     $ 1,673     $     --
    Foreign and other.....................................     191       1,222          338
                                                            ------     -------     --------
      Total current.......................................     401       2,895          338
    Deferred: Federal.....................................      --        (500)          --
                                                            ------     -------     --------
      Total provision.....................................  $  401     $ 2,395     $    338
                                                            ======     =======     ========

     Barnett is not included in the Company's consolidated tax return for periods subsequent to the Barnett Initial Public Offering in April 1996.

     The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                                FISCAL YEAR ENDED JUNE 30,
                                                               ----------------------------
                                                                1997       1996       1995
                                                               ------     ------     ------
    U.S. statutory rate......................................    35.0%      35.0%      35.0%
    State taxes, net.........................................     2.1        3.3       (1.7)
    Goodwill amortization....................................     3.1       19.0       (4.2)
    Foreign tax items........................................     1.0        1.3         --
    Change in valuation allowance............................   (38.3)     (49.9)     (32.2)
    Original issue discount..................................     4.8         --         --
    Other, net...............................................     2.4        0.5        0.2
                                                                 ----       ----       ----
      Effective tax rate.....................................    10.1%       9.2%      (2.9)%
                                                                 ====       ====       ====

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities as of June 30, 1997 and 1996 are as follows (in thousands of dollars):

                                                                       1997         1996
                                                                      -------     --------
    Net operating loss carryforwards...............................   $16,333     $ 19,020
    Original issue discount........................................     7,872        5,295
    Accrued expenses...............................................     1,283        2,345
    Inventories....................................................     1,995        2,326
    Accounts receivable............................................       460          648
    Alternative minimum tax credit.................................       908          706
    Other..........................................................       435          869
                                                                      --------    --------
      Deferred tax assets..........................................    29,286       31,209
                                                                      --------    --------
    Investment in subsidiaries.....................................    (7,605)      (6,911)
    Property.......................................................      (245)        (813)
    Other assets...................................................       (30)        (129)
                                                                      --------    --------
    Deferred tax liabilities.......................................    (7,880)      (7,853)
                                                                      --------    --------
                                                                       21,406       23,356
      Valuation allowance..........................................   (21,406)     (22,856)
                                                                      --------    --------
                                                                      $    --     $    500
                                                                      ========    ========

     At June 30, 1997, the Company had $46.7 million of available domestic net operating loss carryforwards for income tax purposes which expire 2008 through 2010. The Company also has alternative minimum tax carryforwards of approximately $0.9 million at June 30, 1997 which are available to reduce future regular income taxes over an indefinite period.

     At June 30, 1997, the Company's net deferred tax assets were fully offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

     The Company made income tax payments of $1.3 million in fiscal 1997, $0.8 million in fiscal 1996 and $0.6 million in fiscal 1995. Refunds received totaled $47,000 in fiscal 1997, $15,000 in fiscal 1996 and $68,000 in fiscal 1995. At
June 30, 1996, the net deferred tax assets of $0.5 million relates to Barnett.

8. LEASE COMMITMENTS

     The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2003.

     Future minimum rental payments are as follows (in thousands of dollars):

                1998.................................................  $1,738
                1999.................................................   1,403
                2000.................................................   1,045
                2001.................................................     346
                2002.................................................     317
                Thereafter...........................................      --
                                                                        -----
                                                                       $4,849
                                                                        =====

     Total rent expense charged to operations was $1.7 million in fiscal 1997, $4.2 million in fiscal 1996 and $5.0 million in fiscal 1995. Consumer Products leases certain warehouse space from related parties. Related parties rent expense totaled $0.5 million in fiscal 1997, $0.5 million in fiscal 1996 and $0.6 million in fiscal 1995.

9. PROFIT SHARING AND 401(K) PLAN

     The eligible employees of certain subsidiaries of the Company participate in a trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by the Company's Board of Directors. There were no profit sharing contributions in fiscal 1997, 1996 or 1995; however, the Company contributed a 50% match of up to the first 4% of salary deferral by employees in fiscal 1997 which amounted to $0.1 million. The Company currently offers no other post-retirement or post-employment benefits.

10. RELATED-PARTY TRANSACTIONS

     The Company's wholly-owned subsidiaries engage in business transactions with Barnett. Products sold to Barnett for resale totaled $13.7 million in fiscal 1997, $12.2 million in fiscal 1996 and $11.3 million in fiscal 1995. Purchases from Barnett totaled $0.1 million in fiscal 1997, $0.2 million in fiscal 1996 and $0.2 million in fiscal 1995.

     The Company and Barnett provide to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. In connection with the Barnett Initial Public Offering, the Company and Barnett, among others, entered into an Intercorporate Agreement (the "New Intercorporate Agreement"). Pursuant to the New Intercorporate Agreement, the Company provides certain managerial, administrative and financial services to Barnett and is paid by Barnett for the allocable cost of the salaries and expenses of the Company employees while they are rendering such services. Barnett also reimburses the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the New Intercorporate Agreement, Barnett also provided certain services to U.S. Lock, and, until their sale, LeRan and Madison. These services include the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company pays Barnett the allocable cost of the salaries and expenses of Barnett's employees while they are performing such services. The Company also reimburses Barnett for all actual out-of-pocket disbursements to third parties by Barnett required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Barnett.

     All amounts incurred by the Company on behalf of Barnett, have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company have been reimbursed by the Company and are reflected in selling, general and administrative expense in the accompanying statements of operations.

11. CAPITAL STOCK

     Each share of the Company's common stock (the "Common Stock") entitles its holder to one vote, while each share of Class B common stock entitles its holder to ten votes. Cash dividends on the Class B common stock may not exceed those on the Common Stock. Due to restricted transferability, there is no trading market for the Class B common stock. However, the Class B common stock may be converted, at the stockholder's option, into Common Stock on a share-for-share basis at any time without cost to the stockholder.

     The Company is authorized to issue two million shares of preferred stock in series, with terms fixed by resolution of the Board of Directors. No preferred shares have been issued as of June 30, 1997.

     During fiscal 1996, debt holders converted $145,000 of convertible notes into 45,000 shares of the Company's common stock. Also, certain holders exercised three warrants which converted into the Company's common stock. These conversions resulted in an increase of $159,000 to paid-in capital.

12. STOCK OPTION PLANS, RESTRICTED SHARE PLANS AND STOCK APPRECIATION RIGHTS

     The Company has two plans under which stock options may be granted. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation costs have been recognized for these stock based compensation awards. Pro forma net income and earnings per share for the fiscal years ended June 30th, assuming compensation costs for the Company had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," would have been (in thousands of dollars, except per share data):

                                                                     1997       1996
                                                                    ------     -------
        Net income as reported....................................  $3,572     $19,195
        Pro forma net income......................................  $3,455     $19,115
        Primary earnings per share as reported....................  $ 0.26     $  1.63
        Pro forma primary earnings per share......................  $ 0.25     $  1.62
        Fully diluted earnings per share as reported..............  $ 0.26     $  1.41
        Pro forma fully diluted earnings per share................  $ 0.25     $  1.40

     Pro forma disclosure for companies using APB Opinion No. 25 requires calculating compensation cost for the effects of all awards granted in the first fiscal year beginning after December 15, 1994. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made since July 1, 1995: no dividends, expected volatility of 56.6%; risk-free interest rate of 6.17%; and expected life of 9.1 to 10 years. Because the cost of calculating compensation under SFAS 123 has not been applied to options granted before July 1, 1995, the resulting pro forma expense may not be representative of the actual expense to be expected in the future.

     The 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan"), authorizes the issuance of an aggregate of 1.5 million shares of common stock as stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted are at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. As of June 30, 1997, 80 persons held such options.

     In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 20 shares of the Company's Common Stock at an exercise price of $2.25 per share and each future non-employee director of the Company would be granted, on the date such person becomes a non-employee director of the Company, an option to purchase an aggregate of 20 shares of Common Stock at an exercise price equal to the fair market value of the Company's common stock at the date of grant. In addition, during fiscal 1994, the Company granted a consultant to the Company an option to purchase an aggregate of 10 shares of Common Stock at an exercise price of $2.25 per share. As of June 30, 1997, 4 persons held such options.

     Changes in stock options outstanding for the 1992 Stock Option Plan and the 1994 Non-Employee Directors Stock Option Plan are as follows (in thousands, except per share prices):

                                          1992 PLAN                       1994 PLAN
                                           SHARES       OPTION PRICE       SHARES       OPTION PRICE
               STOCK OPTIONS             OUTSTANDING      PER SHARE      OUTSTANDING     PER SHARE
    -----------------------------------  -----------    -------------    -----------    ------------
    Balance as of June 30, 1994........     1,194           $2.25              --              --
    Granted............................        33          $1.375              70          $ 2.25
    Exercised..........................        --            --                --              --
    Expired or terminated..............       (46)          $2.25              --              --
                                                                               --
                                            -----
    Balance as of June 30, 1995........     1,181       $1.375-$2.25           70          $ 2.25
    Granted............................       385       $ 1.00-$1.125          --              --
    Exercised..........................       (61)          $2.25              --              --
    Expired or terminated..............      (151)      $ 1.00-$2.25           --              --
                                                                               --
                                            -----
    Balance as of June 30, 1996........     1,354       $ 1.00-$2.25           70          $ 2.25
    Granted............................       146       $3.375-$5.625          --              --
    Exercised..........................       (40)      $ 1.00-$2.25           --              --
    Expired or terminated..............       (97)      $ 1.00-$3.375          --              --
                                                                               --
                                            -----
    Balance as of June 30, 1997........     1,363       $1.00 -$5.625          70          $ 2.25
                                            =====                              ==

     As of June 30, 1997, options for 689,012 shares were exercisable under the 1992 Stock Option Plan, and 52,500 were exercisable under the 1994 Non-Employee Directors Stock Option Plan.

     In fiscal 1996, the Board of Directors adopted the 1996 Non-Employee Directors Restricted Share Plan (the "1996 Plan"), which was approved by the Company's stockholders at the 1996 Annual Meeting of Stockholders. The 1996 Plan is designed to increase the proprietary and vested interest of the non-employee directors of the Company in the growth, development and financial success of the Company. The 1996 Plan calls for 5,000 restricted shares of the Company's Common Stock to be granted to each non-employee director for each five years of service as a director. The restricted shares vest on the last day of the second consecutive year during which the individual serves as a director after the date of the award. Prior to being vested, the shares bear a restricted legend and are held by the Company's corporate secretary. In fiscal 1996, the Company awarded 35,000 restricted shares, and recorded compensation cost of $0.1 million.

     Also in fiscal 1996, the Stock Option Committee granted Stock Appreciation Rights ("SAR") for 200,000 shares to each of the Co-Chief Executive Officers of the Company at a base price of $3 3/8, and in September 1996, an SAR for 100,000 shares to the President of Consumer Products at a base price of $3 3/8. The SAR's were subject to stockholder approval which was obtained at the 1996 Annual Meeting of Stockholders. Each SAR expires ten years from the date of grant and vests in whole three years after the date of grant. Upon exercise, the grantee is entitled to an amount equal to the excess of the fair value per share of the Common Stock of the Company on the date of exercise over the base price of the SAR. Each SAR is exercisable, at the election of the grantee, for either cash or Common Stock. The SAR ceases to be exercisable on the date of the termination of the employment of the grantee with the Company, except due to death, disability or other than "for cause". In fiscal 1997, the Company expensed $0.3 million relating to the value of the compensation due to the SAR's.

13. CONTINGENCIES

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

14. SEGMENT INFORMATION

     The Company classifies its businesses into two business segments: (i) distribution of plumbing, security hardware and other products, which includes the operations of Consumer Products and WOC; and (ii) foreign sourcing operations, which includes the Company's sourcing and packaging operations in Taiwan and China, and Western American Manufacturing, Inc. ("WAMI"), an operation in Mexico that provides galvanized and black pipe nipples and malleable fittings. These products are sold primarily to D-I-Y home centers and retailers in the United States. Sales outside of the United States are insignificant. In addition, nearly all of the products from the foreign sourcing operations are sold to the Company's wholly-owned operations and Barnett. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

                                                       FOREIGN      CORPORATE
                                      DISTRIBUTION     SOURCING     AND OTHER     ELIMINATION      TOTAL
                                      ------------     --------     ---------     -----------     --------
Reported net sales
  1997..............................    $101,684       $ 33,683           --       $ (15,286)     $120,081
  1996..............................     232,766         29,156           --         (26,855)      235,067
  1995..............................     227,961         31,837           --         (27,494)      232,304
Operating income (loss)
  1997..............................    $  1,562       $    744      $(4,392)             --      $ (2,086)
  1996..............................     (10,450)          (979)      (4,195)             --       (15,624)
  1995..............................      18,102            465       (3,891)             --        14,676
Identifiable assets
  1997..............................    $ 48,836       $ 16,449      $41,947              --      $107,232
  1996..............................     100,901         14,659       27,077              --       142,637
  1995..............................     138,489         16,843       14,412              --       169,744

15. SUBSEQUENT EVENT

  A. SALE OF LERAN GAS PRODUCTS

     Effective July 1, 1997, the Company sold the gas products business of LeRan to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. For fiscal 1997, the portion of LeRan's business sold to Barnett reported approximately $8.3 million in net sales and operating income of approximately $0.4 million. The Company's anticipated gain on the sale, net of certain costs associated with disposing of assets not included in the transaction and the closing of certain warehouses, is not material. The Company will only recognize the portion of the gain in fiscal 1998 for the ownership interest it does not own in Barnett, with the deferred portion being amortized over the period Barnett amortizes the related goodwill. The Company owns a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company recently entered into an agreement to sell this facility. The Company expects to consummate the sale in fiscal 1998.

  B. PURCHASE OFFER AND SUBSEQUENT REDEMPTION OF SENIOR NOTES

     In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for redemption of the $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997.

                      SUPPLEMENTARY FINANCIAL INFORMATION

  QUARTERLY RESULTS OF OPERATIONS:

     Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1997 and 1996 (in thousands, except per share amounts). Financial information for the first nine months of fiscal 1997 has been restated to account for Barnett as if it had been an equity investment for the entire period.

                      FISCAL 1997                         1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
--------------------------------------------------------  --------   --------   --------   --------
Net sales...............................................  $ 33,266   $ 31,311   $ 28,422   $ 27,082
Gross profit............................................    10,530     10,251      9,273      3,602
Restructuring and other non-recurring charges...........        --         --         --        746
Operating income (loss).................................     2,174      1,945        997     (7,202)
Gain on sale of Barnett stock...........................        --         --         --     16,693
Income (loss) from continuing operations before
  provision for income taxes............................      (545)      (700)    (1,698)     6,916
Net income (loss).......................................  $   (797)  $   (926)  $ (1,845)  $  7,140
Primary earnings (loss) per share:
Net income (loss).......................................  $  (0.06)  $  (0.08)  $  (0.15)  $   0.53
Fully diluted earnings (loss) per share:
Net income (loss).......................................  $  (0.06)  $  (0.08)  $  (0.15)  $   0.51

                      FISCAL 1996                         1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
--------------------------------------------------------  --------   --------   --------   --------
Net sales...............................................  $ 57,589   $ 59,345   $ 58,543   $ 59,590
Gross profit............................................    19,577     20,230     15,731     18,973
Operating income (loss).................................     4,817      5,211     (2,468)   (23,184)
Income (loss) from continuing operations before
  extraordinary loss and cumulative effect of change in
  accounting............................................    (1,978)    (1,507)    (9,184)    36,303
Reversal of loss on disposal............................        --         --     11,000         --
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting........................    (1,978)    (1,507)     1,816     35,328
Extraordinary loss......................................        --         --         --      6,251
Cumulative effect of change in accounting...............     8,213         --         --         --
Net income (loss).......................................  $(10,191)  $ (1,507)  $  1,816   $ 29,077
Primary earnings (loss) per share:
Loss from continuing operations before extraordinary
  loss and cumulative effect of change in accounting....  $  (0.17)  $  (0.13)  $   0.15   $   2.58
Extraordinary loss......................................        --         --         --      (0.46)
Cumulative effect of change in accounting...............     (0.70)        --         --         --
Net income (loss).......................................  $  (0.87)  $  (0.13)  $   0.15   $   2.12
Fully diluted earnings (loss) per share:
Loss from continuing operations before extraordinary
  loss and cumulative effect of change in accounting....  $  (0.17)  $  (0.13)  $   0.14   $   2.58
Extraordinary loss......................................        --         --         --      (0.46)
Cumulative effect of change in accounting...............      (.70)        --         --         --
Net income (loss).......................................  $  (0.87)  $  (0.13)  $   0.14   $   2.12

                                    PART III

     Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 1997 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    The following consolidated financial statements are included in Part II, Item 8:
          Report of Independent Public Accountants
          Balance Sheets -- June 30, 1997 and 1996
          Statements of Operations -- For the Years Ended June 30, 1997, 1996 and 1995
          Statements of Stockholders' Equity -- For the Years Ended June 30, 1997, 1996 and
          1995
          Statements of Cash Flows -- For the Years Ended June 30, 1997, 1996 and 1995
          Notes to Financial Statements For the Years Ended June 30, 1997, 1996 and 1995
          Supplementary Financial Information
(a)(2)    All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements including notes thereto.
(a)(3)    EXHIBITS
3.1*      Certificate of Incorporation of the Company dated October 27, 1989 (Exhibit 3(a) to the Company's Form S-8 filed December 4, 1989, File No. 0-5888, incorporated herein by reference).
3.2*      By-laws of the Company (Exhibit 3.2 to Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference).
4.1*      Indenture dated as of June 1, 1989 (the "Ameritrust Indenture") between the Company and Ameritrust Company National Association (Exhibit 4.1 to Annual Report on Form
          10-K for the year ended June 30, 1989, File No. 0-5888, incorporated herein by reference).
4.2*      Form of the Company's 13 3/4% Senior Subordinated Note due June 1, 1999 (Exhibit
          4.2 to Annual Report on Form 10-K for the year ended June 30, 1989, File No.
          0-5888, incorporated herein by reference).
4.3*      First Supplemental Indenture to the Ameritrust Indenture dated November 29, 1989
          (Exhibit 4.2 to Annual Report on Form 10-K for the year ended June 30, 1990, File
          No. 0-5888, incorporated herein by reference).
4.4*      Second Supplemental Indenture to the Ameritrust Indenture dated November 23, 1993
          (Exhibit 4.3 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994, incorporated herein by reference).
4.5*      Third Supplemental Indenture to the Ameritrust Indenture dated May 20, 1994
          (Exhibit 4.4 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994 incorporated herein by reference).
4.6*      Indenture, dated as of May 20, 1994, by and between Waxman Industries, Inc. and The
          Huntington National Bank, as Trustee, with respect to the Deferred Coupon Notes, including the form of Deferred Coupon Notes (Exhibit 4.1 to Waxman Industries,
          Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).
4.7*      Warrant Agreement, dated as of May 20, 1994, by and between Waxman Industries, Inc.
          and The Huntington National Bank, as Warrant Agent (Exhibit 4.2 to Waxman
          Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

4.8*      Warrant Certificate (Exhibit 4.3 to Waxman Industries, Inc.'s Form S-4 filed June
          20, 1994, incorporated herein by reference).
4.9*      Securities Purchase Agreement for Notes and Warrants dated as of September 17,
          1991, among the Company and each of the Purchasers referred to therein (Exhibit 4.4 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
4.10*     Indenture dated as of September 1, 1991, (the "U.S. Trust Indenture") between the
          Company and United States Trust Company of New York (Exhibit 4.5 to Annual Report
          on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
4.11*     Form of the Company's Floating Rate Senior Secured Notes due September 1, 1998
          (Exhibit 4.6 to Annual Report on Form 10-K for the year ended June 30, 1991, File
          No. 0-5888, incorporated herein by reference).
4.12*     Form of the Company's 12.25% Fixed Rate Senior Secured Notes due September 1, 1998
          (Exhibit 4.7 to Annual Report on Form 10-K for the year ended June 30, 1991, File
          No. 0-5888, incorporated herein by reference).
4.13*     First Supplemental Indenture to the U.S. Trust Indenture dated November 15, 1993
          (Exhibit 4.8 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994, incorporated herein by reference).
4.14*     Second Supplemental Indenture to the U.S. Trust Indenture dated March 25, 1994
          (Exhibit 4.9 to Waxman Industries, Inc.'s Form S-2 filed July 8, 1994, incorporated herein by reference).
4.15*     Third Supplemental Indenture to the U.S. Trust Indenture dated May 20, 1994
          (Exhibit 4.10 to Waxman Industries, Inc's Form S-2 filed July 8, 1994, incorporated herein by reference).
4.16*     Warrant Agreement dated as of September 17, 1991, between the Company and United
          States Trust Company of New York (Exhibit 4.8 to Annual Report on Form 10-K for the
          year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
4.17*     Form of the Company's Common Stock Purchase Warrant Certificate (Exhibit 4.9 to
          Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
4.18*     Registration Rights Agreement for Senior Notes, Warrants and Warrant Shares dated as of September 17, 1991, among the Company and each of the Purchasers signatory thereto (Exhibit 4.10 to Annual Report on Form 10-K for the year ended June 30,
          1991, File No. 0-5888, incorporated herein by reference).
4.19*     Pledge Agreement dated as of September 17, 1991, among the Company, United States
          Trust Company of New York and each of the Purchasers signatory thereto (Exhibit
          4.11 to Annual Report on Form 10-K for the year ended June 30, 1991, File No.
          0-5888, incorporated herein by reference).
4.20*     Reserved.
4.21*     Amending Agreement of Operating Credit Agreement dated as of July 1, 1990 between
          Bank of Montreal and Ideal Plumbing Group Inc. (Exhibit 4.10 to Annual Report on
          Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference).
4.22*     Amended and Restated Operating Credit Agreement dated as of July 22, 1991 between
          Bank of Montreal and Ideal Plumbing Group Inc. (Exhibit 4.15 to Annual Report on
          Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
4.23*     Reserved.
4.24*     Amendment dated as of October 1, 1993 to Amended and Restated Credit Agreement
          dated as of April 1, 1993 between Waxman Industries, Inc. and the Banks Named
          Therein and National City Bank as Agent (Exhibit 4.16 to Annual Report on Form 10-K
          for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).

4.25*     Credit Agreement dated as of May 20, 1994 among Waxman USA, Inc., Barnett Inc.,
          Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citicorp USA, Inc., as Agent and certain exhibits thereto (Exhibit 10.8 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).
4.26*     Term Loan Credit Agreement dated as of May 20, 1994 among Waxman USA, Inc., Barnett
          Inc., Waxman Consumer Products Group, Inc. and WOC Inc., the Lenders and Issuers
          party thereto and Citibank, N.A., as Agent (Exhibit 10.9 to Waxman Industries,
          Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference.).
4.27*     First Supplemental Indenture dated as of January 19, 1996 by and between Waxman
          Industries, Inc. and The Huntington National Bank, as Trustee (Exhibit 4.2 to
          Waxman Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2
          filed April 15, 1996 Registration No. 33-54211, incorporated herein by reference).
4.28*     Indenture dated as of April 3, 1996 by and between Waxman USA Inc. and the United
          States Trust Company of New York, as Trustee, with respect to the 11 1/8% Senior
          Notes due 2001 of Waxman USA Inc., including the form of Senior Notes (Exhibit
          10.14 to Waxman Industries, Inc.'s Amendment No. 8 to Registration Statement on
          Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
4.29*     Registration Rights Agreement dated as of April 3, 1996 by and between Waxman USA
          Inc. and the United States Trust Company of New York (Exhibit 10.15 to Waxman
          Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed
          April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
4.30*     Amended and Restated Credit Agreement dated as of April 3, 1996 among Waxman USA
          Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers
          party thereto and Citibank, N.A., as Agent (Exhibit 10.12 to Waxman Industries,
          Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996,
          Registration No. 33-54211, incorporated herein by reference).
4.31*     Amendment No. 2 to the Term Loan Agreement and Amendment No. 1 to the Revolving
          Credit Agreement among Waxman USA Inc., Barnett Inc., Waxman Consumer Products
          Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent (Exhibit 10.11 to Waxman Industries, Inc.'s Amendment No. 4 to
          Registration Statement on Form S-2 filed October 10, 1995, Registration No.
          33-54211, incorporated herein by reference).
4.32*     Standstill Agreement dated March 28, 1996 between Waxman Industries, Inc. and
          Barnett Inc. (Exhibit No. 10.13 to Waxman Industries, Inc.'s Amendment No. 8 to
          Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated by reference).
4.33*     Loan and Security Agreement dated as of June 28, 1996 among the Financial
          Institutions named therein and BankAmerica Business Credit, Inc., as the Agent,
          Waxman Consumer Products Group Inc. and WOC Inc., including certain exhibits thereto (Exhibit No. 4.33 to Annual Report on Form 10-K for the year ended June 30,
          1996, File No. 0-05888, incorporated herein by reference).
10.1*     Lease between the Company as Lessee and Aurora Investment Co. as Lessor dated June
          30, 1992 (Exhibit 10.1 to Annual Report on Form 10-K for the year ended June 30,
          1992, File No. 0-5888, incorporated herein by reference).
10.2*     Policy Statement (revised as of June 1, 1980) regarding the Company's Profit
          Incentive Plan (Exhibit 10(c)-1 to Annual Report on Form 10-K for the year ended
          June 30, 1984, File No. 0-5888, incorporated herein by reference).
10.3*     Employment Contract dated June 18, 1990 between the Company and William R. Pray
          (Exhibit 10.4 to Annual Report on Form 10-K for the year ended June 30, 1991, File
          No. 0-5888, incorporated herein by reference).
10.4*     Form of Stock Option Agreement between the Company and its Directors (Exhibit 10.5 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

10.5*     Employment Contract dated January 1, 1992 between the Company and John S. Peters
          (Exhibit 10.6 to Annual Report on Form 10-K for the year ended June 30, 1992, File
          No. 0-5888, incorporated herein by reference).
10.6*     Tax Sharing Agreement dated May 20, 1994 among Waxman Industries, Waxman USA,
          Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and Western American
          Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries, Inc.'s Form S-4 filed June
          20, 1994, incorporated herein by reference).
10.7*     1992 Non-Qualified and Incentive Stock Option Plan of Waxman Industries, Inc.,
          adopted as of July 1, 1992 (Exhibit 10.7 to Annual Report of Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).
10.8*     Intercorporate Agreement dated May 20, 1994 among Waxman Industries, Waxman USA,
          Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and Western American
          Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries, Inc.'s Form S-4).
10.9*     Employee Stock Purchase Plan of Waxman Industries, Inc., adopted on September 1,
          1992 (Exhibit 10.8 to Annual Report on Form 10-K for the year ended June 30, 1993,
          File No. 0-5888, incorporated herein by reference).
10.10*    Employment Agreement dated November 1, 1994 between Waxman Consumer Products Group
          Inc. and Laurence Waxman (Exhibit 10.5 to Waxman Industries, Inc.'s Amendment No. 4
          to Registration Statement on Form S-2 filed October 10, 1995, Registration No.
          33-54211, incorporated herein by reference).
10.11*    Intercorporate Agreement dated March 28, 1996 among Waxman Industries, Inc., Waxman
          USA Inc., Barnett Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI,
          International, Inc. (Exhibit 10.8 to Waxman Industries, Inc.'s Amendment No. 8 to
          Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
10.12*    Waxman Industries, Inc. 1996 Non-Employee Directors' Restricted Share Plan (Exhibit
          A to Waxman Industries, Inc. 1996 Proxy Statement, File No. 001-10273, incorporated herein by reference).
10.13*    SAR Agreement, dated as of March 29, 1996, between Waxman Industries, Inc. and
          Armond Waxman (Exhibit 10.18 to Waxman Industries, Inc. Form S-2 filed January 18,
          1997, incorporated herein by reference).
10.14*    SAR Agreement, dated as of March 29, 1996, between Waxman Industries, Inc. and
          Melvin Waxman (Exhibit 10.19 to Waxman Industries, Inc. Form S-2 filed January 18,
          1997, incorporated herein by reference).
10.25*    SAR Agreement, dated as of September 27, 1996, between Waxman Industries, Inc. and
          Laurence Waxman (Exhibit 10.20 to Waxman Industries, Inc. Form S-2 filed January
          18, 1997, incorporated herein by reference).
18.2*     Letter Regarding Change in Accounting Principles (Exhibit 18.2 to Annual Report on
          Form 10-K for the year ended June 30, 1996, File No. 001-10273, incorporated herein by reference).
21.1*     Subsidiaries. (Exhibit 21.1 to Waxman Industries, Inc.'s Form S-4 filed June 20,
          1994, incorporated herein by reference).
23.1      Consent of Arthur Andersen LLP
27.1      Financial Data Schedule

---------------

* Incorporated herein by reference as indicated.

(b) Reports on Form 8-K
    Current Report on Form 8-K filed June 19, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WAXMAN INDUSTRIES, INC.

                                          By: /s/ ARMOND WAXMAN
                                            ------------------------------------
                                                Armond Waxman
                                               President, Co-Chief Executive
                                                Officer
                                               and Director
September 2, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MELVIN WAXMAN                  Chairman of the Board, Co-Chief            September 2, 1997
---------------------------------  Executive Officer and Director
    Melvin Waxman

/s/ ARMOND WAXMAN                  President, Co-Chief Executive Officer      September 2, 1997
---------------------------------  and Director
    Armond Waxman

/s/ MARK W. WESTER                 Chief Financial Officer and Vice           September 2, 1997
---------------------------------  President -- Finance
    Mark W. Wester                 (principal accounting officer)

/s/ WILLIAM R. PRAY                Director                                   September 2, 1997
---------------------------------
    William R. Pray

/s/ SAMUEL J. KRASNEY              Director                                   September 2, 1997
---------------------------------
    Samuel J. Krasney

/s/ JUDY ROBINS                    Director                                   September 2, 1997
---------------------------------
    Judy Robins

/s/ IRVING Z. FRIEDMAN             Director                                   September 2, 1997
---------------------------------
    Irving Z. Friedman

/s/ LAURENCE S. WAXMAN             Director                                   September 2, 1997
---------------------------------
    Laurence S. Waxman

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WAXMAN INDUSTRIES, INC.

                                          By:
                                            ------------------------------------
                                                Armond Waxman
                                               President, Co-Chief Executive
                                                Officer
                                               and Director
September  , 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Chairman of the Board, Co-Chief            September  , 1997
---------------------------------  Executive Officer and Director
    Melvin Waxman

                                   President, Co-Chief Executive Officer      September  , 1997
---------------------------------  and Director
    Armond Waxman

                                   Chief Financial Officer and Vice           September  , 1997
---------------------------------  President -- Finance
    Mark W. Wester                 (principal accounting officer)

                                   Director                                   September  , 1997
---------------------------------
    William R. Pray

                                   Director                                   September  , 1997
---------------------------------
    Samuel J. Krasney

                                   Director                                   September  , 1997
---------------------------------
    Judy Robins

                                   Director                                   September  , 1997
---------------------------------
    Irving Z. Friedman

                                   Director                                   September  , 1997
---------------------------------
    Laurence S. Waxman