Form 10-Q
period 1997-09-30
WAXMAN INDUSTRIES INC
filed 1997-11-12
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1997
         ------------------

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

                                 (440) 439-1830
                                 --------------
               (Registrant's Telephone Number Including Area Code)

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

                          Yes    X          No
                               -----          -----

9,865,026 shares of Common Stock, $.01 par value, and 2,148,046 shares of Class B Common Stock, $.01 par value, were outstanding as of November 3, 1997.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                 PAGE
                                                                                                 ----

PART 1.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 1997 and 1996......................................   3

            Condensed Consolidated Balance Sheets - September 30, 1997 and June 30, 1997........  4-5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1997 and 1996......................................   6

            Notes to Condensed Consolidated Financial Statements................................  7-9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................................. 10-13


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information......................................................................  14

Item 6.  Exhibits and Reports on Form 8-K.......................................................  14


SIGNATURES
----------

EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         1997            1996
                                                                         ----            ----
Net sales                                                            $ 28,157         $ 33,266

Cost of sales                                                          18,656           22,736
                                                                     ---------        ---------

Gross profit                                                            9,501           10,530

Selling, general and administrative
  expenses                                                              7,363            8,356

Restructuring and non-recurring charges                                   133               --
                                                                     ---------        ---------

Operating income                                                        2,005            2,174

Equity earnings of Barnett                                              1,464            1,346

Interest expense, net                                                   3,852            4,065
                                                                     ---------        ---------

Loss before income taxes and extraordinary loss                          (383)            (545)

Provision for income taxes                                                244              252
                                                                     ---------       ----------

Loss before extraordinary loss                                           (627)            (797)
Extraordinary loss                                                        192              --
                                                                     ---------       ----------
Net loss                                                             $   (819)        $   (797)
                                                                     =========       ==========

Loss per share (primary and fully diluted):

Income (loss) before extraordinary loss                              $  (0.05)       $   (0.06)

Extraordinary loss                                                      (0.02)             --
                                                                     ---------       ----------
Net loss                                                             $  (0.07)       $   (0.06)
                                                                     =========       ==========

Weighted average shares and equivalents                                12,004           13,345
                                                                     =========       ==========


      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                 (IN THOUSANDS)

                                     ASSETS

                                                              September 30,               June 30,
                                                                   1997                    1997
                                                               (Unaudited)               (Audited)
                                                               -----------               ---------
CURRENT ASSETS:
  Cash and cash equivalents                                    $     584                 $  9,637
  Trade receivables, net                                          14,538                   13,617
   Other receivables                                               3,013                    2,959
  Inventories                                                     24,570                   24,411
   Prepaid expenses                                                2,019                    2,268
  Net assets held for sale                                            --                    3,945
                                                               ---------                 --------
    Total current assets                                          44,724                   56,837
                                                               ---------                 --------

  INVESTMENT IN BARNETT                                           24,764                   22,700
                                                               ---------                 --------

PROPERTY AND EQUIPMENT:

  Land                                                             1,477                    1,447
  Buildings                                                        7,323                    7,182
  Equipment                                                       13,647                   13,390
                                                               ---------                 --------
                                                                  22,447                   22,019
  Less accumulated depreciation and amortization                 (10,905)                 (10,554)
                                                               ---------                 --------
        Property and equipment, net                               11,542                   11,465
                                                               ---------                 --------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET           8,390                    8,771
      UNAMORTIZED DEBT ISSUANCE COSTS, NET                         4,098                    4,470
       OTHER ASSETS                                                3,289                    2,989
                                                               ---------                 --------
                                                               $  96,807                 $107,232
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         September 30,             June 30,
                                                                            1997                     1997
                                                                         (Unaudited)               (Audited)
                                                                         -----------               ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                                         $    8,707            $    5,920
  Accounts payable                                                               9,597                 9,210
  Accrued liabilities                                                            7,110                 9,213
  Accrued income taxes payable                                                     441                    46
  Accrued interest                                                                 372                 1,807
                                                                            ----------            ----------
      Total current liabilities                                                 26,227                26,196
                                                                            ----------            ----------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                       373                   307

SENIOR SECURED DEFERRED COUPON NOTES, NET                                       73,857                71,485
SENIOR NOTES                                                                    35,855                47,855
SENIOR SUBORDINATED NOTES                                                          895                   895

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                             -                     -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,857 at September 30, 1997
    and 9,849 at June 30, 1997                                                      98                    97
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,148 at September 30, 1997
    and 2,150 at June 30, 1997                                                      21                    22
  Paid-in capital                                                               21,658                21,647
  Retained deficit                                                             (61,750)              (60,931)
                                                                            ----------            ----------
                                                                               (39,973)              (39,165)
  Cumulative currency translation adjustment                                      (427)                 (341)
                                                                            ----------            ----------

    Total stockholders' equity (deficit)                                       (40,400)              (39,506)
                                                                            ----------            ----------
                                                                            $   96,807            $  107,232
                                                                            ==========            ==========



      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                      1997             1996
                                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net loss                                                                          $   (819)         $   (797)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Restructuring and non-recurring charges                                            133                 -
      Extraordinary loss - write-off of deferred financing costs                         192                 -
      Non-cash interest                                                                2,372             2,103
      Equity earnings of Barnett                                                      (1,464)           (1,346)
      Depreciation and amortization                                                      975               645
      Other charges, net                                                                   -            (1,873)
  Changes in assets and liabilities:
    Trade receivables, net                                                              (921)           (1,611)
    Inventories                                                                         (159)           (1,708)
    Other assets                                                                          37               791
    Accounts payable                                                                     387             1,198
    Accrued liabilities                                                               (2,236)            1,073
    Accrued interest                                                                  (1,435)             (571)
    Accrued taxes                                                                        395            (2,727)
    Other, net                                                                           (86)              (26)
                                                                                    --------          --------
      Net Cash Used in Operating Activities                                           (2,629)           (4,849)
                                                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Proceeds from the sale of a business                                                 3,203                 -
  Capital expenditures, net                                                             (480)             (446)
                                                                                    --------          --------
      Net Cash Provided by (Used in) Investing Activities                              2,723              (447)
                                                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                                  33,288            32,178
  Payments under credit agreements                                                   (30,501)          (28,256)
  Repurchase of Senior Notes                                                         (12,000)                -
  Borrowings (Repayments) of long-term debt                                               66               120
                                                                                    --------          --------

      Net Cash Provided by
        (Used in) Financing Activities                                                (9,147)            4,042
                                                                                    --------          --------

NET DECREASE IN CASH                                                                  (9,053)           (1,253)

BALANCE, BEGINNING OF PERIOD                                                           9,637             2,460
                                                                                    --------          --------

BALANCE, END OF PERIOD                                                              $    584          $  1,207
                                                                                    ========          ========


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

                               SEPTEMBER 30, 1997

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). As of September 30, 1997, the Company owned 44.6% of the Common Stock of Barnett Inc. (the "Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The condensed consolidated statements of operations for the three months ended September 30, 1997 and 1996, the condensed balance sheet as of September 30, 1997 and the condensed statements of cash flows for the three months ended September 30, 1997 and 1996 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1997 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1997 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

        The common stock of Waxman trades on the New York Stock Exchange under the symbol "WAX." The Company believes it is one of the leading suppliers of specialty plumbing, security hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 6,800 customers, including a wide variety of large national and regional retailers, professional security installers and independent retail customers.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC is comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products, and Medal Distributing, a supplier of hardware products. TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized and black pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

        The Company currently owns 44.6% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, HVAC and other products to approximately 60,000 active customers throughout the United States. Barnett offers approximately 10,200 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. In the first quarter of fiscal 1998, the Company recognized $1.5 million in equity income from this investment.

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock at $14.50 per share, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock, approximately a 54% economic interest (the "Barnett Initial Public Offering"). In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock at $17.50 per share, reducing its voting and economic interest to 44.5% (the "Barnett Secondary Offering") and, accordingly, began to account for its interest in Barnett under the equity method of accounting. At June 30, 1997, the Company owned nearly 7.2 million shares of Barnett's outstanding common stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock which increased the Company's ownership to 44.6%. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT."

NOTE 3 - INCOME TAXES
         ------------

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes an asset and liability approach and deferred taxes are based on the estimated future effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The Company is currently unable to recognize any income tax benefit relating to its net loss. The tax provision for the three months ended September 30, 1997 represents the provision for state and various foreign taxes.

         At June 30, 1997, the Company had approximately $46.7 million of available domestic net operating loss carryforwards which will expire between 2008 and 2010. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the allowance is no longer required, the tax benefits of the remaining net deferred tax assets will be recognized in the future. The Company also has alternative minimum tax carryforwards of approximately $0.9 million at June 30, 1997, which are available to reduce future regular income taxes over an indefinite period.

NOTE 4 - BARNETT
         -------

         The Company owns 7,186,530 shares, or 44.6%, of the Barnett Common Stock as of September 30, 1997, which is accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds, after the underwriters' discount, of $21.6 million, and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products ("LeRan") to Barnett (see Note 5). The market value of the Barnett Common Stock held by the Company at September 30, 1997 was $152.7 million, valued as of the closing sales price on such date of $21.25, in comparison to the Company's carrying value of $24.8 million.

         The following table presents unaudited summary financial data for Barnett at September 30, 1997 and for the three months then ended (in thousands of dollars):

Statement of income data:                             Balance sheet data:

Net sales                 $ 46,768                    Working capital         $ 45,191
Operating income             5,326                    Total assets              85,484
Net income                   3,283                    Stockholders' equity      64,528

NOTE 5 - SALE OF  DIVISIONS
         ------------------

                  Effective July 1, 1997, the Company sold the gas products business of LeRan to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. The Company's loss on the sale, net of certain costs associated with disposing of assets not included in the transaction and the closing of certain warehouses, is approximately $0.1 million. The Company owns a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company consummated the sale of this facility in the fiscal 1998 first quarter, and received payment in October 1997. Included in the quarter ended September 30, 1996 are sales for LeRan of $3.8 million and operating income of $0.2 million.

                  In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC, for $2.0 million in cash. The sale of Madison resulted in a loss of $0.7 million, which was included as a non-recurring charge in the quarter ended June 30, 1997. Included in the quarter ended September 30, 1996 are sales for Madison of $1.7 million and operating income of $0.1 million.

NOTE 6 - SENIOR NOTE PURCHASE OFFER
         --------------------------

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of its 11 1/8% Senior Notes due 2001 (the "Senior Notes") at par (the "Purchase Offer"). The offer expired on July 2, 1997 with $2.5 million of the notes tendered. On July 3, 1997, the Company called for redemption the $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering (herein defined) to purchase the Senior Notes. The Company has recorded an extraordinary charge of $0.2 million in the quarter ended September 30, 1997 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the three months ended September 30, 1997 and 1996 included interest of $2.8 million and $2.3 million, respectively. The Company made no federal income tax payment in the first quarter of fiscal 1998, as compared to $0.5 million in the fiscal 1997 first quarter.

NOTE 8 - EARNINGS PER SHARE
         ------------------

         Primary earnings per share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents, which include outstanding stock options.

         The number of shares of common stock used to calculate primary and fully diluted earnings per share are as follows:

                  September 30, 1997  -  12,004,000
                  September 30, 1996  -  13,345,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
         -------------------------------------------------------------------
         AND 1996
         --------

         This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its deleveraging strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

Net Sales
---------

         Net sales for the fiscal 1998 first quarter ended September 30, 1997 totaled $28.2 million, a decrease of $5.1 million from the $33.3 million for the comparable quarter in fiscal 1997. Included in the prior year first fiscal quarter were net sales of $5.5 million for LeRan and Madison, which were recently sold by the Company. Excluding the sales from those operations, comparable net sales increased by 1.3%. U.S. Lock and the Company's foreign sourcing operations recorded net sales increases for the fiscal 1998 first quarter, in comparison to the same period last year, of 21.5% and 11.2%, respectively. Sales made by the foreign sourcing operations to Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly catalogs mailed and the expansion in the number of professional telesales representatives. During the same comparable periods, Consumer Products Group net sales decreased by approximately $1.0 million, or 6%, due to the loss of net sales of $1.1 million to Ernst, which closed its operation in the first quarter of fiscal 1997. Excluding the loss of Ernst business, net sales for Consumer Products Group increased slightly.

Gross Profit
------------

         Gross profit margin increased to 33.7% from 31.7%, but gross profit decreased to $9.5 million from $10.5 million for the three months ended September 30, 1997, as compared to the corresponding quarter in the prior fiscal year. The decrease in gross profit is attributable to the sale of LeRan Gas Products and Madison Equipment which contributed $1.3 million in gross profit in the quarter ended September 30, 1996, at an average gross profit margin of 23.5%. Gross profit margins for the continuing businesses are higher than the margins of the operations sold and improved for the fiscal 1998 first quarter as compared to the same quarter last year. The improvement is due to a combination of product mix, price increases and lower costs on certain products manufactured in China.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $8.4 million for the quarter ended September 30, 1996 to $7.4 million for the current quarter ended September 30, 1997. As a percentage of sales, SG&A expenses increased from 25.1% for the fiscal 1997 first quarter to 26.1% for the fiscal 1998 first quarter. All of the reduction came through the non-inclusion of LeRan and Madison's results in the fiscal 1998 first quarter. Excluding the operations sold, SG&A expenses were nearly identical for the comparable quarters, but increased as a percentage of sales due to the reduction in net sales.

Restructuring and Non-recurring Charges
---------------------------------------

         In the quarter ended September 30, 1997, the Company recorded a non-recurring charge of $133,000 associated with the sale of the principal business of LeRan to Barnett and the costs of closing several facilities utilized by the business and other closing costs.

Equity Earnings of Barnett
--------------------------

The Company recorded equity earnings from its 44.6% ownership interest in Barnett of $1.5 million for the quarter ended September 30, 1997. For the comparable quarter in fiscal 1997, the Company recorded equity earnings from its 49.9% ownership interest in Barnett of $1.3 million.

Interest Expense
----------------

         For the quarter ended September 30, 1997, interest expense totaled $3.9 million, a decrease of $0.2 million from the $4.1 million in the comparable quarter last year. The decrease is primarily due to the repayment of debt with proceeds from the Barnett Secondary Offering. Average borrowings for the current year's quarter amounted to $121.6 million, with a weighted average interest rate of 12.0%, as compared to $127.8 million in the same quarter last year with weighted average interest rate of 11.8%.

Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.2 million and $0.3 million for the first quarter of fiscal 1998 and 1997, respectively. The provision for the current quarter primarily represents state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic losses not benefited and goodwill amortization.

Extraordinary Loss
------------------

         The Company incurred an extraordinary charge of $0.2 million associated with the write-off of deferred financing costs from the repurchase of $12.0 million of Senior Notes in July and August 1997. (See Note 6)

Net Loss
--------

         The Company's net loss for the quarter ended September 30, 1997 amounted to $0.8 million, or $0.07 per share, as compared to the loss of $0.8 million, or $0.06 per share, in the fiscal 1997 first quarter. Included in the fiscal 1998 first quarter is an extraordinary charge of $0.2 million from the write-off of deferred financing costs as detailed above.

B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At September 30, 1997, the Company had $14.4 million available under the credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement and Term Loans (herein defined) have been classified as a current liability. Due to changes in the Company's financial structure and continuing operations, the Company negotiated certain covenant modifications to the Credit Agreement effective September 30, 1997. The Company was in compliance with all loan covenants at September 30, 1997.

         The Company entered into the Credit Agreement in June 1996. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans (the "Term Loans") of up to $5.0 million. At September 30, 1997, there were $5.0 million of Term Loans outstanding. The Credit Agreement and Term Loans expire May 31, 1999.

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

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, one of Consumer Products' largest customers, Kmart, accounted for approximately 16.5% and 17.6% of net sales for Consumer Products in fiscal 1997 and fiscal 1996, respectively, and Kmart's subsidiary, Builders Square, accounted for approximately 21.9% and 24.7% of Consumer Products net sales in fiscal 1997 and fiscal 1996, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In fiscal 1997, Kmart also announced that it began accounting for its Builders Square operations as a discontinued operation and intended to sell the business. In July 1997, Kmart announced that it agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green announced that it had also agreed to buy another home improvement retailer, Hechinger Co., and that it would combine the two outfits into the nation's third largest home improvement chain. Although Consumer Products is a long term supplier to Kmart and Builders Square, as well as a supplier to Hechingers, there can be no assurance that any of the foregoing relationships will continue or as to the terms of any of the relationships that do continue. In the event Consumer Products were to lose either Kmart or Builders Square as a customer or Kmart, Builders Square or the surviving entity through the Builders Square / Hechingers merger, were to significantly curtail its purchases from Consumer Products, there would be material adverse effects until the Company could modify Consumer Products' cost structure to be more in line with its reduced revenue base.

         At September 30, 1997, the Company had approximately $46 million of available domestic net operating loss carryforwards for income tax purposes which expire 2008 through 2010 and $23.9 million of original issue discount that has been expensed on the Company's financial statements, which will become deductible for tax purposes when the debt is repaid.

         The Company does not have any commitments to make substantial capital expenditures; however, during fiscal 1998, it has begun to modify its information technology systems and software to be Year 2000 compatible. The most significant expenditure will be at Consumer Products, which has budgeted approximately $1.0 million in total capital expenditures. Of the capital expenditures at Consumer Products, it is estimated that approximately $0.7 million will be spent on Year 2000 compliance which is expected to be completed by June 30, 1998. Other operations of the Company are also working toward being Year 2000 compliant and the Company anticipates that all of its operations will complete the modifications in calander 1998.

         The Company believes that the funds generated from operations along with the funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that cash interest becomes payable by the Company under the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes")). The Company current believes that there will not be sufficient cash flow from operations to make the December 1999 interest payments on the Deferred Coupon Notes. Accordingly, the Company intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated.

         At September 30, 1997, the Company had working capital of $18.5 million and a current ratio of 1.7 to 1.0.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $2.6 million in the fiscal 1998 first quarter principally due to an increase in trade receivables and a decrease in accrued liabilities and accrued interest. Also affecting net cash used for operations was $1.5 million in equity earnings of Barnett. Excluding these items, the net cash used for operations was $1.2 million. Cash flow provided by investments totaled $2.7 million, primarily attributable to the proceeds from the sale of LeRan to Barnett for $3.2 million in cash and $0.6 million in Barnett Common Stock, which was partially offset by capital expenditures of $0.5 million. Cash flow used for financing activities and net repayments under the Company's credit facilities totaled $9.1 million, primarily due to the repurchase of $12.0 million of Senior Notes in July and August 1997.

PART II. OTHER INFORMATION
         -----------------



ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                           None

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1997 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.



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

                                             WAXMAN INDUSTRIES, INC.
                                             -----------------------
                                             REGISTRANT

DATE:  NOVEMBER 11, 1997                     BY: /S/ MARK W. WESTER
                                                     MARK W. WESTER
                                                     VICE PRESIDENT-FINANCE
                                                     AND CHIEF FINANCIAL OFFICER
                                                     (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
                                  -------------



                                                              PAPER (P) OR
EXHIBIT                                                       ------------
NUMBER                     DESCRIPTION                        ELECTRONIC (E)
------                     -----------                        --------------

(27)                       Financial Data Schedule            E
                           (submitted to the Securities
                           and Exchange Commission in
                           Electronic Format)