Form 10-Q
period 1997-12-31
WAXMAN INDUSTRIES INC
filed 1998-02-05
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                                -----------------

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

9,869,902 shares of Common Stock, $.01 par value, and 2,146,295 shares of Class B Common Stock, $.01 par value, were outstanding as of February 4, 1998.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                               PAGE
                                                                                                               ----
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Six Months and Three Months Ended December 31, 1997 and 1996 .....................................    3

            Condensed Consolidated Balance Sheets - December 31, 1997 and June 30, 1997 ......................  4-5

            Condensed Consolidated Statements of Cash Flows -
            Six  Months Ended December 31, 1997 and 1996......................................................    6

            Notes to Condensed Consolidated Financial Statements .............................................7 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations ....................................................................................10-14

PART II. OTHER INFORMATION
--------------------------

Item 5. Other Information ....................................................................................   15

Item 6. Exhibits and Reports on Form 8-K .....................................................................   15


SIGNATURES
----------

EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Six Months Ended             Three Months Ended
                                                           December 31,                 December 31,
                                                           ------------                 ------------
                                                       1997           1996           1997           1996
                                                     --------       --------       --------       --------
Net sales                                            $ 54,965       $ 64,577       $ 26,808       $ 31,311

Cost of sales                                          36,100         43,796         17,444         21,060
                                                     --------       --------       --------       --------

Gross profit                                           18,865         20,781          9,364         10,251

Selling, general and administrative expenses           14,855         16,662          7,492          8,306

Restructuring and non-recurring charges                   133           --             --             --
                                                     --------       --------       --------       --------

Operating income                                        3,877          4,119          1,872          1,945

Equity earnings of Barnett                              3,168          2,846          1,704          1,500

Interest expense, net                                   7,751          8,210          3,899          4,145
                                                     --------       --------       --------       --------
Loss before income taxes and extraordinary loss          (706)        (1,245)          (323)          (700)

Provision for income taxes                                556            478            312            226
                                                     --------       --------       --------       --------

Loss before extraordinary loss                         (1,262)        (1,723)          (635)          (926)
Extraordinary loss                                        192           --             --             --
                                                     --------       --------       --------       --------
Net loss                                             $ (1,454)      $ (1,723)      $   (635)      $   (926)
                                                     ========       ========       ========       ========
Loss per share (basic and diluted):

Loss before extraordinary loss                       $  (0.10)      $  (0.15)      $  (0.05)      $  (0.08)
Extraordinary loss                                      (0.02)          --             --             --
                                                     --------       --------       --------       --------
Net loss                                             $  (0.12)      $  (0.15)      $  (0.05)      $  (0.08)
                                                     ========       ========       ========       ========

Weighted average shares outstanding                    12,009         11,851         12,013         11,857
                                                     ========       ========       ========       ========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1997 AND JUNE 30, 1997

                                 (IN THOUSANDS)

                                     ASSETS


                                                             December 31,       June 30,
                                                                1997             1997
                                                             (Unaudited)       (Audited)
                                                             -----------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                                   $     943       $   9,637
  Trade receivables, net                                         15,941          13,617
        Other receivables                                         2,647           2,959
  Inventories                                                    25,950          24,411
        Prepaid expenses                                          2,228           2,268
  Net assets held for sale                                         --             3,945
                                                              ---------       ---------
    Total current assets                                         47,709          56,837
                                                              ---------       ---------
INVESTMENT IN BARNETT                                            26,467          22,700
                                                              ---------       ---------
PROPERTY AND EQUIPMENT:
  Land                                                            1,471           1,447
  Buildings                                                       7,257           7,182
  Equipment                                                      13,992          13,390
                                                              ---------       ---------
                                                                 22,720          22,019
  Less accumulated depreciation and amortization                (11,196)        (10,554)
                                                              ---------       ---------
        Property and equipment, net                              11,524          11,465
                                                              ---------       ---------
COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET          8,323           8,771
UNAMORTIZED DEBT ISSUANCE COSTS, NET                              3,908           4,470
OTHER ASSETS                                                      3,556           2,989
                                                              ---------       ---------
                                                              $ 101,487       $ 107,232
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1997 AND JUNE 30, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,     June 30,
                                                                       1997            1997
                                                                    (Unaudited)      (Audited)
                                                                    -----------      ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                                  $   8,854       $   5,920
  Accounts payable                                                      11,402           9,210
  Accrued liabilities                                                    7,429           9,213
  Accrued income taxes payable                                             714              46
  Accrued interest                                                       1,329           1,807
                                                                     ---------       ---------
      Total current liabilities                                         29,728          26,196
                                                                     ---------       ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                               288             307

SENIOR SECURED DEFERRED COUPON NOTES, NET                               76,278          71,485
SENIOR NOTES                                                            35,855          47,855
SENIOR SUBORDINATED NOTES                                                  895             895

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                  --              --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,865 at December 31, 1997
    and 9,849 at June 30, 1997                                              98              97
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,148 at December 31, 1997
    and 2,150 at June 30, 1997                                              21              22
  Paid-in capital                                                       21,665          21,647
  Retained deficit                                                     (62,385)        (60,931)
                                                                     ---------       ---------
                                                                       (40,601)        (39,165)
  Cumulative currency translation adjustment                              (956)           (341)
                                                                     ---------       ---------

    Total stockholders' equity (deficit)                               (41,557)        (39,506)
                                                                     ---------       ---------
                                                                     $ 101,487       $ 107,232
                                                                     =========       =========





  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                        1997            1996
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net loss                                                            $ (1,454)      $ (1,723)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Extraordinary loss - write-off of deferred financing costs           192           --
      Non-cash interest                                                  4,793          4,250
      Equity earnings of Barnett                                        (3,168)        (2,846)
      Depreciation and amortization                                      1,535          1,135
      Other non-cash charges                                              --             (495)
  Changes in assets and liabilities:
    Trade receivables, net                                              (2,324)           274
    Inventories                                                         (1,539)        (1,440)
    Other assets                                                           241          1,167
    Accounts payable                                                     2,192         (1,930)
    Accrued liabilities                                                 (1,784)        (1,832)
    Accrued interest                                                      (478)           420
    Accrued taxes                                                          668           (972)
    Other, net                                                            (615)           (32)
                                                                      --------       --------
      Net Cash Used in Operating Activities                             (1,741)        (4,024)
                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Proceeds from the sale of a business                                   3,203           --
  Capital expenditures, net                                             (1,071)          (652)
                                                                      --------       --------
      Net Cash Provided by (Used in) Investing Activities                2,132           (652)
                                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                    56,091         61,478
  Payments under credit agreements                                     (53,157)       (57,027)
  Repurchase of Senior Notes                                           (12,000)          --
  Borrowings (Repayments) of long-term debt                                (19)           (82)
  Issuance of common stock                                                --                1
                                                                      --------       --------

      Net Cash Provided by (Used in) Financing Activities               (9,085)         4,370
                                                                      --------       --------
NET DECREASE IN CASH                                                    (8,694)          (306)

BALANCE, BEGINNING OF PERIOD                                             9,637          2,460
                                                                      --------       --------
BALANCE, END OF PERIOD                                                $    943       $  2,154
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

                                DECEMBER 31, 1997

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). As of December 31, 1997, the Company owned 44.6% of the Common Stock of Barnett Inc. (the "Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The condensed consolidated statements of operations for the three months and six months ended December 31, 1997 and 1996, the condensed balance sheet as of December 31, 1997 and the condensed statements of cash flows for the six months ended December 31, 1997 and 1996 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1997 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 1997 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.


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

        The Company currently owns 44.6% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, HVAC and other products to approximately 62,000 active customers throughout the United States. Barnett offers approximately 11,600 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. In the three months and six months ended December 31, 1997, the Company recognized $1.7 million and $3.2 million in equity income from this investment, respectively.

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

NOTE 3 - INCOME TAXES
         ------------

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes an asset and liability approach and deferred taxes are based on the estimated future effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The Company is currently unable to recognize any income tax benefit relating to its net loss. The tax provision for the three months and six months ended December 31, 1997 represents the provision for state and various foreign taxes.

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


NOTE 4 - BARNETT
         -------

         The Company owns 7,186,530 shares, or 44.6%, of the Barnett Common Stock as of December 31, 1997, which is accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds, after the underwriters' discount, of $21.6 million, and recorded a $16.7 million pre-tax gain. In April 1997, the Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products ("LeRan") to Barnett (see Note 5). The market value of the Barnett Common Stock held by the Company at December 31, 1997 was $158.1 million, valued as of the closing sales price on such date of $22.00, in comparison to the Company's carrying value of $26.5 million.

         The following table presents unaudited summary financial data for Barnett at December 31, 1997 and for the six months then ended (in thousands of dollars):

Statement of income data:                         Balance sheet data:

Net sales                 $ 98,536                Working capital         $  47,301
Operating income            11,563                Total assets               97,269
Net income                   7,104                Stockholders' equity       68,426

NOTE 5 - SALE OF  DIVISIONS
         ------------------

         Effective July 1, 1997, the Company sold the gas products business of LeRan to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. The Company's loss on the sale, net of certain costs associated with disposing of assets not included in the transaction and the closing of certain warehouses is approximately $0.1 million. The Company owned a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company consummated the sale of this facility in the fiscal 1998 first quarter, and received payment in October 1997. Included in the quarter and six months ended December 31, 1996 are net sales for LeRan of $4.5 million and $8.3 million and operating income of $0.4 million and $0.6 million, respectively.

         In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC, for $2.0 million in cash. The sale of Madison resulted in a loss of $0.7 million, which was included as a non-recurring charge in the quarter ended June 30, 1997. Included in the quarter and six months ended December 31, 1996 are net sales for Madison of $1.6 million and $3.3 million and operating income of $0.1 million and $0.1 million, respectively.

NOTE 6 - SENIOR NOTE PURCHASE OFFER
         --------------------------

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of its 11 1/8% Senior Notes due 2001 (the "Senior Notes") at par (the "Purchase Offer"). The offer expired on July 2, 1997 with $2.5 million of the notes tendered. On July 3, 1997, the Company called for redemption the $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company recorded an extraordinary charge of $0.2 million in the quarter ended September 30, 1997 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the three months ended December 31, 1997 and 1996 included interest of $.3 million and $.8 million, respectively. Cash payments during the six months ended December 31, 1997 and 1996 included interest of $3.1 million and $3.1 million, respectively. The Company made no federal income tax paid in the three months or six months ended December 31, 1997, as compared to no federal income tax paid in the three months ended December 31, 1996 and $.5 million in the six months ended December 31, 1996.

NOTE 8 - EARNINGS PER SHARE
         ------------------

         In February 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") to be effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires companies to restate earnings per share data for all periods presented. Under SFAS 128, primary earnings per share has been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share continues to utilize the weighted average number of shares of common stock and common stock equivalents, which include outstanding stock options and warrants. Since the Company is in a loss position, basic earnings per share is more dilutive than diluted earnings per share. As a result, the Company has disclosed basic earnings per share as basic and diluted.

         The number of shares of common stock used to calculate basic earnings per share are as follows:

                                              Six Months                 Three Months
                                              ----------                 ------------
                  December 31, 1997  -        12,008,655                 12,013,072
                  December 31, 1996  -        11,851,462                 11,856,774

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


FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------

Net Sales
---------

         Net sales for the fiscal 1998 second quarter ended December 31, 1997 totaled $26.8 million, a decrease of $4.5 million from the $31.3 million for the comparable quarter in fiscal 1997. Included in the prior year second fiscal quarter were net sales of $6.2 million for LeRan and Madison, which were recently sold by the Company. Excluding the sales from those operations, comparable net sales increased by $1.7 million, or 6.7%. U.S. Lock and the Company's foreign sourcing operations recorded net sales increases for the fiscal 1998 second quarter, in comparison to the same period last year, of 21.9% and 30.2%, respectively. Sales made by the foreign sourcing operations to Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly catalogs mailed and the expansion in the number of professional telesales representatives. During the same comparable periods, Consumer Products Group's net sales decreased by approximately $0.4 million, or 2.6%, primarily due to the closing of select stores by Builders Square.

Gross Profit
------------

         Gross profit margin increased to 34.9% from 32.7%, but gross profit decreased to $9.4 million from $10.3 million, for the three months ended December 31, 1997 as compared to the corresponding quarter in the prior fiscal year. The decrease in gross profit is attributable to the sale of LeRan Gas Products and Madison Equipment which contributed $1.5 million in gross profit in the quarter ended December 31, 1996, at an average gross profit margin of 24.8%. Gross profit margins for the continuing businesses are higher than the margins of the operations sold and improved for the fiscal 1998 second quarter as compared to the same quarter last year. The improvement is due to a combination of product mix, price increases and lower costs on certain products manufactured in China.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $8.3 million for the quarter ended December 31, 1996 to $7.5 million for the current quarter ended December 31, 1997. As a percentage of sales, SG&A expenses increased from 26.5% for the fiscal 1997 second quarter to 27.9% for the fiscal 1998 second quarter. All of the expense reductions relate to the elimination of LeRan and Madison's results in the fiscal 1998 second quarter. Excluding the operations sold, SG&A expenses were $7.5 million for the quarter ended December 31, 1997, as compared to $7.2 million for the quarter ended December 31, 1996. However, as a percentage of net sales, SG&A expenses improved from 28.7% to 28.0% due to the net sales increases at the continuing operations.

Equity Earnings of Barnett
--------------------------

The Company recorded equity earnings from its 44.6% ownership interest in Barnett of $1.7 million for the quarter ended December 31, 1997. For the comparable quarter in fiscal 1997, the Company recorded equity earnings from its 49.9% ownership interest in Barnett of $1.5 million. The increase is attributable to Barnett's net earnings increase.

Interest Expense
----------------

         For the quarter ended December 31, 1997, interest expense totaled $3.9 million, a decrease of $0.2 million from the $4.1 million in the comparable quarter last year. The decrease is primarily due to the repayment of debt with proceeds from the Barnett Secondary Offering. Average borrowings for the current year's quarter amounted to $121.4 million, with a weighted average interest rate of 12.0%, as compared to $131.6 million in the same quarter last year with weighted average interest rate of 11.7%.

Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.3 million and $0.2 million for the second quarter of fiscal 1998 and 1997, respectively. The provision for the current quarter primarily represents state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic losses not benefited and goodwill amortization.

Net Loss
--------

         The Company's net loss for the quarter ended December 31, 1997 amounted to $0.6 million, or $0.05 per basic and diluted share, as compared to the loss of $0.9 million, or $0.08 per basic and diluted share, in the fiscal 1997 second quarter.


FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
---------------------------------------------------

Net Sales
---------

         Net sales for the six months ended December 31, 1997 totaled $55.0 million, a decrease of $9.6 million from the $64.6 million for the comparable period in fiscal 1997. Included in the prior year six month period were net sales of $11.7 million for LeRan and Madison, which were recently sold by the Company. Excluding the sales from those operations, comparable net sales increased by $2.0 million, or 3.9%. U.S. Lock and the Company's foreign sourcing operations recorded net sales increases for the six month period in fiscal 1998, in comparison to the same period last year, of 21.7% and 19.5%, respectively. Sales made by the foreign sourcing operations to Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly catalogs mailed and the expansion in the number of professional telesales representatives. During the same comparable periods, Consumer Products Group's net sales decreased by approximately $1.4 million, or 4.4%, principally due to the loss of net sales of $1.1 million to Ernst, which closed its operation in the first quarter of fiscal 1997.

Gross Profit
------------

         The gross profit margin for the six months ended December 31, 1997 increased to 34.3% from 32.2% for the six months ended December 31, 1996. However, gross profit decreased to $18.9 million for the current six month period as compared to $20.8 million for the six months ended December 31, 1996. The decrease in gross profit is attributable to the sale of LeRan Gas Products and Madison Equipment which contributed $2.8 million in gross profit in the six months ended December 31, 1996, at an average gross profit margin of 24.2%. Excluding those operations, gross profit for the six months ended December 31, 1997 improved by $0.9 million and the gross profit margin improved from 33.9% to 34.3% in comparison to the same period last year. Gross profit margins for the continuing businesses are higher than the margins of the operations sold and improved for the six months ended December 31, 1997 as compared to the same period last year. The improvement is due to a combination of product mix, price increases and lower costs on certain products manufactured in China.


Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses decreased from $16.7 million for the six months ended December 31, 1996 to $14.9 million for the six month period ended December 31, 1997. As a percentage of sales, SG&A expenses increased from 25.8% for the six month period in fiscal 1997 to 27.0% for the six months ended December 31, 1997. All of the expense reductions relate to the elimination of LeRan and Madison's results in the fiscal 1998 period. Excluding the operations sold, SG&A expenses increased from $14.5 million to $14.9 million for the six months ended December 31, 1996 and 1997, respectively. However, as a percentage of sales, the ratio improved from 27.5% to 27.0% due to an increase in net sales at the continuing businesses.

Restructuring and Non-recurring Charges
---------------------------------------

         In the six months ended December 31, 1997, the Company recorded a non-recurring charge of $133,000 associated with the sale of the principal business of LeRan to Barnett and the costs of closing several facilities utilized by the business and other closing costs.

Equity Earnings of Barnett
--------------------------

The Company recorded equity earnings from its 44.6% ownership interest in Barnett of $3.2 million for the six months ended December 31, 1997. For the comparable period in fiscal 1997, the Company recorded equity earnings from its 49.9% ownership interest in Barnett of $2.8 million.

Interest Expense
----------------

         For the six months ended December 31, 1997, interest expense totaled $7.8 million, a decrease of $0.4 million from the $8.2 million in the comparable period last year. The decrease is primarily due to the repayment of debt with proceeds from the Barnett Secondary Offering. Average borrowings for the six months ended December 31, 1997 amounted to $121.5 million, with a weighted average interest rate of 12.0%, as compared to $129.7 million in the same period last year with weighted average interest rate of 11.8%.

Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.6 million and $0.5 million for the six months ended December 31, 1997 and 1996, respectively. The provision for the current period primarily represents state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic losses not benefited and goodwill amortization.

Extraordinary Loss
------------------

         In the six months ended December 31, 1997, the Company incurred an extraordinary charge of $0.2 million associated with the write-off of deferred financing costs from the repurchase of $12.0 million of Senior Notes in July and August 1997. (See Note 6)

Net Loss
--------

         The Company's net loss for the six months ended December 31, 1997 amounted to $1.5 million, or $0.12 per basic and diluted share, as compared to the loss of $1.7 million, or $0.15 per basic and diluted share, in the same period last year. Included in the fiscal 1998 results is an extraordinary charge of $0.2 million, or $0.02 per basic and diluted loss share, from the write-off of deferred financing costs as discussed above.


B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At December 31, 1997, the Company had $14.9 million available under the credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement and Term Loans (herein defined) have been classified as a current liability. The Company was in compliance with all loan covenants at December 31, 1997.

         The Company entered into the Credit Agreement in June 1996. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans (the "Term Loans") of up to $5.0 million. At December 31, 1997, there were $5.0 million of Term Loans and $3.2 million of borrowings under the Credit Agreement outstanding. The Credit Agreement and Term Loans expire May 31, 1999.

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

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, one of Consumer Products' largest customers, Kmart, accounted for approximately 16.5% and 17.6% of net sales for Consumer Products in fiscal 1997 and fiscal 1996, respectively, and Kmart's former subsidiary, Builders Square, accounted for approximately 21.9% and 24.7% of Consumer Products' net sales in fiscal 1997 and fiscal 1996, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and has combined the two outfits into the nation's third largest home improvement chain. Presently, the supply relationship between Consumer Products and Builders Square has not changed. Although Consumer Products is a long term supplier to Kmart and Builders Square, as well as a supplier to Hechingers, there can be no assurance that any of the foregoing relationships will continue or as to the terms of any of the relationships that do continue. In the event Consumer Products were to lose either Kmart or Builders Square / Hechingers as a customer or Kmart or Builders / Hechingers, were to significantly curtail its purchases from Consumer Products, there would be material adverse effects.

         At December 31, 1997, the Company had in excess of $46 million of available domestic net operating loss carryforwards for income tax purposes which expire 2008 through 2010 and $26.3 million of original issue discount that has been expensed on the Company's financial statements, which will become deductible for tax purposes when the debt is repaid.

         The Company does not have any commitments to make substantial capital expenditures; however, during fiscal 1998, it has begun to modify its information technology systems and software to be Year 2000 compatible. The most significant expenditure will be at Consumer Products, which has budgeted approximately $1.0 million in total capital expenditures and costs. Of the expenditures at Consumer Products, it is estimated that approximately $0.7 million will be spent on Year 2000 compliance, which is expected to be completed by June 30, 1998. Other operations of the Company are also working toward being Year 2000 compliant and the Company anticipates that all of its operations will complete the modifications before it impacts its operations.

         The Company believes that the funds generated from operations along with the funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until December 1, 1999 (the date that cash interest becomes payable by the Company under the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes")). The Company currently believes that there will not be sufficient cash flow from operations to make the December 1999 interest payments on the Deferred Coupon Notes. Accordingly, the Company intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated.


         At December 31, 1997, the Company had working capital of $18.0 million and a current ratio of 1.6 to 1.0.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $1.7 million in the six months ended December 31, 1997, principally due to an increase in trade receivables and inventory and a decrease in accrued liabilities. Also affecting net cash used for operations was $3.2 million in equity earnings of Barnett. Cash flow provided by investments totaled $2.1 million, primarily attributable to the proceeds from the sale of LeRan to Barnett for $3.2 million in cash and $0.6 million in Barnett Common Stock, which was partially offset by capital expenditures of $1.1 million. Cash flow used for financing activities totaled $9.1 million, primarily due to the repurchase of $12.0 million of Senior Notes in July and August 1997.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1997 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                            WAXMAN INDUSTRIES, INC.
                                            -----------------------
                                            REGISTRANT






DATE:  FEBRUARY 4, 1998               BY: /S/ MARK W. WESTER
                                            MARK W. WESTER
                                            VICE PRESIDENT-FINANCE
                                            AND CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER)

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