Form 10-Q
period 1998-03-31
WAXMAN INDUSTRIES INC
filed 1998-05-06
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                            --------------

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

9,904,251 shares of Common Stock, $.01 par value, and 2,148,421 shares of Class B Common Stock, $.01 par value, were outstanding as of May 4, 1998.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------



                                                                                         PAGE
                                                                                         ----


PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Nine Months and Three Months Ended March 31, 1998 and 1997.................... 3

            Condensed Consolidated Balance Sheets - March 31, 1998 and June 30, 1997...... 4-5

            Condensed Consolidated Statements of Cash Flows -
            Nine  Months Ended March 31, 1998 and 1997.................................... 6

            Notes to Condensed Consolidated Financial Statements.......................... 7-10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................................... 11-15


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information................................................................ 16

Item 6.  Exhibits and Reports on Form 8-K................................................. 16


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Nine Months Ended       Three Months Ended
                                                         March 31,              March 31,
                                                         ---------              ---------
                                                     1998        1997        1998        1997
                                                     ----        ----        ----        ----
Net sales                                         $ 79,409    $ 92,999    $ 24,444    $ 28,422

Cost of sales                                       52,000      62,945      15,900      19,149
                                                  --------    --------    --------    --------

Gross profit                                        27,409      30,054       8,544       9,273

Selling, general and administrative expenses        22,375      24,938       7,520       8,276

Restructuring and non-recurring charges                133        --          --           --
                                                  --------    --------    --------    --------

Operating income                                     4,901       5,116       1,024         997

Equity earnings of Barnett                           4,622       4,394       1,454       1,548

Interest expense, net                               11,839      12,453       4,088       4,243
                                                  --------    --------    --------    --------

Loss before income taxes and extraordinary loss     (2,316)     (2,943)     (1,610)     (1,698)

Provision for income taxes                             786         625         230         147
                                                  --------    --------    --------    --------


Loss before extraordinary loss                      (3,102)     (3,568)     (1,840)     (1,845)
Extraordinary loss                                     192        --          --          --
                                                  --------    --------    --------    --------
Net loss                                          $ (3,294)   $ (3,568)   $ (1,840)   $ (1,845)
                                                  ========    ========    ========    ========

Loss per share (basic and diluted):

Loss before extraordinary loss                    $  (0.25)   $  (0.30)   $  (0.15)   $  (0.15)

Extraordinary loss                                   (0.02)       --          --          --
                                                  --------    --------    --------    --------
Net loss                                          $  (0.27)   $  (0.30)   $  (0.15)   $  (0.15)
                                                  ========    ========    ========    ========

Weighted average shares outstanding                 12,017      11,893      12,034      11,976
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1998 AND JUNE 30, 1997

                                 (IN THOUSANDS)

                                     ASSETS




                                                             March 31,       June 30,
                                                               1998            1997
                                                            (Unaudited)     (Audited)
                                                             ---------      ---------
CURRENT ASSETS:
  Cash and cash equivalents                                  $     727      $   9,637
  Trade receivables, net                                        15,552         13,617
    Other receivables                                            2,343          2,959
  Inventories                                                   27,257         24,411
    Prepaid expenses                                             2,449          2,268
  Net assets held for sale                                         --           3,945
                                                             ---------      ---------
    Total current assets                                        48,328         56,837
                                                             ---------      ---------

INVESTMENT IN BARNETT                                           27,922         22,700
                                                             ---------      ---------

PROPERTY AND EQUIPMENT:
  Land                                                           1,496          1,447
  Buildings                                                      7,279          7,182
  Equipment                                                     14,481         13,390
                                                             ---------      ---------
                                                                23,256         22,019
  Less accumulated depreciation and amortization               (11,586)       (10,554)
                                                             ---------      ---------
    Property and equipment, net                                 11,670         11,465
                                                             ---------      ---------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET         8,256          8,771
UNAMORTIZED DEBT ISSUANCE COSTS, NET                             3,716          4,470
OTHER ASSETS                                                     4,630          2,989
                                                             ---------      ---------
                                                             $ 104,522      $ 107,232
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1998 AND JUNE 30, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 March 31,       June 30,
                                                                    1998           1997
                                                                (Unaudited)     (Audited)
                                                                 ---------      ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                              $  13,148      $   5,920
  Accounts payable                                                  10,056          9,210
  Accrued liabilities                                                7,267          9,213
  Accrued income taxes payable                                         905             46
  Accrued interest                                                     387          1,807
                                                                 ---------      ---------
      Total current liabilities                                     31,763         26,196
                                                                 ---------      ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                           630            307

SENIOR SECURED DEFERRED COUPON NOTES, NET                           78,797         71,485
SENIOR NOTES                                                        35,855         47,855
SENIOR SUBORDINATED NOTES                                              895            895

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                              --             --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,904 at March 31, 1998
    and 9,849 at June 30, 1997                                          98             97
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,148 at March 31, 1998
    and 2,150 at June 30, 1997                                          21             22
  Paid-in capital                                                   21,723         21,647
  Retained deficit                                                 (64,225)       (60,931)
                                                                 ---------      ---------
                                                                   (42,383)       (39,165)
  Cumulative currency translation adjustment                        (1,035)          (341)
                                                                 ---------      ---------

    Total stockholders' equity (deficit)                           (43,418)       (39,506)
                                                                 ---------      ---------
                                                                 $ 104,522      $ 107,232
                                                                 =========      =========





     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                       1998          1997
                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (3,294)     $ (3,568)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Extraordinary loss - write-off of deferred financing costs          192           -
      Non-cash interest                                                 7,312         6,483
      Equity earnings of Barnett                                       (4,622)       (4,394)
      Depreciation and amortization                                     2,181         1,543
      Other non-cash charges                                             --             (49)
  Changes in assets and liabilities:
    Trade receivables, net                                             (1,935)       (2,531)
    Inventories                                                        (2,846)        1,744
    Other assets                                                         (750)          875
    Accounts payable                                                      846        (2,938)
    Accrued liabilities                                                (1,946)       (2,779)
    Accrued interest                                                   (1,420)         (647)
    Accrued taxes                                                         859          (972)
    Other, net                                                           (694)          (35)
                                                                     --------      --------
      Net Cash Used in Operating Activities                            (6,117)       (7,268)
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of a business                                  3,203           -
  Capital expenditures, net                                            (1,623)       (1,352)
                                                                     --------      --------
      Net Cash Provided by (Used in) Investing Activities               1,580        (1,352)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                   80,376        93,485
  Payments under credit agreements                                    (73,148)      (85,141)
  Repurchase of Senior Notes                                          (12,000)          -
  Borrowings (Repayments) of long-term debt                               323           (45)
  Issuance of common stock                                                 76           227
                                                                     --------      --------

      Net Cash Provided by (Used in) Financing Activities              (4,373)        8,526
                                                                     --------      --------

NET DECREASE IN CASH                                                   (8,910)          (94)

BALANCE, BEGINNING OF PERIOD                                            9,637         2,460
                                                                     --------      --------

BALANCE, END OF PERIOD                                               $    727      $  2,366
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). As of March 31, 1998, the Company owned 44.6% of the Common Stock of Barnett Inc. (the "Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The condensed consolidated statements of operations for the three months and nine months ended March 31, 1998 and 1997, the condensed balance sheet as of March 31, 1998 and the condensed statements of cash flows for the nine months ended March 31, 1998 and 1997 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1997 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1998 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission.


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

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI International, Inc. ("TWI"). WOC is comprised of two divisions, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products, and Medal Distributing, a supplier of hardware products. TWI includes the Company's foreign sourcing operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized, black and bronze pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

        The Company currently owns 44.6% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, HVAC and other products to approximately 64,000 active customers throughout the United States. Barnett offers approximately 11,600 name brand and private label products through its industry recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. In the three months and nine months ended March 31, 1998, the Company recognized $1.5 million and $4.6 million in equity income from this investment, respectively.

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

NOTE 3 - INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes an asset and liability approach and deferred taxes are based on the estimated future effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The Company is currently unable to recognize any income tax benefit relating to its net loss. The tax provision for the three months and nine months ended March 31, 1998 represents the provision for state and various foreign taxes.

         At June 30, 1997, the Company had approximately $48.3 million of available domestic net operating loss carryforwards which will expire between 2009 and 2010. The benefit of these net operating loss carryforwards has been reduced 100% by a valuation allowance. The Company will continue to evaluate the valuation allowance and to the extent that the allowance is no longer required, the tax benefits of the remaining net deferred tax assets will be recognized in the future. The Company also has alternative minimum tax credit carryforwards of approximately $0.7 million at June 30, 1997, which are available to reduce future regular income taxes over an indefinite period.


NOTE 4 - BARNETT

         The Company owns 7,186,530 shares, or 44.6%, of the Barnett Common Stock as of March 31, 1998, which is accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds, after the underwriters' discount, of $21.6 million, and recorded a $16.7 million pre-tax gain. In April 1997, the Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products ("LeRan") to Barnett (see Note 5). The market value of the Barnett Common Stock held by the Company at March 31, 1998 was $154.5 million, valued as of the closing sales price on such date of $21.50, in comparison to the Company's carrying value of $27.9 million.

         The following table presents unaudited summary financial data for Barnett at March 31, 1998 and for the nine months then ended (in thousands of dollars):


Statement of income data:                  Balance sheet data:

Net sales            $148,001              Working capital          $ 49,223
Operating income       17,022              Total assets               94,597
Net income             10,405              Stockholders' equity       71,822

NOTE 5 - SALE OF DIVISIONS

         Effective July 1, 1997, the Company sold the gas products business of LeRan to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. The Company's loss on the sale, net of certain costs associated with disposing of assets not included in the transaction and the closing of certain warehouses is approximately $0.1 million. The Company owned a 56,000 square foot facility in Coldwater, Michigan that was previously utilized by LeRan. The Company consummated the sale of this facility in the fiscal 1998 first quarter, and received payment in October 1997. Included in the quarter and nine months ended March 31, 1997 are net sales for LeRan of $2.8 million and $11.1 million and operating income of $25,000 and $0.6 million, respectively.

         In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC, for $2.0 million in cash. The sale of Madison resulted in a loss of $0.7 million, which was included as a non-recurring charge in the quarter ended June 30, 1997. Included in the quarter and nine months ended March 31, 1997 are net sales for Madison of $1.7 million and $5.0 million and operating income of $49,000 and $0.2 million, respectively.

NOTE 6 - SENIOR NOTE PURCHASE OFFER

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

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the three months ended March 31, 1998 and 1997 included interest of $2.3 million and $2.9 million, respectively. Cash payments during the nine months ended March 31, 1998 and 1997 included interest of $5.4 million and $6.1 million, respectively. The Company made no federal income tax payment in the three months or nine months ended March 31, 1998 or in the three months ended March 31, 1997 and paid $0.5 million in federal income tax in the nine months ended March 31, 1997.

NOTE 8 - CAPITAL STOCK AND EARNINGS PER SHARE


         As of March 31, 1998, the Company had 1,544,700 stock options outstanding, at an average exercise price of $2.38, under its 1992 Non-Qualified and Incentive Stock Option Plan; 70,000 stock options outstanding, at an average exercise price of $2.25, under its 1994 Non-Employee Directors Stock Option Plan; and 2,950,000 warrants outstanding, at an average exercise price of $2.45, from its issuance of the 12 3/4% Senior Securred Deferred Coupon Notes due June 1, 2004. Since the Company is in a loss position, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted, as discussed below.

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

         The Company has granted a total of 500,000 Stock Appreciation Rights ("SAR") to certain members of management at a base price of $3 3/8. Four hundred thousand SAR's vest in March 1999, with the balance vesting in September 1999. Upon exercise, the grantee is entitled to an amount equal to the excess of the fair value per share on the date of exercise over the base price of the SAR. The amount can be received in either cash or common stock of the Company.

         The Company has two classes of common stock. Each share of the Company's common stock (the "Common Stock) entitles its holder to noe vote, while each share of Class B common stock entitles its holder to ten votes. Cash dividends on the Class B common stock may not exceed those on the common Stock. Due to restricted transferability, there is no trading market for the Class B common stock. However, the Class B common stock may be converted, at the stockholders option, into Common Stock on a share-for-share basis at any time without cost to the stockholder.

         The Company is authorized to issue two million shares of preferred stock in series, with terms fixed by resolution of the Board of Directors. No preferred shares have been issued as of June 30, 1997.

         The number of shares of common stock used to calculate basic earnings per share are as follows:


                                      Nine Months      Three Months
                                      -----------      ------------
                  March 31, 1998  -   12,017,055         12,033,855
                  March 31, 1997  -   11,892,909         11,975,805

NOTE 9 - SEGMENT INFORMATION

         The Company classifies its businesses into two business segments: (i) distribution of plumbing, security hardware and other products, which includes the operations of Consumer Products and WOC; and (ii) foreign sourcing operations, which includes the Company's sourcing and packaging operations in Taiwan and China, and Western American Manufacturing, Inc. ("WAMI"), an operation in Mexico that provides galvinized and black pipe nipples and malleable fittings. These products are sold primarily to D-I-Y home centers and retailers in the United States. Sales outside of the United States are insignificant. In addition, nearly all of the products from the foreign sourcing operations are sold to the Company's wholly-owned operations and Barnett. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).


Nine months and quarter ended                        Foreign         Corporate
March 31, 1998 and 1997          Distribution        Sourcing        and Other          Elimination            Total
-----------------------          ------------        --------        ---------          -----------            -----

Reported net sales:
Fiscal 1998 nine months           $ 63,107          $ 30,064              --             $(13,762)          $ 79,409
Fiscal 1997 nine months             78,684            26,186              --              (11,871)            92,999

Fiscal 1998 quarter                 20,037             8,098              --               (3,691)            24,444
Fiscal 1997 quarter                 24,062            12,826              --               (8,466)            28,422


Operating income (loss):
Fiscal 1998 nine months           $  5,027          $  2,537          $ (2,663)              --             $  4,901
Fiscal 1997 nine months              5,952             1,627            (2,463)              --                5,116

Fiscal 1998 quarter                  1,325               697              (998)             1,024
Fiscal 1997 quarter                  1,413               397              (813)               997


Identifiable assets:
March 31, 1998                    $ 49,912          $ 16,846          $ 37,764               --             $104,522
June 30, 1997                       48,836            16,449            41,947               --              107,232

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


FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net Sales
---------

         Net sales for the fiscal 1998 third quarter ended March 31, 1998 totaled $24.4 million, a decrease of $4.0 million from the $28.4 million for the comparable quarter in fiscal 1997. Included in the prior year third fiscal quarter were net sales of $4.4 million for LeRan and Madison, which were recently sold by the Company. Excluding the sales from those operations, comparable net sales increased by $0.4 million, or 1.8%. U.S. Lock recorded a net sales increase for the fiscal 1998 third quarter, in comparison to the same period last year, of 22.6%, while the Company's foreign sourcing operations reported a slight increase during the same period. Sales made by the foreign sourcing operations to Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly catalogs mailed and the expansion in the number of professional telesales representatives. During the same comparable periods, Consumer Products Group's net sales decreased by approximately $0.6 million, or 4.4%, primarily due to the closing of selected stores by Builders Square and due to lower purchases in certain product categories by certain retailers, which we believe are attributable to their inventory management efforts.

Gross Profit
------------

         Gross profit margin increased to 34.9% from 32.6%, but gross profit decreased to $8.5 million for the three months ended March 31, 1998 as compared to $9.3 million the corresponding quarter in the prior fiscal year. The decrease in gross profit is attributable to the sale of LeRan Gas Products and Madison Equipment which contributed $1.1 million in gross profit in the quarter ended March 31, 1997, at an average gross profit margin of 25.1%. Gross profit margins for the continuing businesses are higher than the margins of the operations sold and improved for the fiscal 1998 third quarter as compared to the same quarter last year. The improvement is also due to a combination of product mix, price increases and lower costs on certain products manufactured in China.


Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $8.3 million for the quarter ended March 31, 1997 to $7.5 million for the current quarter ended March 31, 1998. As a percentage of sales, SG&A expenses increased from 29.1% for the fiscal 1997 third quarter to 30.8% for the fiscal 1998 third quarter. All of the expense reductions relate to LeRan and Madison's results not being included in the fiscal 1998 third quarter. Excluding the operations sold, SG&A expenses of $7.5 million for the quarter ended March 31, 1998, compared to $7.2 million for the quarter ended March 31, 1997. As a percentage of net sales, SG&A expenses increased from 30.2% to 30.8% principally due to the net sales decreases at the Consumer Products operations.



Equity Earnings of Barnett
--------------------------

The Company recorded equity earnings from its 44.6% ownership interest in Barnett of $1.5 million for the quarter ended March 31, 1998. For the comparable quarter in fiscal 1997, the Company recorded equity earnings from its 49.9% ownership interest in Barnett of $1.5 million.


Interest Expense
----------------

         For the quarter ended March 31, 1998, interest expense totaled $4.1 million, a decrease of $0.1 million from the $4.2 million in the comparable quarter last year. The decrease is primarily due to the repayment of debt with proceeds from the Barnett Secondary Offering. Average borrowings for the current year's quarter amounted to $127.5 million, with a weighted average interest rate of 12.1%, as compared to $139.4 million in the same quarter last year with weighted average interest rate of 11.5%.

Provision For Income Taxes
--------------------------

         The provision for income taxes amounted to $0.2 million and $0.1 million for the third quarter of fiscal 1998 and 1997, respectively. The provision for the current quarter primarily represents state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic losses not benefited and goodwill amortization.

Net Loss
--------

         The Company's net loss for the quarter ended March 31, 1998 amounted to $1.8 million, or $0.15 per basic and diluted share, as compared to the loss of $1.8 million, or $0.15 per basic and diluted share, in the fiscal 1997 third quarter.


FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

Net Sales
---------

         Net sales for the nine months ended March 31, 1998 totaled $79.4 million, a decrease of $13.6 million from the $93.0 million for the comparable period in fiscal 1997. Included in the prior year nine month period were net sales of $16.1 million for LeRan and Madison, which were recently sold by the Company. Excluding the sales from those operations, comparable net sales increased by $2.5 million, or 3.2%. U.S. Lock and the Company's foreign sourcing operations recorded net sales increases for the nine month period in fiscal 1998, in comparison to the same period last year, of 22.0% and 13.9%, respectively. Sales made by the foreign sourcing operations to Barnett account for nearly all of their reported sales and have increased due to the growth of Barnett. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly catalogs mailed and the expansion in the number of professional telesales representatives. During the same comparable periods, Consumer Products Group's net sales decreased by approximately $2.0 million, or 4.4%, principally due to the loss of net sales of $1.1 million to Ernst, which closed its operation in the first quarter of fiscal 1997 and lower sales to Builders Square due to the closing of selected stores by the retailer.

Gross Profit
------------

         The gross profit margin for the nine months ended March 31, 1998 increased to 34.5% from 32.3% for the nine months ended March 31, 1997. However, gross profit decreased to $27.4 million for the current nine month period as compared to $30.1 million for the nine months ended March 31, 1997. The decrease in gross profit is attributable to the sale of LeRan Gas Products and Madison
Equipment which contributed $3.9 million in gross profit in the nine months ended March 31, 1997, at an average gross profit margin of 24.5%. Excluding those operations, gross profit for the nine months ended March 31, 1998 improved by $1.3 million and the gross profit margin improved from 34.0% to 34.5% in comparison to the same period last year. Gross profit margins for the continuing businesses are higher than the margins of the operations sold and improved for the nine months ended March 31, 1998 as compared to the same period last year. The improvement is also due to a combination of product mix, price increases and lower costs on certain products manufactured in China.


Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses decreased from $24.9 million for the nine months ended March 31, 1997 to $22.4 million for the nine month period ended March 31, 1998. As a percentage of sales, SG&A expenses increased from 26.8% for the nine month period in fiscal 1997 to 28.2% for the nine months ended March 31, 1998. All of the expense reductions relate to the elimination of LeRan and Madison's results in the fiscal 1998 period. Excluding the operations sold, SG&A expenses increased from $21.8 million to $22.4 million for the nine months ended March 31, 1997 and 1998, respectively. However, as a percentage of sales, the ratio improved from 28.3% to 28.2% due to an increase in net sales at the continuing businesses.


Restructuring and Non-Recurring Charges
---------------------------------------

         In the nine months ended March 31, 1998, the Company recorded a non-recurring charge of $133,000 associated with the sale of the principal business of LeRan to Barnett and the costs of closing several facilities utilized by the business and other closing costs.


Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its 44.6% ownership interest in Barnett of $4.6 million for the nine months ended March 31, 1998. For the comparable period in fiscal 1997, the Company recorded equity earnings from its 49.9% ownership interest in Barnett of $4.4 million.


Interest Expense
----------------

         For the nine months ended March 31, 1998, interest expense totaled $11.8 million, a decrease of $0.7 million from the $12.5 million in the comparable period last year. The decrease is primarily due to the repayment of debt with proceeds from the Barnett Secondary Offering. Average borrowings for the nine months ended March 31, 1998 amounted to $123.4 million, with a weighted average interest rate of 12.1%, as compared to $134.1 million in the same period last year with weighted average interest rate of 11.7%.


Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.8 million and $0.6 million for the nine months ended March 31, 1998 and 1997, respectively. The provision for the current period primarily represents state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic losses not benefited and goodwill amortization.


Extraordinary Loss
------------------

         In the nine months ended March 31, 1998, the Company incurred an extraordinary charge of $0.2 million associated with the write-off of deferred financing costs from the repurchase of $12.0 million of Senior Notes in July and August 1997. (See Note 6)

Net Loss
--------

         The Company's net loss for the nine months ended March 31, 1998 amounted to $3.3 million, or $0.27 per basic and diluted share, as compared to the loss of $3.6 million, or $0.30 per basic and diluted share, in the same period last year. Included in the fiscal 1998 results is an extraordinary charge of $0.2 million, or $0.02 per basic and diluted loss share, from the write-off of deferred financing costs as discussed above.


B.       LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had $11.8 million available under the credit agreement with BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement contains certain covenants and restrictions, including a material adverse effect clause and the requirement to maintain cash collateral accounts. Accordingly, borrowings under the Credit Agreement and Term Loans (herein defined) have been classified as a current liability. The Company was in compliance with all loan covenants at March 31, 1998.

         The Company entered into the Credit Agreement in June 1996. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans (the "Term Loans") of up to $5.0 million. At March 31, 1998, there were $5.0 million of Term Loans and $8.1 million of borrowings under the Credit Agreement outstanding. The Credit Agreement and Term Loans expire May 31, 1999.

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

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers, hardware stores and lumberyards. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, one of Consumer Products' largest customers, Kmart, accounted for approximately 16.5% and 17.6% of net sales for Consumer Products in fiscal 1997 and fiscal 1996, respectively, and Kmart's former subsidiary, Builders Square, accounted for approximately 21.9% and 24.7% of Consumer Products' net sales in fiscal 1997 and fiscal 1996, respectively. During fiscal 1997, the Company was advised by Kmart that, after it had completed a vendor review, Consumer Products had successfully retained the supply arrangements for plumbing and hardware products. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and has combined the two outfits into the nation's third largest home improvement chain. Presently, the supply relationship between Consumer Products and Builders Square has not changed. Although Consumer Products is a long term supplier to Kmart and Builders Square, as well as a supplier to Hechingers, there can be no assurance that any of the foregoing relationships will continue or as to the terms of any of the relationships that do continue. In the event Consumer Products were to lose either Kmart or Builders Square / Hechingers as a customer or Kmart or Builders / Hechingers were to significantly curtail its purchases from Consumer Products, there would be material adverse effects.

         At March 31, 1998, the Company had in excess of $48.3 million of available domestic net operating loss carryforwards for income tax purposes which expire 2009 through 2010 and $28.8 million of original issue discount that has been expensed on the Company's financial statements, which will become deductible for tax purposes when the debt is repaid.

         The Company does not have any commitments to make substantial capital expenditures; however, during fiscal 1998, it has begun to modify its information technology systems and software to be Year 2000 compatible. The most significant expenditure will be at Consumer Products, which has budgeted approximately $1.0 million in total capital expenditures and costs. Of the expenditures at Consumer Products, it is estimated that approximately $0.7 million will be spent on Year 2000 compliance, which was completed in April 1998. Other operations of the Company are also working toward being Year 2000 compliant and the Company anticipates that all of its operations will complete the modifications before it impacts its operations.

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


         At March 31, 1998, the Company had working capital of $16.6 million and a current ratio of 1.5 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $6.1 million in the nine months ended March 31, 1998, principally due to an increase in trade receivables and inventory and a decrease in accrued liabilities and accrued interest. Also affecting net cash used for operations was $4.6 million in equity earnings of Barnett. Cash flow provided by investments totaled $1.6 million, primarily attributable to the proceeds from the sale of LeRan to Barnett for $3.2 million in cash and $0.6 million in Barnett Common Stock, which was partially offset by capital expenditures of $1.6 million. Cash flow used for financing activities totaled $4.4 million, primarily due to the repurchase of $12.0 million of Senior Notes in July and August 1997.

PART II. OTHER INFORMATION
         -----------------


ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1998 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                              WAXMAN INDUSTRIES, INC.
                                              -----------------------
                                              REGISTRANT






DATE:  MAY 6, 1998                            BY: /S/ MARK W. WESTER
                                                    MARK W. WESTER
                                                    VICE PRESIDENT-FINANCE
                                                    AND CHIEF FINANCIAL OFFICER
                                                    (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

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