Form 10-Q
period 1998-09-30
WAXMAN INDUSTRIES INC
filed 1998-11-12
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                                             ------------------

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

9,909,026 shares of Common Stock, $.01 par value, and 2,148,271 shares of Class B Common Stock, $.01 par value, were outstanding as of November 3, 1998.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q





                                                                                                    PAGE
                                                                                                    ----


PART 1.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 1998 and 1997..................................          3

            Condensed Consolidated Balance Sheets - September 30, 1998 and June 30, 1998....          4-5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1998 and 1997..................................          6

            Notes to Condensed Consolidated Financial Statements............................          7-10
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................................          11-15


PART II. OTHER INFORMATION
--------------------------

Item 5. Other Information...................................................................          16

Item 6. Exhibits and Reports on Form 8-K....................................................          16


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1998             1997
                                                         ----             ----
Net sales                                              $ 28,229         $ 28,157

Cost of sales                                            19,141           18,656
                                                       --------         --------

Gross profit                                              9,088            9,501

Selling, general and administrative expenses              8,247            7,363

Restructuring and non-recurring charges                   1,350              133
                                                       --------         --------

Operating (loss) income                                    (509)           2,005

Equity earnings of Barnett                                1,527            1,464

Interest expense, net                                     4,310            3,852
                                                       --------         --------

Loss before income taxes and extraordinary loss          (3,292)            (383)

Provision for income taxes                                  186              244
                                                       --------         --------

Loss before extraordinary loss                           (3,478)            (627)
Extraordinary loss                                           --              192
                                                       --------         --------
Net loss                                               $ (3,478)        $   (819)
                                                       ========         ========

Loss per share (basic and diluted):

Loss before extraordinary loss                         $  (0.29)        $  (0.05)

Extraordinary loss                                           --            (0.02)
                                                       --------         --------
Net loss                                               $  (0.29)        $  (0.07)
                                                       ========         ========

Weighted average shares and equivalents                  12,057           12,004
                                                       ========         ========

COMPREHENSIVE INCOME:
Net loss before comprehensive income (loss)            $ (3,478)        $   (819)
Foreign currency translation adjustments                     26              (86)
                                                       --------         --------
Comprehensive loss                                     $ (3,452)        $   (905)
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                 (IN THOUSANDS)

                                     ASSETS




                                                              September 30,       June 30,
                                                                  1998              1998
                                                               (Unaudited)        (Audited)
                                                               -----------        ---------
CURRENT ASSETS:
  Cash                                                          $     263         $      72
  Trade receivables, net                                           16,542            15,503
  Other receivables                                                 2,546             3,152
  Inventories                                                      24,099            26,162
  Prepaid expenses                                                  3,495             3,060
                                                                ---------         ---------
    Total current assets                                           46,945            47,949
                                                                ---------         ---------

INVESTMENT IN BARNETT                                              31,168            29,641
                                                                ---------         ---------

PROPERTY AND EQUIPMENT:
  Land                                                              1,379             1,379
  Buildings                                                         7,654             7,397
  Equipment                                                        14,606            13,541
                                                                ---------         ---------
                                                                   23,639            22,317
  Less accumulated depreciation and amortization                   (9,732)           (9,346)
                                                                ---------         ---------
  Property and equipment, net                                      13,907            12,971
                                                                ---------         ---------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET            8,122             8,189
UNAMORTIZED DEBT ISSUANCE COSTS, NET                                3,333             3,524
OTHER ASSETS                                                        4,484             3,469
                                                                ---------         ---------
                                                                $ 107,959         $ 105,743
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 1998 AND JUNE 30, 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      September 30,        June 30,
                                                                          1998              1998
                                                                       (Unaudited)        (Audited)
                                                                       -----------        ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                                     $  18,557         $  15,864
  Accounts payable                                                          9,539             8,473
  Accrued liabilities                                                       6,770             6,500
  Accrued income taxes payable                                                227               250
  Accrued interest                                                            368             1,339
                                                                        ---------         ---------
      Total current liabilities                                            35,461            32,426
                                                                        ---------         ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                  796               838

SENIOR SECURED DEFERRED COUPON NOTES, NET                                  84,043            81,368
SENIOR NOTES                                                               35,855            35,855

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                        -                 -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,908 at September 30, 1998
    and 9,908 at June 30, 1998                                                 98                98
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,148 at September 30, 1998
    and 2,148 at June 30, 1998                                                 21                21
  Paid-in capital                                                          21,731            21,731
  Retained deficit                                                        (68,909)          (65,431)
                                                                        ---------         ---------
                                                                          (47,059)          (43,581)
  Cumulative currency translation adjustment                               (1,137)           (1,163)
                                                                        ---------         ---------

    Total stockholders' equity (deficit)                                  (48,196)          (44,744)
                                                                        ---------         ---------
                                                                        $ 107,959         $ 105,743
                                                                        =========         =========





      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                           1998             1997
                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net loss                                                              $ (3,478)        $   (819)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Restructuring and non-recurring charges                              1,350              133
      Extraordinary loss - write-off of deferred financing costs              --              192
      Non-cash interest                                                    2,675            2,372
      Equity earnings of Barnett                                          (1,527)          (1,464)
      Depreciation and amortization                                          644              975
  Changes in assets and liabilities:
    Trade receivables, net                                                (1,039)            (921)
    Inventories                                                            2,063             (159)
    Other assets                                                            (844)              37
    Accounts payable                                                       1,066              387
    Accrued liabilities                                                   (1,080)          (2,236)
    Accrued interest                                                        (971)          (1,435)
    Accrued taxes                                                            (23)             395
    Other, net                                                                26              (86)
                                                                        --------         --------
      Net Cash Used in Operating Activities                               (1,138)          (2,629)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Net proceeds from sale of business                                          --            3,203
  Capital expenditures, net                                               (1,322)            (480)
                                                                        --------         --------
      Net Cash (Used in) Provided by Investing Activities                 (1,322)           2,723
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                      23,705           33,288
  Payments under credit agreements                                       (21,012)         (30,501)
  Retirement of Senior Notes                                                  --          (12,000)
  (Repayments) Borrowings of long-term debt                                  (42)              66
                                                                        --------         --------

      Net Cash Provided by
        (Used in) Financing Activities                                     2,651           (9,147)
                                                                        --------         --------

NET INCREASE (DECREASE) IN CASH                                              191           (9,053)

BALANCE, BEGINNING OF PERIOD                                                  72            9,637
                                                                        --------         --------

BALANCE, END OF PERIOD                                                  $    263         $    584
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

                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

                  The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). As of September 30, 1998, the Company owned 44.4% of the common stock of Barnett Inc. (the "Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The condensed consolidated statements of operations for the three months ended September 30, 1998 and 1997, the condensed balance sheet as of September 30, 1998 and the condensed statements of cash flows for the three months ended September 30, 1998 and 1997 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1998 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1998 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

         The Company's Senior Subordinated Notes mature on June 1, 1999 and the BankAmerica Credit Agreement will expire on July 15, 1999. In addition, cash interest on the Senior Secured Deferred Coupon Notes becomes payable in semi-annual installments beginning on December 1, 1999. Management's current projections indicate that there will not be sufficient cash flow from operations to fund these obligations. Management is currently developing a plan to enable the Company to continue to meet its obligations as they become due. The Company believes that a replacement facility or modification of the Credit Agreement will be arranged prior to July 15, 1999. The Company also intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments, if any, that may be required for presentation on another basis have not been considered.

NOTE 2 - BUSINESS
         --------

        The common stock of Waxman trades on the New York Stock Exchange under the symbol "WAX." The Company is a supplier of specialty plumbing, security hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 7,600 customers, including a wide variety of large national and regional retailers, professional security installers and independent retail customers.

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

        The Company currently owns 44.4% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 65,000 active customers throughout the United States.

Barnett offers and promotes approximately 11,900 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers and liquid propane gas dealers. For each of the three months ended September 30, 1998 and 1997, the Company recognized $1.5 million in equity income from this investment.

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock at $14.00 per share, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned, approximately a 54% economic interest (the "Barnett Initial Public Offering"). In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock at $17.50 per share, reducing its voting and economic interest to 44.5% (the "Barnett Secondary Offering") and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 1997, as a result of the sale to Barnett of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, the Company received cash and an additional 24,730 shares of Barnett Common Stock. At June 30, 1998, the Company owned nearly 7.2 million shares, or 44.4%, of Barnett's outstanding common stock. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT."

NOTE 3 - INCOME TAXES
         ------------

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards, which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances. The benefit of the Company's net operating loss carryforwards have been reduced 100% by a valuation allowance.

         At June 30, 1998, the Company had approximately $52.7 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2008 through 2013. The Company also had alternative minimum tax credit carryforwards of approximately $0.9 million at June 30, 1998, which are available to reduce future regular income taxes over an indefinite period. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The tax provision for the three months ended September 30, 1998 represents the provision for various state and foreign taxes.


NOTE 4 - BARNETT
         -------

         The Company owns 7,186,530 shares, or 44.4%, of the Barnett Common Stock as of September 30, 1998, which is accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds of $21.6 million, after the underwriters' discount and recorded a $16.7 million pre-tax gain. In April 1997, the Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products ("LeRan") to Barnett (see Note 5).


         The following table presents unaudited summary financial data for Barnett at September 30, 1998 and for the three months then ended (in thousands of dollars):

Statement of income data:                     Balance sheet data:

Net sales                 $ 52,391            Working capital         $  55,703
Operating income             5,598            Total assets              102,263
Net income                   3,441            Stockholders' equity       79,680

NOTE 5 - SALE OF  LERAN GAS PRODUCTS
         ---------------------------

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

NOTE 6 - SENIOR NOTE PURCHASE OFFER
         --------------------------

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of its 11 1/8% Senior Notes due September 1, 2001 (the "Senior Notes") at par (the "Purchase Offer"). The offer expired on July 2, 1997 with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for redemption the $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company recorded an extraordinary charge of $0.2 million in the quarter ended September 30, 1997 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes.

NOTE 7 - NON-RECURRING CHARGE
         --------------------

         In the first quarter of fiscal 1999, Consumer Products recorded a non-recurring charge of $1,350,000 relating to the move of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge are severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The Company believes that the relocation to a more modern and efficient facility, which will be complete in November 1998, would allow Consumer Products to provide more sophisticated distribution services to its customers and help them remain competitive through significant annual savings.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the three months ended September 30, 1998 and 1997 included interest of $2.4 million and $2.8 million, respectively. The Company made no federal income tax payment in the first quarter of fiscal 1999 or fiscal 1998.

NOTE 9 - EARNINGS PER SHARE

         In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" to be effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires companies to restate earnings per share data for all periods presented. Under SFAS No. 128, primary earnings per share have been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share continues to utilize the weighted average number of common stock and common stock equivalents, which include stock options and warrants. Since the Company is in a loss position, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for the quarters ended September 30, 1998 and 1997.

         The number of common shares used to calculate basic and diluted earnings per share are as follows (in thousands):


Period ended September 30,                    1998             1997
                                              ----             ----
         Basic                                12,057           12,004

         Diluted                              12,057           12,004


         A reconciliation of basic shares to diluted shares is as follows:

Period ended September 30,                         1998             1997
                                                   ----             ----
         Basic                                    12,057           12,004
         Dilutive effect of:
           Stock options                              --               --
           Warrants                                   --               --
                                                  ------           ------
         Diluted                                  12,057           12,004



NOTE 10 - SEGMENT INFORMATION
          -------------------

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



Three months ended September 30,
--------------------------------                          Foreign       Corporate and
1998 and 1997                           Distribution      Sourcing          Other          Elimination         Total
-------------                           ------------      --------          -----          -----------         -----

Reported net sales:
Fiscal 1999 three months               $  21,754        $   9,917               --         $  (3,442)        $  28,229
Fiscal 1998 three months                  21,905           10,768               --            (4,516)           28,157


Operating income (loss):
Fiscal 1999 three months               $      46        $     371        $    (926)               --         $    (509)
Fiscal 1998 three months                   2,104              728             (827)               --             2,005

Identifiable assets:
September 30, 1998                     $  49,134        $  18,142        $  40,683                --         $ 107,959
June 30, 1998                             48,489           18,042           39,212                --           105,743


NOTE 11 - COMPREHENSIVE INCOME
          --------------------

         In June 1997, The FASB issued SFAS No. 130, "Reporting Comprehensive Income" to be effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 requires companies to report components of comprehensive income in the financial statement as prominently as the other financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances that are not included in net income. Accordingly, the Company has identified its foreign currency translation adjustments as a component of comprehensive income on the face of the consolidated statements of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------


         This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its deleveraging strategy and the refinancing of its bank credit facility in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.


A.       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
         -------------------------------------------------------------------
         AND 1997
         --------

Net Sales
---------

         Net sales for the fiscal 1999 first quarter ended September 30, 1998 totaled $28.2 million, approximately the same as the comparable first quarter in fiscal 1998. U.S. Lock reported an increase in net sales of $1.2 million, or 23.2%, in comparison to the same period last year. U.S. Lock's increase in net sales is attributable to an increase in the number of monthly promotional flyers mailed and the expansion in the number of its professional telesales representatives. Net sales of the Asian operations increased by $0.2 million, primarily due to an increase in sales to Barnett. Consumer Products reported a net sales decrease of approximately $1.2 million, or 7.6%, primarily due to reduced sales to Hechinger/Builders Square. The reduction in Consumer
Products' net sales is the result of a reduction in the number of Builders Square stores and their aggressive inventory management program. As previously disclosed by the Company, Consumer Products was informed that the Hechinger/Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business of approximately $2.3 million annually beginning late in the second quarter of fiscal 1999.

Gross Profit
------------

         Gross profit margin decreased to 32.2% from 33.7%, and gross profit decreased to $9.1 million from $9.5 million for the three months ended September 30, 1998, as compared to the corresponding quarter in the prior fiscal year. The decrease in gross profit is primarily attributable to the Consumer Products' business, due to a reduction in the sales volume that covers certain costs and a higher margin in the prior year on the initial rollout of certain product lines to customers.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") increased from $7.4 million for the quarter ended September 30, 1997 to $8.2 million for the quarter ended September 30, 1998. As a percentage of net sales, SG&A expenses increased from 26.1% for the fiscal 1998 first quarter to 29.2% for the fiscal 1999 first quarter. The increase in the SG&A expense is attributable to an increase at nearly all of the operations. Consumer Products reported an increase in costs due to the addition of several key members of its sales and marketing team and costs associated with the roll out of the new, comprehensive packaging and merchandising system for packaged plumbing products. This new program is being introduced under the name "The Plumbing Solution Center". The Company believes the addition of the sales and marketing management personnel and new products and programs is important to the long term growth opportunities of the Consumer Products' business. SG&A expenses at Consumer Products also increased as a percentage of sales due to the decrease in the sales base. U.S. Lock reported an increase of $0.2 million in SG&A expenses but had a reduction in SG&A expenses as a percentage of net sales from 21.6% in the first quarter of fiscal 1998 to 20.3% in the fiscal 1999 first quarter.



Restructuring and Non-Recurring Charges
---------------------------------------

         In the fiscal 1999 first quarter ended September 30, 1998, Consumer Products recorded a non-recurring charge of $1,350,000 relating to the move of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge are severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The Company believes that the relocation to a more modern and efficient facility, which will be complete in November 1998, would allow Consumer Products to provide more sophisticated distribution services to its customers and help them remain competitive through significant annual savings.

         In the quarter ended September 30, 1997, the Company recorded an estimated non-recurring charge of $133,000 associated with the sale of the principal business of LeRan to Barnett and the costs of closing several facilities utilized by the business. The estimated loss was adjusted in the fourth quarter of fiscal 1998 to an actual loss of $24,000.


Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its ownership interest in Barnett of $1.5 million for each of the quarters ended September 30, 1998 and 1997.

Interest Expense
----------------

         For the quarter ended September 30, 1998, interest expense totaled $4.3 million, an increase of $0.4 million from the $3.9 million in the comparable quarter last year. The increase is primarily due to an increase in the accretion of interest on the Company's 12 3/4% Senior Secured Deferred Coupon Notes ("Deferred Coupon Notes") and additional borrowings by the Company. Average borrowings for the current year's quarter amounted to $136.7 million, with a weighted average interest rate of 11.9%, as compared to $121.6 million in the same quarter last year, with a weighted average interest rate of 12.0%.


Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.2 million for both of the first quarters of fiscal 1999 and 1998. The provision for the current quarter primarily represents various state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization.


Extraordinary Loss
------------------

         In the first quarter of fiscal 1998, the Company incurred an extraordinary charge of $0.2 million associated with the write-off of deferred financing costs due to the retirement of $12.0 million of Senior Notes in July and August 1997.

Net Loss
--------

         The Company's net loss for the fiscal 1999 first quarter ended September 30, 1998 amounted to $3.5 million, or $0.29 per share, as compared to the loss of $0.8 million, or $0.07 per share, in the fiscal 1998 first quarter. The first quarter of fiscal 1999 was affected by the $1,350,000 non-recurring charge associated with the relocation of a warehouse. Included in the fiscal 1998 first quarter is an extraordinary charge of $0.2 million from the write-off of deferred financing costs due to the retirement of $12 million of the Company's Senior Notes.

Year 2000
---------

         The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1998, the Company began to implement plans at certain of its operations to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company's largest division, Consumer Products, completed the modifications and testing of its information systems and is Year 2000 compliant. Consumer Products utilizes an IBM AS400 system, along with the latest version of Year 2000 compliant J.D. Edwards software. The Company's corporate office is in the process of converting to this J.D. Edwards package and should complete the conversion in the fourth quarter of calendar 1998. Currently, U.S. Lock contracts with Barnett for its information system, accounting and certain other administrative functions. In July 1998, U.S. Lock hired a Vice President of MIS and engaged third party vendors to customize a Year 2000 compliant software package designed for distributors. The system, which will operate on a Windows NT platform, will be operational before June 30, 1999. The cost of the hardware, software and customization of approximately $650,000 is expected to be financed through a lease. In August 1998, WAMI's PC-based Year 2000 software upgrade was installed and is being tested. Based on information from software vendors, the PC-based information systems at TWI and CWI will require the installation of a minor upgrade to be Year 2000 compliant. These modifications are expected to be complete in fiscal 1999 and financed through working capital with minimal cost. The Company's operations have developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes necessary for compliance.

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

B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         In April 1997, the Company completed a secondary public offering of 1.3 million shares of Barnett Common Stock, including shares sold pursuant to the underwriters' overallotment option, raising $21.6 million, net of underwriters' fees and expenses. In May 1997, the Company commenced the Purchase Offer for $12.0 million of Senior Notes, at par. In July 1997, the Purchase Offer expired with $2.5 million principal amount of Senior Notes tendered. Upon the expiration of the Purchase Offer, the Company called for redemption the $9.5 million principal amount of Senior Notes that had not been tendered in the Purchase Offer and completed the redemption of these notes in August 1997. The Company's business strategy includes the reduction of its interest expense and its leverage by the sale of selected assets and the refinancing of its remaining indebtedness whenever possible. To that end, the Company sold Madison for $2.0 million in April 1997 and LeRan for $3.8 million in July 1997.

         In June 1996, the Company entered into a credit agreement provided by BankAmerica Business Credit, Inc. (the "Credit Agreement"). The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million (the "Term Loans"). As of September 30, 1998, the Company had $11.6 million in borrowings under the revolving credit line of the credit facility and had approximately $8.8 million available under such facility. At September 30, 1998, there were $5.0 million of Term Loans outstanding. The Credit Agreement expires on July 15, 1999. The Company is discussing the Credit Agreement with its bank and other credit institutions with the view of extending the term and increasing the availability of capital under its credit facilities.

         The Credit Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) BankAmerica's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The Credit Agreement includes a letter of credit subfacility of $2.0 million, of which $0.3 million was outstanding at September 30, 1998. The Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of Consumer Products and WOC (the "Borrowers"). In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or had obtained a waiver for all loan covenants at September 30, 1998. As a result of the inclusion of a material adverse effect clause as an event of default and the requirement to maintain cash collateral accounts, the borrowings under the Credit Agreement have been classified as current liabilities.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and U.S. Lock for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 18.2% of net sales for Consumer Products in fiscal 1998. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and has combined the two companies to form the nation's third largest home improvement chain. In fiscal 1997, Builders Square accounted for 21.9% of Consumer Products' net sales. The combined operations of Hechinger/Builders Square is Consumer Products' largest customer, accounting for approximately $11.7 million, or 21.1%, of its net sales in fiscal 1998. Net sales to the combined operations declined during fiscal 1998, with $5.1 million being sold in the last six months. In August 1998, Consumer Products was informed that the Hechinger/Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business of approximately $2.3 million annually. The supplier relationship is expected to change late in the second quarter of fiscal 1999, however, sales to Builders Square were significantly lower in the quarter ended September 30, 1998 due to a reduction in the number of Builders Square stores and their aggressive inventory management program. Due to the loss of this revenue base, Consumer Products has developed plans to reduce its cost structure to be more in line with its revenue base. The Company expects the impact to operating income to be approximately $0.8 million lower in fiscal 1999, in comparison to fiscal 1998. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be additional material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional materially adverse changes in its customer relationships were to occur.

         The Company paid no Federal taxes in the first quarter of fiscal 1999. At June 30, 1998, the Company had $52.7 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2008 through 2013, and $34.0 million of original issue discount, as of September 30, 1998, that has been expensed on the Company's financial statements and will become deductible for tax purposes when the Deferred Coupon Notes are paid.

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

         The Company believes that the funds generated from operations along with the funds available under the Credit Agreement will be sufficient to satisfy the Company's liquidity requirements until the maturity of the Credit Agreement on July 15, 1999, or in the event the Company is able to negotiate an extension or replacement facility for its Credit Agreement, December 1, 1999 (the date the first semi-annual cash interest payment of approximately
$6 million becomes payable by the Company under the Deferred Coupon Notes). Management's current projections indicate that there will not be sufficient cash flow from operations to make the above payment. The Company believes that a replacement facility or modification of the Credit Agreement will be arranged prior to July 15, 1999. The Company also intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirement. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments, if any, that may be required for presentation on another basis have not been considered.

         At September 30, 1998, the Company had working capital of $11.5 million and a current ratio of 1.3 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $1.1 million in the fiscal 1999 first quarter principally due to an increase in trade receivables and other assets and a decrease in accrued liabilities and accrued interest, offset by a decrease in inventories and an increase in accounts payable. Also affecting net cash used for operations was $1.5 million in equity earnings of Barnett. Excluding this item, the net cash provided by operations was $0.4 million. Cash flow used in investments totaled $1.3 million, primarily attributable to capital expenditures. Cash flow provided by financing activities, and net borrowings under the Company's credit facilities totaled $2.7 million.

PART II. OTHER INFORMATION
         -----------------


ITEM 5.  OTHER INFORMATION
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  a) See Exhibit 27.

                  b) Form 8-K

                           None


All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1998 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                                   WAXMAN INDUSTRIES, INC.
                                                   -----------------------
                                                   REGISTRANT






DATE:  NOVEMBER 6, 1998             BY: /S/ MARK W. WESTER
                                                   MARK W. WESTER
                                                   VICE PRESIDENT-FINANCE
                                                   AND CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)

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