Form 10-Q
period 1999-03-31
WAXMAN INDUSTRIES INC
filed 1999-05-12
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                           --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM ________________ TO ___________________


Commission File Number 0-5888

                             WAXMAN INDUSTRIES, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             34-0899894
         ------------------------       ---------------------------------------
         (State of Incorporation)       (I.R.S. Employer Identification Number)

               24460 AURORA ROAD
             BEDFORD HEIGHTS, OHIO                     44146
             ---------------------                     -----
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

9,913,751 shares of Common Stock, $.01 par value, and 2,143,546 shares of Class B Common Stock, $.01 par value, were outstanding as of May 7, 1999.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                            PAGE
                                                                            ----


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            For the Nine and Three Months Ended March 31, 1999 and 1998..  3

            Condensed Consolidated Balance Sheets - March 31, 1999 and
            June 30, 1998................................................  4-5

            Condensed Consolidated Statements of Cash Flows -
            For the Nine Months Ended March 31, 1999 and 1998............  6

            Notes to Condensed Consolidated Financial Statements.........  7-11
Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations .........................  12-19


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information...............................................  20

Item 6.  Exhibits and Reports on Form 8-K................................  20


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART 1.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Nine Months Ended                Three Months Ended
                                                                        March 31,                         March 31,
                                                                        ---------                         ---------
                                                                   1999            1998             1999            1998
                                                                   ----            ----             ----            ----
Net sales                                                       $ 79,613         $ 79,409         $ 22,186         $ 24,444

Cost of sales                                                     55,617           52,000           15,939           15,900
                                                                --------         --------         --------         --------

Gross profit                                                      23,996           27,409            6,247            8,544


Selling, general and administrative expenses                      23,365           22,375            6,675            7,520

Non-recurring and procurement charges                              4,250              133            2,900               --
                                                                --------         --------         --------         --------

Operating (loss) income                                           (3,619)           4,901           (3,328)           1,024

Gain on sale of U.S. Lock, net                                    10,196               --           10,196               --

Equity earnings of Barnett                                         5,024            4,622            1,693            1,454

Interest expense, net                                             12,919           11,839            4,187            4,088
                                                                --------         --------         --------         --------

(Loss) income before income taxes and extraordinary loss          (1,318)          (2,316)           4,374           (1,610)

Provision for income taxes                                         1,139              786              899              230
                                                                --------         --------         --------         --------

(Loss) income before extraordinary loss                           (2,457)          (3,102)           3,475           (1,840)
Extraordinary loss                                                    --              192               --               --
                                                                --------         --------         --------         --------

Net (loss) income                                               $ (2,457)        $ (3,294)        $  3,475         $ (1,840)
                                                                ========         ========         ========         ========

Basic and diluted (loss) income per share:
(Loss) income before extraordinary loss                         $  (0.20)        $  (0.25)        $   0.29         $  (0.15)
Extraordinary loss                                                    --            (0.02)              --               --
                                                                --------         --------         --------         --------
Net (loss) income                                               $  (0.20)        $  (0.27)        $   0.29         $  (0.15)
                                                                ========         ========         ========         ========

Weighted average shares outstanding                               12,057           12,017           12,057           12,034
                                                                ========         ========         ========         ========

Comprehensive income:
Net (loss) income before comprehensive income (loss)            $ (2,457)        $ (3,294)        $  3,475         $ (1,840)
Foreign currency translation adjustment                              130             (694)            (288)             (79)
                                                                --------         --------         --------         --------

Comprehensive (loss) income                                     $ (2,327)        $ (3,988)        $  3,187         $ (1,919)
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1999 AND JUNE 30, 1998

                                 (IN THOUSANDS)

                                     ASSETS

                                                                March 31,          June 30,
                                                                   1999              1998
                                                               (Unaudited)         (Audited)
                                                               -----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                                     $   8,388         $      72
  Trade receivables, net                                           12,314            15,503
  Other receivables                                                 2,350             3,152
  Inventories                                                      20,137            26,162
  Prepaid expenses                                                  4,547             3,060
                                                                ---------         ---------
    Total current assets                                           47,736            47,949
                                                                ---------         ---------

INVESTMENT IN BARNETT                                              34,665            29,641
                                                                ---------         ---------

PROPERTY AND EQUIPMENT:
  Land                                                                569             1,379
  Buildings                                                         4,409             7,397
  Equipment                                                        12,056            13,541
                                                                ---------         ---------
                                                                   17,034            22,317
  Less accumulated depreciation and amortization                   (6,707)           (9,346)
                                                                ---------         ---------
        Property and equipment, net                                10,327            12,971
                                                                ---------         ---------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET            7,987             8,189
     UNAMORTIZED DEBT ISSUANCE COSTS, NET                           2,949             3,524
     OTHER ASSETS                                                   5,149             3,469
                                                                ---------         ---------
                                                                $ 108,813         $ 105,743
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1999 AND JUNE 30, 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,        June 30,
                                                                        1999            1998
                                                                    (Unaudited)       (Audited)
                                                                    -----------       ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                                 $   6,350         $  15,864
  Accounts payable                                                      7,727             7,741
  Accrued liabilities                                                   5,468             6,500
  Accrued income taxes payable                                          1,046               250
  Accrued interest                                                        370             1,339
                                                                    ---------         ---------
      Total current liabilities                                        20,961            31,694
                                                                    ---------         ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                            1,308             1,570

SENIOR SECURED DEFERRED COUPON NOTES, NET                              89,640            81,368
SENIOR NOTES                                                           35,855            35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                                      8,119                --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                   --                --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,914 at March 31, 1999
    and 9,908 at June 30, 1998                                             98                98
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,143 at March 31, 1999
    and 2,148 at June 30, 1998                                             21                21
  Paid-in capital                                                      21,732            21,731
  Retained deficit                                                    (67,888)          (65,431)
                                                                    ---------         ---------
                                                                      (46,037)          (43,581)
  Cumulative currency translation adjustment                           (1,033)           (1,163)
                                                                    ---------         ---------

    Total stockholders' equity (deficit)                              (47,070)          (44,744)
                                                                    ---------         ---------
                                                                    $ 108,813         $ 105,743
                                                                    =========         =========





     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                          1999             1998
                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (2,457)        $ (3,294)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Extraordinary loss - write-off of deferred financing costs              --              192
      Gain on sale of U.S. Lock, net                                     (10,196)              --
      Non-cash interest                                                    8,272            7,312
      Equity earnings of Barnett                                          (5,024)          (4,622)
      Depreciation and amortization                                        2,093            2,181

  Changes in assets and liabilities:
    Trade receivables, net                                                   711           (1,935)
    Inventories                                                              370           (2,846)
    Other assets                                                          (2,641)            (750)
    Accounts payable                                                       1,576              846
    Accrued liabilities                                                     (307)          (1,946)
    Accrued interest                                                        (969)          (1,420)
    Accrued taxes                                                            796              859
    Net change in operating assets and liabilities of U.S. Lock           (1,109)              --
    Other, net                                                               130             (694)
                                                                        --------         --------
      Net Cash Used in Operating Activities                               (8,755)          (6,117)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of business                                      28,249            3,203
  Capital expenditures, net                                               (1,403)          (1,623)
                                                                        --------         --------
      Net Cash Provided by Investing Activities                           26,846            1,580
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                      49,290           80,376
  Payments under credit agreements                                       (58,804)         (73,148)
  Retirement of Senior Notes                                                  --          (12,000)
  Borrowings of long-term debt                                              (262)             323
  Issuance of common stock                                                     1               76
                                                                        --------         --------

      Net Cash Used in Financing Activities                               (9,775)          (4,373)
                                                                        --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       8,316           (8,910)

BALANCE, BEGINNING OF PERIOD                                                  72            9,637
                                                                        --------         --------

BALANCE, END OF PERIOD                                                  $  8,388         $    727
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

                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

                  The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). As of March 31, 1999, the Company owned 44.3% of the common stock of Barnett Inc. (the "Barnett Common Stock") and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The condensed consolidated statements of operations for the nine months and three months ended March 31, 1999 and 1998, the condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 have been prepared by the Company without audit, while the condensed consolidated balance sheet as of June 30, 1998 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1999 and for all periods presented. Certain reclassifications have been made to the prior period statements in order to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

         The Company's Senior Subordinated Notes mature on June 1, 1999 and the Company's credit facility with BankAmerica Business Credit, Inc. (the "Credit Agreement") will expire on July 15, 1999. In addition, cash interest on the Senior Secured Deferred Coupon Notes becomes payable in semi-annual installments beginning on December 1, 1999. Management continues to develop and implement plans to enable the Company to continue to meet all of its obligations as they become due. As part of that process, on January 7, 1999, the Company completed the sale of certain assets and liabilities of an indirect wholly-owned operation, U.S. Lock, for approximately $33.0 million (the "U.S. Lock Sale"). The Company believes that a replacement facility will be arranged prior to July 15, 1999. The Company also believes its operating cash flow, the remaining net proceeds from the U.s. Lock Sale and its borrowing availability under a working capital facility will be sufficient in the short term to fund its liquidity and working capital requirements, capital expenditures and the first few interest payments on the Deferred Coupon Notes. In addition, the Company intends to refinance all or a part of the Deferred Coupon Notes at or prior to maturity and/or to pursue a sale of assets or other capital raising transaction to satisfy such cash requirements. However, there can be no assurance that any such refinancing or capital raising transaction will be consummated. Accordingly, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments, if any, that may be required for presentation on another basis have not been considered.

NOTE 2 - BUSINESS
         --------

        Until being suspended from trading by the New York Stock Exchange on March 22, 1999, the common stock of Waxman traded on the New York Stock Exchange under the symbol "WAX." On March 26, 1999, the Company began trading on the Over-The-Counter Bulletin Board under the symbol "WAXX." The Company is a supplier of specialty plumbing and other products to the repair and remodeling market in the United States. The Company distributes its products to a wide variety of large national and regional retailers, other independent retailers and wholesalers. U.S. Lock, which was sold by the Company effective January 1, 1999, is a distributor of security hardware to locksmiths and security hardware installers.

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

        The Company currently owns 7.2 million shares, or 44.3%, of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 72,700 active customers throughout the United States. Barnett offers and promotes approximately 11,400 name brand and private label products through its industry- recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers and liquid propane gas dealers. For the three months and nine months ended March 31, 1999, the Company recognized $1.7 million and $5.0 million in equity income from this investment, respectively, as compared to $1.5 million and $4.6 million for the same periods last year.

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock at $14.00 per share, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned, approximately a 54% economic interest (the "Barnett Initial Public Offering"). In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock at $17.50 per share, reducing its voting and economic interest in Barnett to 44.5% (the "Barnett Secondary Offering") and, accordingly, began to account for its interest under the equity method of accounting. In July 1997, as a result of the sale to Barnett of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, the Company received cash and an additional 24,730 shares of Barnett Common Stock. In January 1999, the Company completed the U.S. Lock Sale to Barnett (see Note
5). The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT."

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

         At June 30, 1998, the Company had approximately $52.1 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013. The Company also had alternative minimum tax credit carryforwards of approximately $0.9 million at June 30, 1998, which are available to reduce future regular income taxes over an indefinite period. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The tax provision for the three and nine months ended March 31, 1999 represents the provision for the alternative minimum tax due on the sale of U.S. Lock and various state and foreign taxes.

         In January 1999, the Company utilized a portion of the net operating loss carryforwards to offset a portion of the tax on the net gain recognized for financial statement purposes of $10.2 million from the U.S. Lock Sale. The Company has a deferred gain of $8.1 million on its balance sheet associated with the sale of U.S. Lock due to the Company's ownership of 44.3% of Barnett
(see Note 5).


NOTE 4 - BARNETT
         -------

         The Company owns 7,186,530 shares, or 44.3%, of the Barnett Common Stock as of March 31, 1999, which is accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds of $21.6 million, after the underwriters' discount, and recorded a $16.7 million pre-tax gain. In April 1997, the Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common

Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products ("LeRan") to Barnett (see Note 5). In January 1999, the Company completed the U.S. Lock Sale to Barnett (see Note 5).


         The following table presents unaudited summary financial data for Barnett at March 31, 1999 and for the nine months then ended (in thousands of dollars):


Statement of income data:                      Balance sheet data:

Net sales                 $ 174,390            Working capital         $  67,006
Operating income             19,270            Total assets              147,833
Net income                   11,333            Stockholders' equity       87,572


NOTE 5 - SALE OF  DIVISIONS
         ------------------

         U.S. LOCK:
         In December 1998, the Company announced it had entered into an agreement to sell certain of the assets and liabilities of U.S. Lock, a division of WOC, to Barnett for approximately $33.0 million in cash, less certain post closing adjustments. The U.S. Lock Sale was completed effective January 1, 1999, resulting in an estimated net pretax gain of $18.3 million, of which approximately $8.1 million has been reported as a deferred gain for financial statement purposes due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The remaining gain of $10.2 million has been recognized in the quarter ended March 31, 1999. The Company will recognize the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. The Company will utilize a portion of its net operating loss carryforwards to offset a portion of the tax on the net gain from the U.S. Lock Sale.

         The Company consolidated U.S. Lock's financial information in its results through December 31, 1998. Therefore, there is no impact on the Company's net sales or earnings from U.S. Lock's operating results in the quarter ended March 31, 1999. The impact of not consolidating U.S. Lock's results would have reduced the consolidated net sales and resulted in a larger net loss for the Company as follows:

                            Nine months  Nine months  Three months  Three months
                             March 31,    March 31,     March 31,     March 31,
                               1999         1998          1999          1998
                               ----         ----          ----          ----
Net sales                     $13,361       $16,633        --        $ 5,800
Net (loss) income             $ 1,000       $ 1,112        --        $   388
Basic and diluted (loss)
income per share              $  0.08       $  0.09        --        $  0.03



         LERAN GAS PRODUCTS:
         Effective July 1, 1997, the Company sold the gas products business of LeRan, a division of WOC, to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. In the first quarter of fiscal 1998, the Company recorded an estimated loss on the sale of LeRan of $133,000, including certain costs associated with disposing of assets not included in the transaction and the sale and closing of certain warehouses. The estimated loss was adjusted in the fourth quarter of fiscal 1998 to an actual loss of $24,000.


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

NOTE 7 - NON-RECURRING AND PROCUREMENT CHARGES
         -------------------------------------

         The Company's Consumer Products Group recorded non-recurring charges relating to the move of its Bedford Heights, Ohio warehouse to Groveport, Ohio. In the fiscal 1999 first quarter, a non-recurring charge of $1.35 million for severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse was reported. In the third quarter of fiscal 1999, Consumer Products recorded an additional non-recurring charge of $0.45 million for additional costs involved in the move, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights. The cash costs of this move have been paid as of March 31, 1999. The Company believes that the relocation to a more modern and efficient facility will allow Consumer Products to provide more sophisticated distribution services to its customers and help it remain competitive through significant annual savings.

         In addition to the fiscal 1999 third quarter non-recurring charge for the move of its warehouse, Consumer Products also recorded a $2.45 million for business procurement costs.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         At March 31, 1999, the Company had cash and cash equivalents of $8.4 million, principally from the net proceeds from the sale of U.S. Lock. Cash equivalents include various overnight hi-grade commercial paper instruments.

         Cash payments during the three months ended March 31, 1999 and 1998 included interest of $2.2 million and $2.3 million, respectively. For the nine months ended March 31, 1999 and 1998, cash interest payments were $5.1 million and $5.4 million, respectively. The Company made no federal income tax payments in the quarter or nine-month periods ended March 31, 1999 or 1998.

NOTE 9 - EARNINGS PER SHARE
         ------------------

         In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" to be effective for financial statements issued for periods ending after March 15, 1997. SFAS No. 128 requires companies to restate earnings per share data for all periods presented. Under SFAS No. 128, primary earnings per share has been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share continues to utilize the weighted average number of shares of common stock and common stock equivalents, which include stock options and warrants. Because the Company is in a loss position for the nine month periods ended March 31, 1999 and 1998 and for the three month period ended March 31, 1998, the impact of these options and warrants is anti-dilutive; therefore the Company has disclosed basic earnings per share as basic and diluted. For the quarter ended March 31, 1999, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         The number of common shares used to calculate basic and diluted earnings per share are as follows (in thousands):

                               Nine months        Nine months       Three months     Three months
                                March 31,          March 31,          March 31,        March 31,
                                  1999               1998               1999             1998
                                  ----               ----               ----             ----
         Basic and diluted       12,057             12,017             12,057           12,034

NOTE 10 - SEGMENT INFORMATION
          -------------------

         The Company's businesses distribute specialty plumbing products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings and other products. Since the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's wholly-owned operations and Barnett, the Company has classified its business segments into retail and non-retail categories. Products are sold to (i) retail operations, including large national and regional retailers, D-I-Y home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are insignificant. Until the January 1, 1999 sale of U.S. Lock (see Note 5), the Company also distributed security hardware to non-retail operations, including security hardware installers and locksmiths. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

Three and nine months ended
---------------------------                                       Corporate and
March 31, 1999 and 1998           Retail          Non-Retail          Other      Elimination        Total
-----------------------           ------          ----------          -----      -----------        -----

Reported net sales:
Fiscal 1999 three months          $16,327            $5,859                --         $ --          $22,186
Fiscal 1998 three months           14,472             9,972                --           --           24,444

Fiscal 1999 nine months            45,264            34,349                --           --           79,613
Fiscal 1998 nine months            47,571            31,838                --           --           79,409

Operating income (loss):
Fiscal 1999 three months          $(1,443)            $(970)            $(915)          --          $(3,328)
Fiscal 1998 three months              759             1,263              (998)          --            1,024

Fiscal 1999 nine months            (1,843)              990            (2,766)          --           (3,619)
Fiscal 1998 nine months             3,930             3,634            (2,663)          --            4,901


Identifiable assets:
March 31, 1999                    $46,746           $15,376           $46,691           --         $108,813
June 30, 1998                      46,109            23,041            36,593           --          105,743


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Gross sales for those foreign operations, including intercompany sales, amounted to $36.0 million and $30.1 million for the nine months ended March 31, 1999 and 1998, and $12.7 million and $8.1 million for the three months ended March 31, 1999 and 1998, respectively. Intercompany sales from the Company's foreign operations amounted to $10.3 million and $13.4 million for the nine months ended March 31, 1999 and 1998, and $3.0 million and $3.7 million for the three months ended March 31, 1999 and 1998, respectively. Identifiable assets for the foreign operations were $17.2 million and $18.0 million at March 31, 1999 and June 30, 1998, respectively.


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


A.        RESULTS OF OPERATIONS
          ---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------

Net Sales
---------

         Net sales for the fiscal 1999 third quarter ended March 31, 1998 totaled $22.2 million, as compared to $24.4 million for the fiscal 1998 third quarter. Excluding the results of U.S. Lock, which was sold effective January 1, 1999, comparable net sales for the remaining businesses increased 19.0 percent from the recasted net sales of $18.6 million for the fiscal 1998 third quarter. As we have discussed previously, net sales originating from our Asian operations continue to increase due to the increase in a direct import program to retailers, which is managed by Consumer Products, and due to additional sales to Barnett. The direct import program for certain retailers requires coordination between the customers, who receive the direct shipment into their warehouses, the billing and collection services from our Asian operations, and selling, administrative and customer services from Consumer Products. We anticipate that this program will continue to play an important part in the Company's results and have begun presenting the Company's operating segment results based on business with retailers and non-retailers.

         Net sales to retailers amounted to $16.3 million for the third quarter ended March 31, 1999, an increase over the $14.5 million for the same period last year. Sales to Hechinger / Builders Square decreased to $0.4 million in the fiscal 1999 third quarter, as compared to $3.3 million in the same period last year, while sales to Kmart and certain other retailers increased. As previously disclosed by the Company, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business beginning in January 1999. During the fiscal 1999 third quarter, the Company signed a three-year agreement with Kmart, which the Company expects will result in additional annual net sales of $4 to $5 million. The Company believes that discussions with several other major retailers should result in new and expanded business opportunities for its Consumer Products and Asian operations in the next fiscal year. A portion of this additional business, which includes showerheads, faucets, floor care and packaged plumbing, will be shipped under the direct import program from the Company's Asian facilities.

         Non-retail net sales amounted to $5.9 million for the fiscal 1999 third quarter, a decrease from $9.9 million for the same period in fiscal 1998. Excluding the net sales of U.S. Lock, which amount to $5.8 million in the fiscal 1998 third quarter, non-retail net sales would have increased by $1.7 million. This increase is primarily due to an increase in sales to Barnett.

Gross Profit
------------

         Gross profit for the fiscal 1999 third quarter was $6.2 million, with a gross profit margin of 28.2 percent, as compared to gross profit of $8.5 million and a gross profit margin of 34.9 percent for the three months ended March 31, 1998. Excluding U.S. Lock from the prior year results, gross profit decreased by $0.4 million from the recasted fiscal 1998 third quarter gross profit of $6.7 million, while the gross profit margin would have increased to 35.8 percent. The decrease in the gross margin is primarily attributable to a higher proportion of sales from the direct import sales program, which has a lower gross margin as well as lower selling, general and administrative expenses. The termination of the packaged plumbing program sales to Hechinger / Builders Square reduced the Company's gross profit and offset the increased gross profit from sales to other retailers. In addition, competitive pricing pressure from overseas suppliers of pipe nipples and valves has reduced the Company's sales and gross margins for those products. In the third quarter of fiscal 1999, the Company's pipe nipple operations also recorded adjustments of approximately $0.7 million relating to the carrying value of inventory and other related items. This adjustment impacted the gross profit and gross margin for the current period.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $7.5 million for the quarter ended March 31, 1998 to $6.7 million for the quarter ended March 31, 1999. Included in the prior year's results are $1.2 million in SG&A expenses related to U.S. Lock. As a percentage of net sales, SG&A expenses decreased from 30.8% for the fiscal 1998 third quarter to 30.1% for the fiscal 1999 third quarter. The decreased percentage of expenses to net sales is due to a higher proportion of sales from the Asian operations and an increase in sales through the direct import program, which have a lower percentage of SG&A expenses to net sales.

Non-Recurring and Procurement Charges
-------------------------------------

         In the fiscal 1999 third quarter, the Company recorded $0.45 million in non-recurring charges related to additional costs involved in the relocation of the Consumer Products' Bedford Heights warehouse to Groveport, Ohio, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights, Ohio. In addition to the non-recurring charge for the move of its warehouse, Consumer Products also recorded a business procurement charge of $2.45 million.

Gain on Sale of U.S. Lock
-------------------------

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million of such gain being recognized in the fiscal 1999 third quarter. The remaining $8.1 million has been reported as a deferred gain in the Company's balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company will recognize the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett.

Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its ownership interest in Barnett of $1.7 million for the quarter ended March 31, 1999, as compared to $1.5 million for the same quarter in fiscal 1998.

Interest Expense
----------------

         For the quarter ended March 31, 1999, net interest expense totaled $4.2 million, an increase of $0.1 million, from the $4.1 million in the comparable quarter last year. The increase is primarily due to an increase in the accretion of interest on the Company's 12 3/4% Senior Secured Deferred Coupon Notes ("Deferred Coupon Notes"). Average borrowings for the current year's quarter amounted to $134.2 million, with a weighted average interest rate of 12.3%, as compared to $127.5 million in the same quarter last year, with a weighted average interest rate of 12.1%. Pending the reinvestment of funds in its businesses, the Company also had an average short term cash investment from the proceeds of the sale of U.S. Lock of $13.9 million during the fiscal 1999 third quarter, resulting in approximately $0.1 million in interest income.

Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.9 million for the third quarter of fiscal 1999, as compared to $0.2 million for the same quarter last year. The provision for the current quarter primarily represents the alternative minimum tax due on the gain on the sale of U.S. Lock and various state and foreign taxes of the Company's wholly-owned operations. For the fiscal 1999 third quarter, the difference between the effective and statutory tax rates is primarily due to the utilization of a net operating loss carryforward not previously benefited. For the fiscal 1998 third quarter, the difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited.

Net Income (Loss)
-----------------

         The Company's net income for the quarter ended March 31, 1999 amounted to $3.5 million, or $0.29 per basic and diluted share, as compared to the loss of $1.8 million, or $0.15 per basic and diluted share, in the fiscal 1998 third quarter. The net income for the fiscal 1999 third quarter is due to the gain on the sale of U.S. Lock, which was partially offset by certain non-recurring charges associated with the relocation of a warehouse and business procurement costs.


FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
-------------------------------------------------

Net Sales
---------

         Net sales for the nine months ended March 31, 1999 totaled $79.6 million, an increase of $0.2 million from the $79.4 million for the comparable period in fiscal 1998. With the sale of U.S. Lock effective January 1, 1999, the fiscal 1999 nine-month results only include six months of U.S. Lock net sales, or $13.4 million, as compared to $16.6 million for the nine months ended March 31, 1998. Excluding U.S. Lock for both periods, net sales for the fiscal 1999 nine-month period amounted to $66.3 million, an increase of $3.5 million over the $62.8 million for the comparable period last year. Net sales to retailers amounted to $45.3 million for the nine months ended March 31, 1999, a decrease compared to the $47.6 million for the same period last year. Sales to Hechinger / Builders Square decreased by $5.3 million to $3.5 million in the fiscal 1999 nine month period, as compared to $8.8 million in the same period last year, offsetting the increase in sales to other retailers. As previously disclosed by the Company, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business beginning in January 1999. During the fiscal 1999 third quarter, the Company signed a three-year agreement with Kmart, which the Company expects will result in additional annual net sales of $4 to $5 million. A portion of these sales, which includes showerheads, faucets, floor care and packaged plumbing, will be shipped under the direct import program from the Company's Asian facilities.

         Non-retail net sales amounted to $34.3 million for the fiscal 1999 nine month period, an increase from the $31.8 million for the same period in fiscal 1998. Excluding the results of U.S. Lock, non-retail net sales increased by $5.8 million for the fiscal 1999 nine month period, as compared to the same period last year, primarily due to an increase in sales to Barnett.


Gross Profit
------------

         The gross profit margin for the nine months ended March 31, 1999 decreased to 30.1% from 34.5% for the nine months ended March 31, 1998. The reduction in the gross margin is attributable to a higher proportion of sales from the lower gross margin direct import sales program and competitive pricing pressure at our Mexican pipe nipple operation. Gross profit decreased to $24.0 million for the current nine-month period, as compared to $27.4 million for the nine months ended March 31, 1998. Excluding U.S. Lock for both periods, the gross profit for the current year nine-month period would have been $19.6 million, as compared to $22.0 million in the same period last year. The decrease in gross profit is attributable to the reduction in sales to Hechinger / Builders Square, competitive pricing issues associated with the Mexican pipe nipple operation and the sales increase for the lower margin direct import program.

Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses increased from $22.4 million for the nine months ended March 31, 1998 to $23.4 million for the nine month period ended March 31, 1999. As a percentage of net sales, SG&A expenses increased from 28.2% for the nine month period in fiscal 1998 to 29.3% for the fiscal 1999 nine-month period. The increase in expenses was primarily due to a foreign exchange loss of $0.3 million being reported in the nine month period ended March 31, 1999, as compared to $0.8 million in foreign exchange income being reported for the same period last year. Excluding the results of U.S. Lock for both periods, SG&A expenses as a percentage of sales increased to 31.2 percent for the fiscal 1999 nine month period as compared to 30.0 percent in the comparable prior year period due to lower sales to offset corporate expenses.


Non-Recurring and Procurement Charges
-------------------------------------

         In the fiscal 1999 first quarter ended September 30, 1998, Consumer Products recorded a non-recurring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge are severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. In the third quarter of fiscal 1999, Consumer Products recorded an additional non-recurring charge of $0.45 million for additional costs involved in the relocation of the Bedford Heights warehouse, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights. The Company believes that the relocation to a more modern and efficient facility will allow Consumer Products to provide more sophisticated distribution services to its customers and help it remain competitive through significant annual savings.

         In addition to the non-recurring charge for the relocation of its warehouse, Consumer Products also recorded a business procurement charge of $2.45 million.

Gain on Sale of U.S. Lock
-------------------------

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million has been reported as a deferred gain in the Company's balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company will recognize the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett.


Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its 44.3% ownership interest in Barnett of $5.0 million for the nine months ended March 31, 1999. For the comparable period in fiscal 1998, the Company recorded equity earnings of $4.6 million.


Interest Expense
----------------

         For the nine months ended March 31, 1999, interest expense totaled $12.9 million, an increase of $1.1 million from the $11.8 million in the comparable period last year. The increase is primarily due to an increase in borrowings under the Credit Agreement and an increase in the accretion of interest on the Deferred Coupon Notes of $8.3 million as compared to $7.3 million for the nine months ended March 31, 1999 and 1998, respectively. Average borrowings for the nine months ended March 31, 1999 amounted to $137.4 million, with a weighted average interest rate of 12.3%, as compared to $123.4 million in the same period last year, with a weighted average interest rate of 12.1%.



Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $1.1 million and $0.8 million for the nine months ended March 31, 1999 and 1998, respectively. The provision for the current period primarily represents the alternative minimum tax due on the gain on the sale of U.S. Lock and various state and foreign taxes of the Company's wholly-owned operations. The provision in the nine months ended March 31, 1998 primarily represents various state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic losses not benefited.


Extraordinary Loss
------------------

         In the nine months ended March 31, 1998, the Company incurred an extraordinary charge of $0.2 million associated with the write-off of deferred financing costs from the repurchase of $12.0 million of Senior Notes in July and August 1997. (See Note 6)

Net Loss
--------

         The Company's net loss for the nine months ended March 31, 1999 amounted to $2.5 million, or $0.20 per basic and diluted share, as compared to the loss of $3.3 million, or $0.27 per basic and diluted share, in the same period last year. Included in the fiscal 1998 results is an extraordinary charge of $0.2 million, or $0.02 per basic and diluted share, from the write-off of deferred financing costs as discussed above. The fiscal 1999 nine month results include the $10.2 million gain on the sale of U.S. Lock, a non-recurring charge of $1.8 million for the relocation of the Consumer Products' warehouse from Bedford Hts., Ohio to Groveport, Ohio, as well as a $2.45 million charge for business procurement costs.


Year 2000
---------

         The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. The Company continues to implement plans at certain of its operations to ensure those systems continue to meet its internal and external requirements. A summary of the progress made by each of the Company's operations is provided below.

         During fiscal 1998, the Company's largest division, Consumer Products, completed a version upgrade of its J.D. Edwards software, which was Year 2000 compliant. In addition, Consumer Products made certain modifications to it systems and completed the testing of its information systems in fiscal 1998 to insure that it is Year 2000 compliant. Consumer Products utilizes IBM AS400 hardware and pentium computers that are also Year 2000 compliant. The specific cost of upgrading the hardware and software in fiscal 1998 was approximately $0.8 million; however, the majority of this cost was part of a process of developing Consumer Products' capabilities to serve its customers and to operate its business, with Year 2000 compliance being an additional benefit.

         The Company's corporate office completed the development of its accounting package in March 1999, using Consumer Products' hardware and software. The accounting package was develop by internal personnel with MIS support at no additional cost, using the standard reporting format developed for Consumer Products.

         In August 1998, WAMI's PC-based Year 2000 software upgrade was provided by the software manufacturer at no cost and has been installed and tested. As part of a periodic replacement of hardware, WAMI will replace certain PC's for approximately $10,000 to upgrade its remaining hardware to be Year 2000 compliant. WAMI's software and hardware has been reviewed by an external information technology professional for Year 2000 compliance.

         Medal Distributing has an IBM System 36, which will require an upgrade and software to be Year 2000 compliant. The Company expects the modifications to be completed by June 30, 1999, at a cost of approximately $10,000.

         Based on information from hardware and software vendors, the PC-based information systems at TWI will require minor modifications to be Year 2000 compliant. These modifications are expected to be completed in the summer of 1999 and financed through working capital with minimal cost. The expected expenditures include approximately $13,000 for hardware, $10,000 for software and $10,000 in labor to make the Year 2000 modifications. CWI's modifications and timetable are similar to those of TWI, with the costs expected to be approximately $11,000 for hardware, $14,000 for software and $2,000 in labor to make the Year 2000 modifications.

         The Company has reviewed its non-information technology systems and believes that the systems are Year 2000 compliant.

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


B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company's business strategy includes the reduction of its interest expense and its leverage by the sale of selected assets and the refinancing of its remaining indebtedness whenever possible. To that end, the Company completed the U.S. Lock Sale for approximately $33.0 million in January 1999. The Company believes its operating cash flow, the remaining net proceeds from the U.S. Lock Sale and its borrowing availability under a working capital facility will be sufficient in the short term to fund its liquidity and working capital requirements, capital expenditures and the first few interest payments on the Deferred Coupon Notes. Although the Company currently believes that it will be able to pay its near-term debt maturities and cash interest requirements, it will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of the value of the Barnett Common Stock and/or a restructuring of such debt instruments. There can be no assurance that the Company will be able to effect any of the foregoing transactions.

         In June 1996, the Company entered into the Credit Agreement with BankAmerica Business Credit, Inc. The Credit Agreement provides for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million (the "Term Loans"). As of March 31, 1999, the Company had no borrowings under the revolving credit line of the credit facility and had approximately $15.3 million available under such facility. At March 31, 1999, there were $5.0 million of Term Loans outstanding. The Company's Credit Agreement expires on July 15, 1999 and the first semi-annual cash interest payment of approximately $6 million under the Deferred Coupon Notes is due on December 1, 1999. The Company has received proposals from several banks with respect to a replacement credit facility and believes that a replacement facility will be arranged prior to July 15, 1999.At March 31, 1999, the Company had approximately $8.1 million in short term investments to support the working capital requirements of its operations.

         The Credit Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $16.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) BankAmerica's reference rate plus 1.0% or (b) LIBOR plus 2.75%. The Credit Agreement includes a letter of credit subfacility of $2.0 million, with none outstanding at March 31, 1999. The Term Loans bear interest at a rate per annum equal to .25% over the interest rate applicable to revolving credit advances under the Credit Agreement. Borrowings under the Credit Agreement are secured by the accounts receivable, inventories, certain general intangibles and unencumbered fixed assets of Consumer Products and WOC (the "Borrowers"). In addition, the Term Loans are also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Credit Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Credit Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or had obtained a waiver for all loan covenants at March 31, 1999.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and, prior to January 1, 1999, U.S. Lock for cash flow. The sale of U.S. Lock further increases the Company's dependence on the Consumer Products' business. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 18.2% of net sales for Consumer Products in fiscal 1998. The combined operations of Hechinger / Builders Square was Consumer Products' largest customer, accounting for approximately $11.7 million, or 21.1%, of its net sales in fiscal 1998. Net sales to the combined operations declined during fiscal 1998, with $5.1 million being sold in the last nine months of fiscal 1998. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business. The packaged plumbing supply relationship ended late in the second quarter of fiscal 1999 and, sales to Builders Square were significantly lower during the past several quarters due to a reduction in the number of Builders Square stores and their aggressive inventory management program. For the nine months and quarter ended March 31, 1999, total sales to Hechinger / Builders Square were approximately $3.5 million and $0.4 million, respectively. Due to the loss of this revenue base, Consumer Products has developed plans to reduce its cost structure to be more in line with its revenue base. The Company expects the impact to operating income to be approximately $0.8 million lower in fiscal 1999, in comparison to fiscal 1998. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be additional material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional materially adverse changes in its customer relationships were to occur.

         The Company paid no Federal taxes in the first three quarters of fiscal 1999. At June 30, 1998, the Company had $52.1 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2008 through 2013, and $39.6 million of original issue discount, as of March 31, 1999, that has been expensed on the Company's financial statements and will become deductible for tax purposes when the Deferred Coupon Notes are paid.

         The Company does not have any commitments to make substantial capital expenditures; however, it plans to spend approximately $0.7 million in capital expenditures for the remainder of fiscal 1999. The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1998, the Company began to implement plans at certain of its operations to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company's largest division, Consumer Products, completed the modifications and testing of its information systems and is Year 2000 compliant. Consumer Products utilizes an IBM AS400 system, along with the latest version of Year 2000 compliant J.D. Edwards software. The Company's corporate office has also completed the process of converting to this J.D. Edwards package and became Year 2000 compliant in the fiscal 1999 third quarter. In August 1998, WAMI's PC-based Year 2000 software upgrade was installed and is Year 2000 compliant, with minor hardware modifications that will be made within the next several months to completed the Year 2000 compliance. Medal Distributing expects to invest approximately $10,000 in its hardware and software modifications to be Year 2000 compliant, which should be completed by June 30, 1999. Based on information from software vendors, the PC-based information systems at TWI and CWI will require the installation of minor upgrades to be Year 2000 compliant. These modifications are underway and are expected to be completed in August 1999 and financed through working capital with minimal cost.

         Fiscal 1999 capital expenditures for Consumer Products include expenditures to improve the efficiencies of its operations, provide new data technology and to move to a more efficient and modern facility. Also included in the capital expenditure budget are certain expansion plans for the Company's foreign operations.

         At March 31, 1999, the Company had working capital of $26.8 million and a current ratio of 2.3 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $8.8 million in the nine months ended March 31, 1999 principally due to an increase in other assets and an decrease in accrued interest and accrued liabilities. The most significant items affecting net cash used for operations were the $10.2 net gain on the sale of U.S. Lock, $8.3 million of non-cash interest and $5.0 million in equity earnings of Barnett. Excluding these items, the net cash used in operations was $2.5 million. Cash flow provided by investments totaled $26.8 million, attributable to the net cash generated from the U.S. Lock Sale. Cash used for financing activities amounted to $9.8 million, primarily due to the reduction in net borrowings under the Company's credit facilities.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a) See Exhibit 27.

                  b) Form 8-K

                           The Registrant filed a report on Form 8-K on January 15, 1999, regarding the sale of U.S. Lock.

                           The Registrant filed a report on Form 8-K on January 15, 1999, incorporating by reference the March 9, 1999 press release by the Registrant regarding the suspension of its stock from trading on the NYSE effective March 22, 1999.


All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1999 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                      WAXMAN INDUSTRIES, INC.
                                      -----------------------
                                      REGISTRANT






DATE:  MAY 6, 1999                    BY: /S/ MARK W. WESTER
                                              MARK W. WESTER
                                              VICE PRESIDENT-FINANCE
                                              AND CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)

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