Form 10-K405/A
period 1998-06-30
WAXMAN INDUSTRIES INC
filed 1999-07-26
CIK 105096

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NUMBER 0-5888

                               ------------------

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

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              (TITLE OF EACH CLASS)
                              ---------------------
                          COMMON STOCK, $.01 PAR VALUE

                               ------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


         Aggregate market value of voting stock held by non-affiliates of the registrant based on the average bid/ask price of such stock on the OTC Bulletin Board on July 13, 1999: $3,065,023.

        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 13, 1999:
                             COMMON STOCK 9,914,051
                         CLASS B COMMON STOCK 2,143,246

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant hereby amends its Form 10-K for the fiscal year ended June 30, 1998 to incorporate by reference in Part II thereof (in addition to any documents previously incorporated by reference) the audited financial statements of Barnett Inc. for the fiscal year ended June 30, 1998 which are included within Barnett Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, (SEC file number 0-21728).

                                     PART IV

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Registrant hereby amends, at the direction of its independent public accountants, the third paragraph of the Report of Independent Public Accountants on the consolidated financial statements to read as follows:

         "As discussed in Note 6 to the consolidated financial statements, the BankAmerica Credit Agreement and Term Loans will expire on July 15, 1999. In addition, cash interest on the Senior Secured Deferred Coupon Noted becomes payable in semi-annual installments beginning on December 1, 1999."

         Registrant hereby amends the summary financial data table appearing in
Note 2 (Barnett Public Offerings and Extraordinary Charge) to the Consolidated Financial Statements of Waxman Industries, Inc. and Subsidiaries for the years ended June 30, 1998, 1997 and 1996, as set forth below:

         The following table presents summary financial data for Barnett at June 30, 1998 and 1997 and for the years then ended (in thousands of dollars):

Statement of income data:


                                          1998              1997
                                          ----              ----
Net sales                               $199,578          $160,068
Gross profit                              67,443            54,692
Net income                                14,277            12,035

Balance sheet data:


                                          1998              1997
                                          ----              ----
Current assets                           $72,054            $61,271
Noncurrent assets                         23,730             15,744
Current liabilities                       19,623             16,404
Noncurrent liabilities                         -                  -

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WAXMAN INDUSTRIES, INC.


July 22, 1999                                    By: /s/ Mark W. Wester
                                                     ---------------------------
                                                     Mark W. Wester
                                                     Chief Financial Officer and
                                                     Vice President-Finance