Form 10-K405
period 1999-06-30
WAXMAN INDUSTRIES INC
filed 1999-09-24
CIK 105096

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

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
                              Yes X      No
                                 ---       ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

    Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Over-The-Counter Bulletin Board on September 20, 1999: $5,093,083

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 20, 1999:
                             COMMON STOCK 9,914,939
                         CLASS B COMMON STOCK 2,142,358
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 1999, portions of which document shall be deemed to be incorporated by reference in
Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

     The Company consists of Waxman Industries, Inc. and subsidiaries in which Waxman Industries, Inc. directly or indirectly has a majority voting interest. In fiscal 1997, the Company began accounting for Barnett Inc. ("Barnett") under the equity method of accounting due to the reduction of the Company's ownership of Barnett to 44.5% in the fiscal 1997 fourth quarter. Prior to that time, the Company consolidated Barnett's results, with a minority interest charge for the portion of Barnett not owned by the Company. The Barnett Form 10-K for the year ended June 30, 1999 is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

                                     PART I
ITEM 1. BUSINESS

GENERAL

     The Company believes it is one of the leading suppliers of specialty plumbing, hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 1,400 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company's consolidated net sales were $99.1 million in fiscal 1999.

     The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC is comprised of Medal Distributing, a supplier of hardware products and, until its sale effective January 1, 1999, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized, black, brass, and chrome pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

     At June 30, 1999, the Company owned 44.3% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,400 active customers throughout the United States. Barnett offers approximately 20,300 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, security hardware installers, liquid propane gas dealers, and locksmiths. In January 1999, the Company completed the sale of U.S. Lock to Barnett. Barnett's net sales for fiscal 1999 were $241.4 million. In fiscal 1999, the Company recognized $6.7 million in equity income from this investment.

     In April 1996, the Company completed an initial public offering of the common stock of Barnett (the "Barnett Common Stock"), reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock, which increased the Company's ownership to the current level of 7,186,530 shares. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT".

CONSUMER PRODUCTS

     Consumer Products markets and distributes approximately 6,300 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products' customers include large national retailers such as Kmart, Wal-Mart and Sears, as well as several large regional D-I-Y retailers. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 12 of the 25 largest D-I-Y retailers and three of the top five mass merchandisers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products' net sales for fiscal 1999 were $47.7 million, excluding direct import sales.

     In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. In January 1999, Consumer Products entered into a three year supply agreement with Kmart, which expanded the sales program to include additional product categories. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and combined the two companies to form the nation's third largest home improvement chain. In August 1998, Consumer Products was informed that the Hechinger/Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business, beginning in January 1999. In fiscal 1998, Builders Square accounted for $11.7 million, or 21.1% and 11.0% of Consumer Products' and the Company's net sales, respectively. Due to the loss of this revenue base, Consumer Products implemented plans to reduce its cost structure to be more in line with its revenue base. The combined operations of Hechinger/Builders Square, accounted for approximately $3.7 million, or 7.8% and 3.8% of Consumer Products and the Company's net sales in fiscal 1999, respectively. Hechinger/Builders Square filed for Chapter 11 bankruptcy protection in June 1999, and for Chapter 7 liquidation in September 1999. Consumer Products' accounts receivable from Hechinger/Builders Square was $0.3 million at the time of the bankruptcy filing. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

     In furtherance of its continuing efforts to improve Consumer Products' prospects, during fiscal 1997, the Company began to augment certain existing product lines, streamline its packaged plumbing product lines, enhance the appearance and appeal of its existing plumbing product packaging and undertook certain customer retention and development programs. The Company believes the redesign effort has helped and should continue to help in its effort to retain existing business and to diversify its customer base by attracting new business. In order to minimize the financial impact on Consumer Products, the rollout of the package redesign program will continue into fiscal 2000.

     In the past several years, certain retailers have begun to develop direct import programs to improve their profitability. Those retailers generally select certain product categories and import full containers of such products to their domestic distribution centers. Consumer Products has responded to this trend by working with the Company's foreign sourcing operations to provide the products, while Consumer Products provides certain of the value added services discussed below, such as account management, selling and marketing support and customer service. Due to the sharing of responsibilities in servicing the domestic retail account, profits are shared by Consumer Products and the foreign operation. The direct shipment arrangement generally results in lower gross profit margins for the Company, but also lower selling, general and administrative costs.

     Consumer Products' marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program, which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing category layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products and backup tags to identify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers' changing needs. In addition, Consumer Products' products are packaged and designed for ease of use, with "how to" instructions to simplify installation, even for the uninitiated D-I-Y consumer.

     Consumer Products' sales and service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also provide reports to Consumer Products, enabling it to stay abreast of changing consumer demand and identify developing trends. In order to support its customers' "just-in-time" requirements, Consumer Products has sophisticated EDI capabilities, enabling customers to reduce inventory levels and increase return on investment. During fiscal 1998, Consumer Products completed the modifications of all of its information systems to be Year 2000 compliant. Consumer Products operates and distributes its products through two strategically located distribution facilities near Columbus, Ohio and Dallas, Texas. In fiscal 1999, Consumer Products completed the move of its distribution warehouse from Bedford Heights, Ohio, to a more modern and efficient center in Groveport, Ohio, a suburb of Columbus. The charges incurred by the Company in connection with this move amounted to approximately $2.1 million, including the write-off of specific tangible assets at its Bedford Heights warehouse. The cost savings of the new facility are expected to offset these charges in less than two years. The Company's non-warehouse functions continue to be performed in Bedford Heights.

PRODUCTS

     The following is a discussion of Consumer Products' principal product groups:

     Plumbing Products. Consumer Products' plumbing repair products include toilet repair, sink and faucet repair, water supply repair, drain repair, shower and bath repair, hose and pipe repair, and connection repair. Consumer Products also offers proprietary lines of faucets under the trade name Premier(R), as well as a line of shower and bath accessories under the proprietary trade name Spray Sensations(R). Consumer Products' product line also includes a full line of valves and fittings, rubber products and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R), PlumbKing(R) and KF(R). In addition, Consumer Products offers certain of its customers the option of private label programs. In August 1999, Consumer Products introduced a new product, the Soap 'n Spray(TM) all-in-one sink sprayer, which should be an attractive product offering for the bed and bath industry in addition to many of the large D-I-Y retailers and mass merchandisers served by the Company.

     Floor Protective Hardware Products. Consumer Products' floor protective hardware products include casters, doorstops and other floor, furniture and wall protective items. Consumer Products markets a complete line of floor protective hardware products under the proprietary trade name KF(R) and also under private labels. In the last several years, the Floor Protective Program has been expanded to include a new line of surface protection products, which are being distributed under the proprietary trade name SoftTouch(TM).

WOC OPERATIONS

     WOC currently has one operating division, Medal Distributing, a supplier of hardware products to approximately 700 independent retailers. Until its January 1, 1999 sale, U.S. Lock, a full line supplier of security hardware products, was also included in the operations of WOC. In late fiscal 1997 and early fiscal 1998, two other WOC divisions were sold, including the Madison Equipment division ("Madison"), a supplier of electrical products, which was sold in April 1997, and substantially all of the business of the LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products, which was sold to Barnett on July 1, 1997. WOC's net sales amounted to $18.2 million in fiscal 1999, including $13.4 million for U.S. Lock, until its January 1, 1999 sale.

  MEDAL DISTRIBUTING

     Medal Distributing, which was acquired by the Company in 1980, is a regional distributor of hardware products to independent hardware stores and small independent retailers. Medal Distributing distributes its products primarily through outside sales representatives and through a catalog and monthly circulars. The operations for Medal Distributing are located in Sharon, Pennsylvania, serving customers within a 250 mile radius. At June 30, 1999, Medal Distributing marketed approximately 13,500 products to its 700 customers. The continued expansion of certain national, large, multi-category retailers has continued to impact the smaller, independent retail operations served by Medal Distributing. Medal Distributing is working closely with its outside sales representatives and the small independent retailers to adjust to the expansion of the large national retailers.

FOREIGN OPERATIONS

     Through TWI, the Company conducts its foreign operations in Mexico, China and Taiwan, which support Consumer Products, WOC and Barnett. Over the past several years, certain retailers have begun to source a portion of their product requirements through direct import programs. TWI and Consumer Products have responded by participating with some retailers in direct import programs, with the added benefit of domestic account management. For the years ended June 30, 1999 and 1998, products purchased from the foreign operations accounted for approximately 19.6% and 24.0%, respectively, of the total product purchases made by the Company. For fiscal 1999, the operations owned by TWI had net sales of $46.3 million, of which $19.9 million were to Barnett and $13.1 million were intercompany transactions, which eliminate in consolidation. Although a significant portion of the Company's non-retail sales are to Barnett, the Company has made significant progress in recent years in its effort to develop the non-retail customer base served by its foreign operations.

     TWI, through its subsidiaries, operates the Taiwan and Mainland China facilities, which source, manufacture, assemble and package plumbing products. In addition, facilities in Mainland China manufacture and package floor protective hardware products. The Company believes that these facilities give it competitive advantages in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States.

     Western American Manufacturing, Inc. ("WAMI"), a manufacturer of galvanized, black, brass, and chrome pipe nipples in Tijuana, Mexico, provides the Company vertical integration in the manufacture and distribution of pipe nipples. Pipe nipples are lengths of pipe, which range from 1/2 of an inch to 10 feet long, threaded at each end. In order to take advantage of lower labor costs, the Company has relocated certain of its packaging operations to WAMI. In fiscal 1998, WAMI formed a sales organization, WAMI Sales, Inc. ("WAMI Sales"), to distribute its products to industrial supply and wholesale operations.

     Substantially all of the other products purchased by the Company are manufactured by third parties. The Company estimates that it purchases products and materials from approximately 600 suppliers and is not dependent on any single unaffiliated supplier for a material portion of its requirements.

     The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups.

                                                              1999    1998    1997
                                                              ----    ----    ----
Plumbing....................................................   68%     63%     71%
Electrical..................................................    1%      1%      1%
Hardware....................................................   31%     36%     28%
                                                              ---     ---     ---
Total net sales.............................................  100%    100%    100%
                                                              ===     ===     ===

IMPORT RESTRICTIONS AND CUSTOMS ISSUES

     Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from China and Taiwan. The Company also imports United States goods assembled in Mexico under the preferential import regulations commonly known as '9802', formerly item '807'. The '9802' arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to reimport the goods without quota restriction and to pay a duty only on the value added in the offshore factory.

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

EQUITY INVESTMENT -- BARNETT AFFILIATE

     Barnett is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to approximately 73,400 active customers throughout the United States. Barnett offers and promotes approximately 20,300 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, liquid propane gas dealers and locksmiths. Barnett's staff of over 145 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, Barnett has established a network of 40 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of Barnett's orders are shipped directly to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of Barnett's local distribution centers. Barnett's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and the offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers, including TWI.

     Barnett was a wholly-owned subsidiary of the Company until the completion of an initial public offering in April 1996 (the "Barnett Initial Public Offering"). In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. In April 1997, a secondary offering of 1,300,000 shares of Barnett Common Stock (the "Barnett Secondary Offering", and together with the Barnett Initial Public Offering, the "Barnett Public Offerings") was completed and the Company converted its remaining convertible non-voting preferred stock of Barnett to Barnett Common Stock. The Company received a per share price of $17.50, before the underwriters' discount, resulting in $21.6 million of net proceeds. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock. In January 1999, the Company sold substantially all of the assets and certain liabilities of U.S. Lock, a division of WOC, to Barnett. At June 30, 1999, the Company owned 44.3% of the outstanding shares of Barnett Common Stock. Management intends to utilize its interest in Barnett in its debt reduction efforts. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT".

COMPETITION

     The Company faces significant competition within each of its product lines, although it has no competitor offering the range of products in all of the product lines that the Company offers. The Company believes that its buying power, extensive inventory, emphasis on customer service and merchandising programs have contributed to its ability to compete successfully in its various markets. The Company faces significant competition from smaller companies which specialize in particular types of products and larger companies which manufacture their own products and have greater financial resources than the Company. The Company believes that competition in sales to retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for packaging, delivery and merchandising for retailers.

EMPLOYEES

     As of June 30, 1999, the Company employed 733 persons, 147 of whom were clerical and administrative personnel, 57 of whom were sales service representatives and 529 of whom were either production or warehouse personnel. Eleven of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees, including those represented by collective bargaining units, to be satisfactory.

TRADEMARKS

     Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See "Business -- Consumer Products -- Products".

ENVIRONMENTAL REGULATIONS

     The Company is subject to certain federal, state and local environmental laws and regulations. The Company believes that it is in material compliance with such laws and regulations applicable to it. To the extent any subsidiaries of the Company are not in compliance with such laws and regulations, the Company, as well as such subsidiaries, may be liable for such non-compliance. However, in any event, the Company is not aware of any such liabilities that could have a material adverse effect on it or any of its subsidiaries.

SEASONALITY

     The Company's sales are generally consistent throughout its fiscal year, although the third fiscal quarter is generally weaker in sales than the other quarters.

ITEM 2. DESCRIPTION OF PROPERTIES

     The following table sets forth, as of June 30, 1999, certain information with respect to the Company's principal physical properties:

                                                                                     LEASE
                                APPROXIMATE                                        EXPIRATION
           LOCATION             SQUARE FEET               PURPOSE                     DATE
           --------             -----------               -------                --------------
24460 Aurora Road                  21,000      Corporate Office                           Owned
  Bedford Hts., OH
24455 Aurora Road                  26,000      Consumer Products Corporate              6/30/02
  Bedford Hts., OH (1)                         Office
902 Avenue T.                     108,000      Consumer Products                        5/31/00
  Grand Prairie, TX (2)                        Office and Distribution Center
5920 Green Pointe Dr.             114,000      Consumer Products                        11/1/08
  Groveport, OH                                Office and Distribution Center
330 Vine Street                    80,000      Medal Distributing                       2/28/01
  Sharon, PA                                   Office and Distribution Center
No. 10, 7th Road                   55,000      TWI                                        Owned
  Industrial Park                              Office, Packaging
  Taichung, Taiwan                             and Distribution Center
  Republic of China
                                               TWI/CWI                                    Owned
Dan Keng Village                   45,000      Office, Packaging,
  Fu Ming County                               Manufacturing
  Shenzhen, P.R. China                         and Distribution Center
113, 9 Sur Y 6 Oriente St., CD     41,000      WAMI / WAMI Sales                        6/15/00
  Industrial Mesa De Otay                      Office and Manufacturing
  Tijuana, Mexico                              Center
16002, 9 Sur St., CD               37,000      WAMI                                     3/31/00
  Industrial Mesa De Otay                      Packaging Center
  Tijuana, Mexico
9430 Cabot Drive                   13,000      WAMI Sales                               1/31/00
  San Diego, California                        Office and Distribution Center
20052, 6 Oriente St., CD           12,000      WAMI                              month-to-month
  Industrial Mesa De Otay                      Manufacturing Center                       lease
  Tijuana, Mexico

---------------

(1) Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of this property. In November 1998, Consumer Products completed the move of its warehouse to Groveport, Ohio, but continues to lease 9,000 square feet of office space and 17,000 square feet of warehouse space in Bedford Hts., Ohio. The remaining 97,000 square feet of warehouse space in this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. Rent expense under this lease was $326,716 in fiscal 1999, $314,150 in fiscal 1998 and $314,150 in fiscal 1997. The Company received rental income from Handl-it, Inc. of $95,324 in fiscal 1999 for subleasing the warehouse in Bedford Hts., Ohio for a portion of the year.

(2) The Company has the option to renew the lease for three additional five-year terms.

     Handl-it Inc., a corporation owned by John S. Peters, a consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman provides Consumer Products with certain outside warehousing services under month-to-month rental arrangements from time to time. Con-sumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. Rent expense under these lease arrangements was $10,000, $30,000 and $137,000 for fiscal 1999, 1998 and 1997, respectively. Consumer Products Group also paid Handl-it Inc. approximately $55,000 for the cost of transportation of products in fiscal 1999. Effective July 1, 1999, WAMI Sales replaced an internally operated warehouse facility in Cleveland, Ohio with an arrangement with Handl-it Inc. to provide all warehousing, labor and shipping functions for a fee equal to 7.5% of monthly sales from the location.

     The Company believes that its facilities are suitable for its operations and provide the Company with adequate productive capacity and that the related party leases and rental arrangements are on terms comparable to those that would be available from unaffiliated third parties.

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

     Mr. Melvin Waxman, age 65, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Initial Public Offering in April 1996, Mr. Waxman became Chairman of the Board of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been a Chief Executive Officer of the Company for over 20 years and has been a director of the Company since 1962. Mr. Waxman has been Chairman of the Board of the Company since August 1976. Mr. Waxman is the Chairman of the Board of Barnett. Melvin Waxman and Armond Waxman are brothers.

     Mr. Armond Waxman, age 60, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Initial Public Offering in April 1996, Mr. Waxman became President of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been the President and Treasurer of the Company since August 1976. Mr. Waxman has been a director of the Company since 1962 and was Chief Operating Officer of the Company from August 1976 to May 1988. Mr. Waxman is the Vice Chairman of the Board of Barnett. Armond Waxman and Melvin Waxman are brothers.

     Mr. Laurence Waxman, age 42, has been Senior Vice President of the Company since November 1993 and is also President of Consumer Products, a position he has held since 1988. Mr. Waxman joined the Company in 1981. Mr. Waxman has been a director of the Company since July 1996. Mr. Laurence Waxman is the son of Melvin Waxman.

     Mr. Mark Wester, age 44, a certified public accountant, joined the Company in October 1996 as Corporate Controller and in January 1997 became the Vice President-Finance. Upon completion of the Barnett Secondary Offering in April 1997, Mr. Wester became the Chief Financial Officer of the Company. Mr. Wester provided consulting services to the Company from May 1996 through September 1996. From March 1992 to April 1996, Mr. Wester was a limited partner with a privately owned telecommunications company, Capital Communications Cooperative and the Chief Financial Officer of Progressive Communications Technologies. From 1978 to 1992, Mr. Wester was employed by The Fairchild Corporation (formerly, Banner Industries, Inc.), where he held several positions during his tenure, including Vice President and Corporate Controller.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WAXX". Prior to March 22, 1999, the Company's stock was listed on the New York Stock Exchange ("NYSE") under the symbol "WAX". The Company's Class B Common Stock does not trade in the public market due to restricted transferability. However, the Class B Common Stock may be converted into Common Stock on a share-for-share basis at any time.

     The following table sets forth the high and low closing quotations as reported by the OTCBB and NYSE for fiscal 1999 and 1998.

                                      1999              1998
                                 --------------    --------------
                                 HIGH      LOW     HIGH      LOW
                                 -----    -----    -----    -----
First Quarter..................  $3.63    $1.06    $5.19    $3.63
Second Quarter.................   1.81     0.69     4.38     3.13
Third Quarter..................   1.25     0.25     4.44     3.13
Fourth Quarter.................   0.50     0.31     4.06     2.94

HOLDERS OF RECORD

     As of August 27, 1999, there were 675 holders of record of the Company's Common Stock and 118 holders of record of the Company's Class B Common Stock.

DIVIDENDS

     The Company declared no dividends in fiscal 1999 or 1998. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                              FISCAL YEARS ENDED JUNE 30,
                                                --------------------------------------------------------
                                                1999(7)       1998        1997      1996(8)     1995(8)
                                                --------    --------    --------    --------    --------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales.....................................  $ 99,116    $105,662    $119,006    $235,067    $232,304
Cost of sales.................................    69,264      69,429      84,574     160,556     152,368
                                                --------    --------    --------    --------    --------
Gross profit..................................    29,852      36,233      34,432      74,511      79,936
Selling, general and administrative
  expenses....................................    31,635      30,290      34,996      70,628      62,023
Restructuring, procurement and non-recurring
  charges(1)..................................     4,515          24       1,522      19,507       3,237
                                                --------    --------    --------    --------    --------
Operating income (loss).......................    (6,298)      5,919      (2,086)    (15,624)     14,676
Gain on sale of Barnett stock, net(2).........        --          --      16,693      65,917          --
Gain on sale of U.S. Lock, net(3).............    10,298          --          --          --          --
Equity earnings of Barnett....................     6,744       6,341       5,843          --          --
Interest expense, net.........................    17,192      16,031      16,477      24,264      26,411
                                                --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes, minority interest,
  discontinued operation, extraordinary loss
  and cumulative effect of change in
  accounting..................................    (6,448)     (3,771)      3,973      26,029     (11,735)
Provision for income taxes....................     1,029         537         401       2,395         338
                                                --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before minority interest, discontinued
  operation, extraordinary loss and cumulative
  effect of change in accounting..............    (7,477)     (4,308)      3,572      23,634     (12,073)
Minority interest in consolidated affiliate...        --          --          --         975          --
Discontinued operation(4):
  Reversal of loss (and loss) on disposal.....        --          --          --      11,000     (11,000)
                                                --------    --------    --------    --------    --------
Income (loss) before extraordinary loss and
  cumulative effect of change in accounting...    (7,477)     (4,308)      3,572      33,659     (23,073)
Extraordinary loss(5).........................        --         192          --       6,251          --
Cumulative effect of change in
  accounting(6)...............................        --          --          --       8,213          --
                                                --------    --------    --------    --------    --------
Net income (loss).............................  $ (7,477)   $ (4,500)   $  3,572    $ 19,195    $(23,073)
                                                ========    ========    ========    ========    ========
Average number of shares outstanding..........    12,057      12,026      11,919      11,759      11,712
                                                ========    ========    ========    ========    ========

Basic earnings (loss) per share:
  From continuing operations before minority
    interest, discontinued operations,
    extraordinary loss and cumulative effect
    of change in accounting...................  $   (.62)   $   (.35)   $    .30    $   2.01    $  (1.03)
  Minority interest in consolidated
    affiliate.................................        --          --          --        (.08)         --
Discontinued operations:
  Reversal of loss (and loss) on disposal.....        --          --          --         .93        (.94)
Extraordinary loss............................        --        (.02)         --        (.53)         --
Cumulative effect of change in accounting.....        --          --          --        (.70)         --
                                                --------    --------    --------    --------    --------
Net income (loss) per share...................  $   (.62)   $   (.37)   $    .30    $   1.63    $  (1.97)
                                                ========    ========    ========    ========    ========
Diluted earnings (loss) per share:
  From continuing operations before minority
    interest, discontinued operations,
    extraordinary loss and cumulative effect
    of change in accounting...................  $   (.62)   $   (.35)   $    .26    $   1.74    $  (1.03)
  Minority interest in consolidated
    affiliate.................................        --          --          --        (.07)         --

                                                              FISCAL YEARS ENDED JUNE 30,
                                                --------------------------------------------------------
                                                1999(7)       1998        1997      1996(8)     1995(8)
                                                --------    --------    --------    --------    --------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Discontinued operations:
  Reversal of loss (and loss) on disposal.....        --          --          --         .81        (.94)
Extraordinary loss............................        --        (.02)         --        (.46)         --
Cumulative effect of change in accounting.....        --          --          --        (.61)         --
                                                --------    --------    --------    --------    --------
Net income (loss) per share...................  $   (.62)   $   (.37)   $    .26    $   1.41    $  (1.97)
                                                ========    ========    ========    ========    ========
Cash dividends per share:
  Common stock................................  $     --    $     --    $     --    $     --    $     --
  Class B common stock........................  $     --    $     --    $     --    $     --    $     --
BALANCE SHEET DATA:
Working capital...............................  $ 21,945    $ 15,776    $ 31,093    $ 51,460    $ 25,828
Total assets..................................   100,210     105,743     107,232     142,637     169,744
Total long-term debt..........................   128,480     118,314     120,994     113,080     145,064
Stockholders' equity (deficit)................   (52,086)    (44,744)    (39,506)    (43,254)    (62,697)

---------------

(1) In fiscal 1999, the Company recorded a $2.1 million non-recurring charge associated with the move of one of Consumer Products' warehouses and a business procurement charge of $2.5 million. In the first quarter of fiscal 1998, the Company recorded an estimated non-recurring charge of $133 for warehouse closure costs and other expenses associated with the sale of LeRan Gas Products. In the fourth quarter of fiscal 1998, the estimated loss was adjusted to the actual loss of $24. In the fourth quarter of fiscal 1997, the Company sold Madison Equipment Company and recorded a loss on sale of $0.7 million. In fiscal 1997, Consumer Products also recorded a business procurement charge of $0.8 million. During fiscal 1996, the Company recorded a $19.5 million restructuring and asset impairment loss, which included a $7.4 million restructuring charge primarily attributable to strategic initiatives at Consumer Products and a $12.1 million asset impairment charge primarily attributable to U.S. Lock in accordance with SFAS 121. During fiscal 1995, the Company incurred $2.8 million in warehouse closure costs as Consumer Products' distribution network was downsized from four locations to three. In fiscal 1995, Consumer Products also recorded a business procurement charge of $0.5 million. See Note 1 to the Consolidated Financial Statements for further discussion of the fiscal 1999 and 1997 business procurement charges and Note 4 for further discussion of the fiscal 1998 and 1997 charges.

(2) Reflects the gains on the Barnett Public Offerings as further described in
    Note 2 to the Consolidated Financial Statements.

(3) Reflects the gain on the sale of U.S. Lock as further described in Note 4 to the Consolidated Financial Statements.

(4) Fiscal 1996 amount represents the reversal of the fiscal 1995 estimated loss on the disposal of Consumer Products.

(5) Represents the write-off of deferred financing costs resulting from the repayment and refinancing of debt in fiscal 1998 and 1996, as further described in Notes 2 and 5 to the Consolidated Financial Statements.

(6) See Note 1 to the Consolidated Financial Statements for a discussion of procurement charges. Effective July 1, 1995, the Company changed its method of accounting for procurement costs to its current method as described in
    Note 1 to the Consolidated Financial Statements, resulting in the cumulative effect of a change in accounting for procurement costs of $8.2 million, before tax benefit, in fiscal 1996.

(7) The results of U.S. Lock were consolidated by the Company until its sale, which was effective January 1, 1999. As a result of the sale, fiscal 1999 only includes six months of U.S. Lock's results while the previous fiscal years include results for twelve months. See Note 4 to the Consolidated Financial Statements for further discussion of the sale of U.S. Lock.

(8) The results of Barnett were consolidated by the Company until the Barnett Secondary Offering in 1997. As a result of the Barnett Secondary Offering, fiscal years subsequent to fiscal 1996 do not consolidate the results of Barnett.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company operates in two business segments -- the distribution of specialty plumbing and hardware products to retailers and the distribution of plumbing products to non-retail businesses. Distribution of plumbing and hardware products to retailers is conducted through domestic operations, as well as through direct import programs from the foreign sourcing, manufacturing and packaging operations. In fiscal 1999, approximately 40.4% and 47.1% of the Company's foreign operations' sales were to the Company's domestic wholly-owned operations and Barnett, respectively, which are considered non-retail sales. Intercompany sales are eliminated in consolidation.

DEBT RESTRUCTURING EFFORTS

     Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and/or improve its financial flexibility during that period. The Company believes that operating cash flow, together with borrowings under its working capital credit facilities, and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient for at least the next 18 months to fund its working capital requirements. However, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

     In August 1999, Barnett announced that it was considering the repurchase of its shares owned by the Company. The Company has had discussions with Barnett's management regarding a share repurchase and continues to evaluate opportunities to monetize all or a portion of its investment in Barnett, including as part of a comprehensive plan to eliminate a significant portion of its debt. The Company has also had discussions with certain of its bondholders regarding potential debt reduction/restructuring transactions. At this time, the Company does not have an agreement to monetize its investment in Barnett or reduce its high level of debt. However, the Company continues to pursue a debt restructuring and/or debt elimination plan.

HISTORICAL OVERVIEW

     A historic overview of some of the Company's other recent strategic developments is summarized below.

     The Company owns 7,186,530 shares, or 44.3%, of the Barnett Common Stock at June 30, 1999, which are accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds of $21.6 million, after the underwriters' discount, and recorded a $16.7 million pre-tax gain. In April 1997, the Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products to Barnett (see Note 4). In January 1999, the Company completed the sale of U.S. Lock to Barnett (see Note 4).

     In fiscal 1997, the Company recorded charges totaling $7.2 million, including adjustments to cost of sales of $4.3 million, selling, general and administrative ("SG&A") expenses of $2.6 million and $0.3 million of sales allowances. The largest portion of the adjustments were made at Consumer Products, with charges of $4.2 million, $1.1 million and $0.3 million to cost of sales, SG&A expenses and sales allowances, respectively, related to the decision to augment certain existing product lines, streamline its packaged plumbing product line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which were necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the Company recorded $0.1 million and

$1.5 million in additional cost of sales and SG&A expenses, respectively, in total at its remaining operations, primarily related to inventory adjustments and charges for valuation reserves, professional services and the increase in value of certain stock appreciation rights granted to certain key executives.

     The Company also recorded a loss of $0.7 million on the disposal of Madison in the fourth quarter of fiscal 1997. In April 1997, Madison, a supplier of electrical products, was sold for $2.0 million, and in July 1997, substantially all of the business of the LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products was sold to Barnett for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction.

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

     In the first quarter of fiscal 1999, Consumer Products recorded a non-recurring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge are severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. In the third and fourth quarters of fiscal 1999, Consumer Products recorded additional non-recurring charges of $0.45 million and $0.27 million, respectively, for additional costs involved in the relocation of the Bedford Heights warehouse, the recruiting and training of personnel at the Groveport warehouse and the future shortfall on subleasing the warehouse in Bedford Heights. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and help it remain competitive through annual cost savings.

     In December 1998, the Company announced it had entered into an agreement to sell certain of the assets and liabilities of U.S. Lock, a division of WOC, to Barnett for approximately $33.0 million in cash, less certain adjustments. The sale of U.S. Lock was completed effective January 1, 1999. The proceeds were used by the Company to reduce the portion of the BankAmerica Business Credit Agreement collateralized by U.S. Lock's assets and to reinvest in the Company's remaining businesses.

     In June 1999, the remaining $0.9 million of the Company's 13 3/4% Senior Subordinated Notes matured and were paid by the Company. Also in June 1999, the Company entered into a loan and security agreement with Congress Financial Corporation (the "Loan and Security Agreement") to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $20.0 million.

RESULTS OF OPERATIONS

     The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of net sales:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   69.9%     65.7%     71.1%
Gross profit................................................   30.1%     34.3%     28.9%
Selling, general and administrative expenses................   31.9%     28.7%     29.4%
Non-recurring and procurement charges.......................    4.6%       --       1.3%
Operating income (loss).....................................   (6.4%)     5.6%     (1.8%)
Gain on sale of Barnett stock, net..........................     --        --      14.0%
Gain on sale of U.S. Lock, net..............................   10.4%       --        --
Equity earnings of Barnett..................................    6.8%      6.0%      4.9%

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Interest expense, net.......................................   17.3%     15.2%     13.8%
Income (loss) before income taxes and extraordinary loss....   (6.5%)    (3.6%)     3.3%
Provision for income taxes..................................    1.0%      0.5%      0.3%
Income (loss) before extraordinary loss.....................   (7.5%)    (4.1%)     3.0%
Extraordinary loss..........................................     --      (0.2%)      --
Net income (loss)...........................................   (7.5%)    (4.3%)     3.0%

YEAR ENDED JUNE 30, 1999 VS. YEAR ENDED JUNE 30, 1998

  NET SALES

     Net sales of the Company's wholly-owned operations for fiscal 1999 totaled $99.1 million, a decrease of $6.6 million from the $105.7 million for the comparable period in fiscal 1998. Excluding U.S. Lock, which was sold effective January 1, 1999, net sales for fiscal 1999 amounted to $85.8 million, an increase of $2.9 million, or 3.4 percent, over the $82.9 million for the comparable period last year. Due to the sale of U.S. Lock effective January 1, 1999, the fiscal 1999 results include only six months of U.S. Lock's net sales, or $13.4 million, as compared to $22.8 million for fiscal 1998. Net sales to retailers amounted to $58.0 million for the twelve months ended June 30, 1999, a decrease of $3.9 million as compared to the same period last year. Sales to Hechinger/Builders Square decreased by $8.0 million to $3.7 million in fiscal 1999, as compared to $11.7 million in the same period last year, offsetting the increase in sales to other retailers. As previously disclosed by the Company, as a part of Hechinger/Builders Square consolidating their operations and supplier relationships, Consumer Products would retain only the bulk plumbing business beginning in January 1999. In June 1999, Hechinger/Builders Square filed for Chapter 11 bankruptcy protection, and for Chapter 7 liquidation in September 1999. During the fiscal 1999 third quarter, the Company entered into a three-year agreement with Kmart, which the Company anticipates will result in additional annual net sales of $4 to $5 million. A portion of these sales, which include showerheads, faucets, floor care, and packaged plumbing, will be shipped under the direct import program from the Company's Asian operations. The direct import sales result in a lower gross margin but also have lower selling, general and administrative ("SG&A") expenses.

     The trend in the retail market is to develop direct relationships with foreign supply sources, including foreign sourcing operations similar to those owned by the Company. The Company will utilize its foreign sourcing operations to obtain new business when our domestic operation would be unable or less likely to compete, and therefore, has emphasized developing business outside of the intercompany and affiliated company arrangements for the foreign sourcing operations. This effort is expected to be of increasing importance in future results as more retailers emphasize direct import relationships. The Company believes sales from its foreign sourcing operations will continue to increase to both Barnett, due to its growth, and through direct sales to non-affiliated operations.

     Non-retail net sales amounted to $41.1 million for fiscal 1999, a decrease of $2.7 million for the same period in fiscal 1998. Excluding the results of U.S. Lock, non-retail net sales increased by $6.7 million in fiscal 1999, as compared to the same period last year, due primarily to an increase in sales to Barnett.

  GROSS PROFIT

     The gross profit margin for fiscal 1999 decreased to 30.1% from 34.3% for fiscal 1998. The reduction in the gross profit margin is attributable to a higher proportion of sales from the lower gross margin direct import sales program and competitive pricing pressures at our Mexican pipe nipple operation. Gross profit decreased to $29.9 million for fiscal 1999, as compared to $36.2 million for fiscal 1998. Excluding U.S. Lock for both periods, the gross profit for fiscal 1999 would have been $25.5 million, as compared to $28.6 million in the same period last year. The decrease in gross profit dollars is attributable to the reduction in sales to

Hechinger/Builders Square, competitive pricing issues associated with the Mexican pipe nipple operation and the sales increase for the lower margin direct import program.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A expenses increased from $30.3 million for fiscal 1998 to $31.6 million for fiscal 1999. As a percentage of net sales, SG&A expenses increased from 28.7% for fiscal 1998 to 31.9% for fiscal 1999. The increase in expenses was primarily due to foreign exchange transaction losses of $0.4 million in fiscal 1999, as compared to $1.0 million in foreign exchange transaction income being reported for fiscal 1998.

  NON-RECURRING AND PROCUREMENT CHARGES

     In the fiscal 1999 first quarter, Consumer Products recorded a non-recurring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. In the third and fourth quarters of fiscal 1999, Consumer Products recorded additional non-recurring charges of $0.45 million and $0.27 million, respectively, for additional costs involved in the relocation of the Bedford Heights warehouse, the recruiting and training of personnel at the Groveport warehouse and the future shortfall on subleasing the warehouse in Bedford Heights. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through annual cost savings.

     In addition to the non-recurring charge for the relocation of the warehouse, the Company's operations also recorded a business procurement charge of $2.5 million in fiscal 1999.

  GAIN ON SALE OF U.S. LOCK

     Effective January 1, 1999, the Company sold U.S. Lock, to Barnett, for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 1999 fourth quarter, the Company recognized $0.1 million of this deferred gain, which is included in the gain on sale of U.S. Lock in the accompanying consolidated statements of operations.

  EQUITY EARNINGS OF BARNETT

     The Company recorded equity earnings from its 44.3% ownership interest in Barnett of $6.7 million for fiscal 1999, as compared to $6.3 million in fiscal 1998.

  INTEREST EXPENSE

     For fiscal 1999, interest expense totaled $17.2 million, an increase of $1.2 million from the $16.0 million in fiscal 1998. The increase is primarily due to higher average borrowings under the Credit Agreement for a portion of the fiscal year and an increase in the accretion of interest on the Deferred Coupon Notes. Interest expense for the Deferred Coupon Notes amounted to $11.2 million in fiscal 1999, as compared to $9.9 million for fiscal 1998. As of June 1, 1999, the Deferred Coupon Notes were fully accreted and interest expense after that date is classified as accrued interest, with the first cash interest payment due on December 1, 1999. Average borrowings for fiscal 1999 amounted to $141.3 million, with a weighted average interest rate of 11.6%, as compared to $125.8 million in fiscal 1998, with a weighted average interest rate of 12.0%.

  PROVISION FOR INCOME TAXES

     The provision for income taxes amounted to $1.0 million and $0.5 million for fiscal 1999 and 1998, respectively. The fiscal 1999 provision primarily represents the federal alternative minimum tax and state taxes due on the gain on the sale of U.S. Lock, as well as various state and foreign taxes of the Company's wholly-owned operations. The fiscal 1998 income tax provision primarily represents various state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic losses not benefited.

  NET LOSS

     The Company's net loss for fiscal 1999 amounted to $7.5 million, or $0.62 per basic and diluted share, as compared to the loss of $4.5 million, or $0.37 per basic and diluted share, in fiscal 1998. The fiscal 1999 results include the $10.2 million gain on the sale of U.S. Lock, a non-recurring charge of $2.1 million for the relocation of Consumer Products' distribution center from Bedford Hts., Ohio to Groveport, Ohio, as well as a $2.5 million charge for business procurement costs. Included in the fiscal 1998 results is an extraordinary charge of $0.2 million, or $0.02 per basic and diluted share, from the write-off of deferred financing costs.

YEAR ENDED JUNE 30, 1998 VS. YEAR ENDED JUNE 30, 1997

  NET SALES

     Net sales of the Company's wholly-owned operations for fiscal 1998 of $105.7 million increased by $5.5 million or 5.5% in comparison to fiscal 1997, excluding the disposed operations of Madison Equipment and LeRan Gas Products. The increase in fiscal 1998 net sales is attributable to an increase of 21.5% at U.S. Lock and 22.4% at the Company's foreign sourcing and manufacturing operations. Increases from these operations were partially offset by a 3.4% decrease at Consumer Products. Net sales for fiscal 1997, including $18.8 million in sales from the disposed operations, amounted to $119.0 million. Madison was sold in April 1997, while substantially all of LeRan's gas products business was sold to Barnett on July 1, 1997. LeRan's malleable fitting business was transferred to WAMI's sales division as a result of this sale. Retail and non-retail sales in fiscal 1998 amounted to $61.9 million and 43.8 million, respectively, as compared to $63.8 million and $55.2 million for fiscal 1997.

     The growth at U.S. Lock is the result of an increase in the size of its professional telesales staff, additional sales from its monthly promotional flyer program, an increase in new products and the success of its Rx "Dealer Only"(TM) restricted keyway program. In the fourth quarter of fiscal 1998, U.S. Lock also moved a distribution center from Sacramento to Ontario, California, near Los Angeles, which is expected to be a stronger market for its products. In addition, U.S. Lock's fiscal 1998 net sales increase benefited from a full year of operations of its fifth warehouse, which was opened in Charlotte, North Carolina in March 1997. The increase in sales at the Company's foreign sourcing operations is primarily the result of an increase in sales to Barnett. However, the foreign operation supplying pipe nipples to Barnett experienced a reduction in sales for the second half of the fiscal year due to the loss of one of Barnett's pipe nipple customers. Until those pipe nipple sales are replaced by sales to other customers, the Company expects its WAMI operation to have approximately $1.5 million less in annual sales. Sales for the Company's Consumer Products operation decreased $3.0 million in fiscal 1998, primarily due to the closing of select stores by Hechinger/Builders Square, the inclusion of $1.1 million in fiscal 1997 sales to Ernst, which was lost as a customer due to its bankruptcy and a reduction in purchases by Kmart due to its inventory management program. In August 1998, Consumer Products was informed that it would only retain the bulk plumbing portion of its business with Hechinger/Builders Square.

  GROSS PROFIT

     Gross profit for the Company's wholly-owned operations amounted to $36.2 million in fiscal 1998, an increase of $1.8 million over the $34.4 million for fiscal 1997. The gross profit margin for the wholly-owned operations increased to 34.3% in fiscal 1998 from 28.9% for the wholly-owned operations in fiscal 1997. The relatively low gross profit margin in fiscal 1997 was due to $4.3 million of charges, including $4.2 million at

Consumer Products, related to the decision to augment certain existing product lines, streamline its packaged plumbing product line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs and establish inventory reserves which were necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the gross profit margin in fiscal 1997 was lower due to the inclusion of LeRan and Madison, which were lower margin businesses. Excluding the disposed operations, gross profit margin for fiscal 1997 would have been 29.7%.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A expenses of the wholly-owned operations decreased by $4.7 million, or 13.4%, to $30.3 million in fiscal 1998 from $35.0 million in fiscal 1997. The fiscal 1997 SG&A expenses included $3.9 million of SG&A expenses from the disposed operations and $2.6 million of year end adjustments. As a percentage of net sales, SG&A expenses were 28.7% in fiscal 1998 compared to 29.4% for the wholly-owned operations in fiscal 1997. The fiscal 1997 percentage, excluding the disposed operations, would have been 31.0%.

  NON-RECURRING AND PROCUREMENT CHARGES

     In the fiscal 1997 fourth quarter, the Company sold Madison Equipment Company and recorded a loss on sale of $0.7 million. In fiscal 1997, Consumer Products recorded a business procurement charge of $0.8 million.

  INTEREST EXPENSE

     Interest expense decreased slightly to $16.0 million for fiscal 1998 from $16.5 million in the prior year. Average borrowings decreased to $125.8 million in fiscal 1998 from $130.2 million in fiscal 1997; however, the weighted average interest rate increased from 11.9% to 12.0% during the same period. The decrease in average borrowings is due to the repayment of indebtedness with a portion of the net proceeds from the Barnett Secondary Offering, which caused an improvement for most of the fiscal 1998 period. The weighted average interest rate increased due to the retirement of a portion of the Senior Notes, which have a lower interest rate than the average rate of the remaining debt.

  OPERATING INCOME AND INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

     Operating income for fiscal 1998 improved to $5.9 million, from the loss of $2.1 million in fiscal 1997. Fiscal 1997 results included approximately $7.2 million in year-end adjustments, described in Note 3 to the Consolidated Financial Statements. Excluding the year-end adjustments in fiscal 1997, operating income improved by 15.7% in fiscal 1998 over the prior year. Consumer Products, U.S. Lock and the foreign sourcing operations contributed to the improvement. The continued growth of U.S. Lock and consistent contribution to operating income, resulted in an improvement in the operating income of the Company. The Company's foreign sourcing operations benefited from the growth of Barnett, which accounted for nearly all of their external sales during the period. An additional factor in the improvement of the foreign sourcing operations was the foreign currency devaluation. Since the foreign operations contract their sales in U.S. dollars, they benefited by using less dollars to purchase goods and pay for labor in local currencies.

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

LIQUIDITY AND CAPITAL RESOURCES

     Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and/or improve its financial flexibility during that period. The Company believes that operating cash flow, together with borrowings under its working capital credit facilities, and the monetization, from time to time, of a portion of the Barnett Common Stock, will be sufficient for at least the next 18 months to fund its working capital requirements. However, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments. The Company continues its efforts to complete a financial restructuring plan, which includes the sale of its investment in Barnett and a restructuring and/or elimination of its debt. Pending the completion of a comprehensive financial restructuring, the Company may also pursue the sale, from time to time, of a portion of its shares of Barnett or other selected assets to provide it with additional liquidity and financial flexibility.

     As stated previously, the Company's business strategy includes the reduction of its interest expense and its leverage by the sale of selected assets and/or the refinancing or reduction of its remaining indebtedness whenever possible. To that end, the Company completed the sale of U.S. Lock for approximately $33.0 million in January 1999. The Company believes its operating cash flow, its borrowing availability under the Loan and Security Agreement and proceeds from sales of selected assets will be sufficient to fund its current liquidity and working capital requirements, capital expenditures and the first few semi-annual interest payments on the Deferred Coupon Notes. The first semi-annual cash interest payment of approximately $6 million under the Deferred Coupon Notes is due on December 1, 1999. Without the completion of a financial restructuring plan as described above, the Company currently believes that, while it will be able to pay its near-term debt maturities and cash interest requirements, it will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the Barnett Common Stock and/or a restructuring of such debt instruments.

     In August 1999, Barnett announced that it was considering the repurchase of its shares owned by the Company. The Company has had discussions with Barnett's management regarding a share repurchase and continues to evaluate opportunities to monetize all or a portion of its investment in Barnett, including as part of a comprehensive plan to eliminate a significant portion of its debt. The Company has also had discussions with certain of its bondholders regarding potential debt reduction/restructuring transactions. At this time, the Company does not have an agreement to monetize its investment in Barnett or reduce its high level of debt. However, the Company continues to pursue a debt restructuring and/or debt elimination plan. As discussed above, the Company may also pursue the sale, from time to time, of a portion of its shares of Barnett or other selected assets to provide it with additional liquidity and financial flexibility. There can be no assurance that the Company will be able to consummate such financial restructuring or any of the other aforementioned transactions.

     In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, WOC, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $20.0 million. As of June 30, 1999, the Company had $0.4 million in borrowings under the revolving credit line of the facility and had approximately $14.4 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions.

     The Loan and Security Agreement provides for revolving credit advances of
(a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at June 30, 1999. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. In addition, up to $5.0 million of indebtedness under the Loan and Security Agreement is also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes"), and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at June 30, 1999. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances. The Loan and Security Agreement expires September 1, 2001, but may be extended under certain circumstances.

     Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and, prior to January 1, 1999, U.S. Lock for cash flow. The sale of U.S. Lock further increases the Company's dependence on Consumer Products' business. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 20.8% and 18.2% of net sales for Consumer Products in fiscal 1999 and 1998, respectively. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and has combined the two companies to form the nation's third largest home improvement chain. In August 1998, Consumer Products was informed that the Hechinger/Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business, beginning in January 1999. In fiscal 1998, Builders Square accounted for $11.7 million, or 21.1% and 11.0% of Consumer Products' and the Company's net sales, respectively. The combined operations of Hechinger/Builders Square, accounted for approximately $3.7 million, or 7.8% and 3.8% of Consumer Products and the Company's net sales in fiscal 1999, respectively. Hechinger/Builders Square filed for Chapter 11 bankruptcy protection in June 1999, and for Chapter 7 liquidation in September 1999. Consumer Products' accounts receivable from Hechinger/Builders Square was $0.3 million at the time of the bankruptcy filing. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional materially adverse changes in its customer relationships were to occur.

     The Company paid $0.5 million in income taxes in fiscal 1999. At June 30, 1999, the Company had $48.0 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013, and $41.3 million of original issue discount, as of June 30, 1999, that has been expensed on the Company's financial statements and will become deductible for tax purposes when the interest on the Deferred Coupon Notes is paid. In the event the Company completes a financial restructuring plan, which includes the sale of its investment in Barnett and, recognizes a gain from that sale, the Company will be able to use the net operating loss carryforwards to offset income taxes that will be payable.

     The Company has total future lease commitments for various facilities and other leases totaling $3.0 million, of which $1.3 million is due in fiscal 2000. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2000 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations. Except as noted below, all operations have completed their Year 2000 compliance. In August 1998, WAMI's PC-based Year 2000 software upgrade was provided by the software manufacturer at no cost and has been installed and tested. As part of a periodic replacement of hardware, WAMI will replace certain PC's for approximately $10,000 to upgrade its remaining hardware to be Year 2000 compliant. WAMI's software and hardware has been reviewed by an external information technology professional for Year 2000 compliance. Medal Distributing has an IBM System 36, which was upgraded, with software modifications being made to be Year 2000 compliant. The modifications were completed in July 1999, totaling approximately $10,000. Based on information from hardware and software vendors, the PC-based information systems at TWI will require minor modifications to be Year 2000 compliant. These modifications are expected to be completed in the fall of 1999 and financed through working capital with minimal cost. The expected expenditures include approximately $13,000 for hardware, $10,000 for software and $10,000 in labor to make the Year 2000 modifications. CWI's modifications and timetable are similar to those of TWI, with the costs expected to be approximately $11,000 for hardware, $14,000 for software and $2,000 in labor to make the Year 2000 modifications.

     The Company has reviewed its non-information technology systems and believes that the systems are Year 2000 compliant.

DISCUSSION OF CASH FLOWS

     Net cash used for operations was $8.7 million in fiscal 1999. A decrease in the Company's trade and other receivables and inventories and an increase in accounts payable provided sources of funds. The most significant items affecting net cash used for operations were the $10.3 million net gain on the sale of U.S. Lock, $10.2 million of non-cash interest and $6.7 million in equity earnings of Barnett. Excluding these items, the net cash used in operations was $1.9 million. Cash flow provided by investments totaled $25.7 million, attributable to the net cash generated from the sale of U.S. Lock. Cash used for financing activities amounted to $15.7 million, primarily due to the reduction in net borrowings under the Company's credit facilities.

     At June 30, 1999, the Company had working capital of $21.9 million and a current ratio of 2.4 to 1.

YEAR 2000

     The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. The Company continues to implement plans at certain of its operations to ensure those systems continue to meet its internal and external requirements. A summary of the progress made by each of the Company's operations is provided below.

     During fiscal 1998, the Company's largest division, Consumer Products, completed a version upgrade of its J.D. Edwards software, which was Year 2000 compliant. In addition, Consumer Products made certain modifications to it systems and completed the testing of its information systems in fiscal 1998 to insure that it is Year 2000 compliant. Consumer Products utilizes IBM AS400 hardware, NT servers and personal computers that are also Year 2000 compliant. The specific cost of upgrading the hardware and software in fiscal 1998 was approximately $0.8 million; however, the majority of this cost was part of a process of developing Consumer Products' capabilities to serve its customers and to operate its business, with Year 2000 compliance being an additional benefit.

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

     Medal Distributing has an IBM System 36, which was upgraded, with software modifications being made to be Year 2000 compliant. The modifications were completed in July 1999, at a cost of approximately $10,000.

     Based on information from hardware and software vendors, the PC-based information systems at TWI will require minor modifications to be Year 2000 compliant. These modifications, which are in progress, are expected to be completed by September 30, 1999 and financed through working capital with minimal cost. The expected expenditures include approximately $13,000 for hardware, $10,000 for software and $10,000 in labor to make the Year 2000 modifications. CWI's modifications and timetable are similar to those of TWI, with the costs expected to be approximately $11,000 for hardware, $14,000 for software and $2,000 in labor to make the Year 2000 modifications.

     The Company has reviewed its non-information technology systems and believes that the systems are Year 2000 compliant.

     The Company's operations have developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter and develop alternate suppliers as required.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The U.S. dollar is the functional currency for a significant portion of the Company's consolidated operations. However, certain transactions of the Company are completed in foreign currencies. In addition, for certain of the Company's foreign operations, the functional currency is the local currency. As a result, the Company is exposed to currency transaction and translation risks, which primarily result from fluctuations of the foreign currencies in which the Company deals as compared to the U.S. dollar over time.

     Gains and losses that result from foreign currency transactions are included in the Company's consolidated statements of operations on a current basis and affect the Company's reported net income (loss). The cumulative foreign currency translation effects for the Company's foreign operations that utilize the local currency as their functional currency are included as a separate component of stockholders' equity in the Company's consolidated balance sheets and are considered in determining comprehensive income as reported in the Company's consolidated statements of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (BEGINS ON FOLLOWING PAGE)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP

Cleveland, Ohio,
September 20, 1999.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998

                                 (IN THOUSANDS)

                                     ASSETS

                                                                1999        1998
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,322    $     72
  Trade receivables, net....................................    10,686      15,503
  Other receivables.........................................     4,350       4,026
  Inventories...............................................    19,052      26,162
  Prepaid expenses..........................................     2,333       2,186
                                                              --------    --------
          Total current assets..............................    37,743      47,949
                                                              --------    --------
INVESTMENT IN BARNETT.......................................    36,385      29,641
                                                              --------    --------

PROPERTY AND EQUIPMENT:
  Land......................................................       575       1,379
  Buildings.................................................     4,462       7,397
  Equipment.................................................    13,369      13,541
                                                              --------    --------
                                                                18,406      22,317

Less accumulated depreciation and amortization..............    (7,238)     (9,346)
                                                              --------    --------

Property and equipment, net.................................    11,168      12,971
                                                              --------    --------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET....     7,920       8,189

UNAMORTIZED DEBT ISSUANCE COSTS, NET........................     3,052       3,524

DEFERRED TAX ASSET..........................................       540          --

OTHER ASSETS................................................     3,402       3,469
                                                              --------    --------
                                                              $100,210    $105,743
                                                              ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                1999        1998
                                                              --------    --------
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $    937    $ 16,343
  Accounts payable..........................................     7,308       7,741
  Accrued liabilities.......................................     3,923       6,500
  Accrued income taxes payable..............................     1,314         250
  Accrued interest..........................................     2,316       1,339
                                                              --------    --------
          Total current liabilities.........................    15,798      32,173
                                                              --------    --------
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION................     1,057       1,091

SENIOR SECURED DEFERRED COUPON NOTES, NET...................    91,568      81,368

SENIOR NOTES................................................    35,855      35,855

DEFERRED GAIN ON SALE OF U.S. LOCK..........................     8,018          --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share:
  authorized and unissued 2,000 shares......................        --          --
Common stock, $0.01 par value per share:
  22,000 shares authorized; 9,914 and 9,908 shares issued
  and outstanding, respectively.............................        98          98
Class B common stock, $.01 par value per share:
  6,000 shares authorized; 2,143 and 2,148 shares issued and
  outstanding, respectively.................................        21          21
Paid-in capital.............................................    21,732      21,731
Retained deficit............................................   (72,908)    (65,431)
                                                              --------    --------
                                                               (51,057)    (43,581)
  Cumulative currency translation adjustment................    (1,029)     (1,163)
                                                              --------    --------
          Total stockholders' equity (deficit)..............   (52,086)    (44,744)
                                                              --------    --------
                                                              $100,210    $105,743
                                                              ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FISCAL YEAR ENDED JUNE 30,
                                                -------------------------------
                                                  1999        1998        1997
                                                -------    --------    --------
Net sales.....................................  $99,116    $105,662    $119,006
Cost of sales.................................   69,264      69,429      84,574
                                                -------    --------    --------
Gross profit..................................   29,852      36,233      34,432
Selling, general and administrative expenses..   31,635      30,290      34,996
Non-recurring and procurement charges.........    4,515          24       1,522
                                                -------    --------    --------
Operating income (loss).......................   (6,298)      5,919      (2,086)
Gain on sale of Barnett stock, net............       --          --      16,693
Gain on sale of U.S. Lock, net................   10,298          --          --
Equity earnings of Barnett....................    6,744       6,341       5,843
Interest expense, net.........................   17,192      16,031      16,477
                                                -------    --------    --------
Income (loss) before income taxes and
     extraordinary loss.......................   (6,448)     (3,771)      3,973
Provision for income taxes....................    1,029         537         401
                                                -------    --------    --------
Income (loss) before extraordinary loss.......   (7,477)     (4,308)      3,572
Extraordinary loss............................       --         192          --
                                                -------    --------    --------
Net income (loss).............................  $(7,477)   $ (4,500)   $  3,572
                                                =======    ========    ========
Other comprehensive income (loss):
Foreign currency translation adjustment.......      134        (822)        (53)
                                                -------    --------    --------
Comprehensive (loss) income...................  $(7,343)   $ (5,322)   $  3,519
                                                =======    ========    ========

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              ------    ------    -------
Basic earnings (loss) per share:
From income (loss) before extraordinary loss................  $(0.62)   $(0.35)   $  0.30
Extraordinary loss..........................................      --     (0.02)        --
                                                              ------    ------    -------
Net income (loss)...........................................  $(0.62)   $(0.37)   $  0.30
                                                              ======    ======    =======
Diluted earnings (loss) per share:
From income (loss) before extraordinary loss................  $(0.62)   $(0.35)   $  0.26
Extraordinary loss..........................................      --     (0.02)        --
                                                              ------    ------    -------
Net income (loss)...........................................  $(0.62)   $(0.37)   $  0.26
                                                              ======    ======    =======
Average number of common shares outstanding.................  12,057    12,026     11,919
                                                              ======    ======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

'
                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                          CUMULATIVE
                                           CLASS B                         CURRENCY         TOTAL
                                 COMMON    COMMON    PAID-IN   RETAINED   TRANSLATION   STOCKHOLDERS'
                                  STOCK     STOCK    CAPITAL   DEFICIT    ADJUSTMENT       EQUITY
                                 -------   -------   -------   --------   -----------   -------------
Balance June 30, 1996..........  $    96   $    22   $21,419   $(64,503)   $   (288)      $(43,254)
  Net income...................                                   3,572                      3,572
  Conversions of Class B common
     stock.....................        1                                                         1
  Exercise of stock options,
     warrants and convertible
     notes.....................                          228                                   228
  Currency translation
     adjustment................                                                 (53)           (53)
                                 -------   -------   -------   --------    --------       --------
Balance June 30, 1997..........       97        22    21,647    (60,931)       (341)       (39,506)
  Net loss.....................                                  (4,500)                    (4,500)
  Conversions of Class B common
     stock.....................        1        (1)                                             --
  Exercise of stock options,
     warrants and convertible
     notes.....................                           84                                    84
  Currency translation
     adjustment................                                                (822)          (822)
                                 -------   -------   -------   --------    --------       --------
Balance June 30, 1998..........       98        21    21,731    (65,431)     (1,163)       (44,744)
  Net loss.....................                                  (7,477)                    (7,477)
  Exercise of stock options,
     warrants and convertible
     notes.....................                            1                                     1
  Currency translation
     adjustment................                                                 134            134
                                 -------   -------   -------   --------    --------       --------
Balance June 30, 1999..........  $    98   $    21   $21,732   $(72,908)   $ (1,029)      $(52,086)
                                 =======   =======   =======   ========    ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              FISCAL YEAR ENDED JUNE 30,
                                                           ---------------------------------
                                                             1999        1998        1997
                                                           --------    --------    ---------
Cash From (Used For):
Operations:
  Net income (loss)......................................  $ (7,477)   $ (4,500)   $   3,572
  Adjustments to reconcile net income (loss) to net cash
     used for operations:
  Extraordinary loss.....................................        --         192           --
  Non-recurring charges..................................        --          --          746
  Gain on sale of Barnett stock..........................        --          --      (16,693)
  Gain on sale of U.S. Lock..............................   (10,298)         --           --
  Non-cash interest......................................    10,200       9,883        8,762
  Other non-cash charges.................................        --          --        4,123
  Equity earnings of Barnett.............................    (6,744)     (6,341)      (5,843)
  Depreciation and amortization..........................     2,555       2,957        2,714
  Deferred income taxes..................................      (540)         --           --
  Bad debt provision.....................................       274         282          565
  Changes in assets and liabilities:
     Trade and other receivables.........................     1,659      (2,687)        (554)
     Inventories.........................................     1,455      (1,751)       1,835
     Prepaid expenses and other..........................      (204)        (10)      (3,307)
     Accounts payable....................................     1,157        (674)      (3,813)
     Accrued liabilities.................................       189      (2,977)         564
     Net change in operating assets and liabilities of
       U.S. Lock.........................................    (1,109)         --           --
     Other, net..........................................       134        (822)         (53)
                                                           --------    --------    ---------
     Net cash used for operations........................    (8,749)     (6,448)      (7,382)
                                                           --------    --------    ---------
Investments:
  Capital expenditures, net..............................    (2,741)     (3,441)      (2,339)
  Change in other assets.................................       212        (480)        (704)
  Net proceeds from sales of businesses..................    28,249       3,203       23,613
                                                           --------    --------    ---------
     Net cash provided by (used for) investments.........    25,720        (718)      20,570
                                                           --------    --------    ---------
Financing:
  Borrowings under credit agreements.....................    56,327     105,043      116,028
  Payments under credit agreements.......................   (70,872)    (95,526)    (122,012)
  Debt issuance costs....................................      (282)         --         (256)
  Retirement of Senior Notes.............................        --     (12,000)          --
  Retirement of Senior Subordinated Notes................      (895)         --           --
  Issuance of common stock...............................         1          84          229
                                                           --------    --------    ---------
     Net cash used for financing.........................   (15,721)     (2,399)      (6,011)
                                                           --------    --------    ---------
Net increase (decrease) in cash and cash equivalents.....     1,250      (9,565)       7,177
Balance, beginning of year...............................        72       9,637        2,460
                                                           --------    --------    ---------
Balance, end of year.....................................  $  1,322    $     72    $   9,637
                                                           ========    ========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A. BASIS OF CONSOLIDATION AND DESCRIPTION OF THE COMPANY

     The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman Industries") and its wholly-owned subsidiaries (collectively, the "Company"). As of June 30, 1999, the Company owned 44.3% of the common stock of Barnett Inc. ("Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical and hardware products, and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. Certain reclassifications have been made to the prior year statements in order to conform to the current year presentation. All significant intercompany transactions and balances are eliminated in consolidation.

     The Company is a supplier of specialty plumbing, hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 1,400 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC is comprised of Medal Distributing, a supplier of hardware products and, included the operations of U.S. Lock, a distributor of a full line of security hardware products, prior to its January 1, 1999 sale. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and an operation in Mexico that threads galvanized, black, brass, and chrome pipe and imports malleable fittings. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

  B. CASH AND CASH EQUIVALENTS

     In accordance with the terms of the Loan and Security Agreement (as defined in Note 5), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings under the Loan and Security Agreement. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value.

  C. TRADE RECEIVABLES

     Trade receivables are presented net of allowances for doubtful accounts of $1.0 million and $1.1 million at June 30, 1999 and 1998, respectively. Bad debt expense totaled $0.3 million in fiscal 1999, $0.3 million in fiscal 1998, and $0.6 million in fiscal 1997.

     The Company sells plumbing, hardware and other products throughout the United States to do-it-yourself ("D-I-Y") retailers, mass merchandisers, smaller independent retailers and wholesalers. The Company performs ongoing credit evaluations of its customers' financial conditions. As a percentage of the Company's net sales, the largest customer of Consumer Products, Kmart, accounted for 10.0%, 9.5% and 8.0% in fiscal 1999, 1998 and 1997, respectively. As a percentage of Consumer Products' net sales, Kmart accounted for 20.8%, 18.2% and 16.5%, for the same periods, respectively. During the same periods, the Company's ten largest customers accounted for approximately 39.6%, 42.7% and 36.5% of net sales and approximately 55.7% and 42.3% of accounts receivable at June 30, 1999 and 1998, respectively.

  D. INVENTORIES

     At June 30, 1999 and 1998, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 1999, 1998 and 1997, the Company recorded charges of $0.6 million, $0.5 million and $2.1 million, respectively, in connection with its evaluation of its inventory carrying value.

  E. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used. Depreciation expense totaled $1.6 million in fiscal 1999, $1.6 million in fiscal 1998 and $1.6 million in fiscal 1997.

  F. COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

     Cost of businesses in excess of net assets acquired is being amortized primarily over 40 years using the straight-line method. Management has evaluated its accounting for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and believes that the net asset is realizable and the amortization period is appropriate. Management continues to evaluate the realizability of this asset. Goodwill amortization expense totaled $0.3 million in fiscal 1999, $0.3 million in fiscal 1998 and $0.3 million in fiscal 1997. Accumulated amortization totaled $15.1 million and $14.8 million at June 30, 1999 and 1998, respectively.

  G. UNAMORTIZED DEBT ISSUANCE COSTS

     Unamortized debt issuance costs relate to the Company's long-term and short-term debt (See Note 5) and are amortized over the life of the related debt. Amortization expense totaled $0.8 million in fiscal 1999, $0.8 million in fiscal 1998 and $0.8 million in fiscal 1997, and is included in interest expense in the accompanying consolidated statements of operations. The Company incurred an extraordinary charge in fiscal 1998 related to the accelerated amortization of unamortized debt issuance costs. (See Note 2).

  H. ISSUANCES OF STOCK BY A SUBSIDIARY

     The Company recognizes gains on issuances of stock by a subsidiary in its consolidated statements of operations in amounts proportionate to its ownership percentage of the subsidiary. In fiscal 1997, a portion of the gain the Company recognized on the sale of Barnett stock was attributable to the gain recognized on the issuance of stock by Barnett. (See Note 2).

  I. PROCUREMENT COSTS

     Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $2.0 million in fiscal 1999 and $0.5 million in fiscal 1997. Procurement costs related to (ii) above totaled $0.5 million in fiscal 1999 and $0.3 million in fiscal 1997. The Company did not incur these types of procurement costs in fiscal 1998. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $1.1 million, $1.1 million and $2.0 million in fiscal 1999, 1998 and 1997, respectively, and are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.

  J. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     All balance sheet accounts of foreign subsidiaries are translated at the exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the fiscal year. The resulting translation adjustment is recorded as a component of stockholders' equity and comprehensive income. Foreign currency transaction gains or losses are included in the consolidated statements of operations as incurred.

  K. FINANCIAL STATEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  L. EARNINGS PER SHARE

     In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" to be effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, primary earnings per share have been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share continues to utilize the weighted average number of common stock and common stock equivalents, which include stock options and warrants. Since the Company is in a loss position in fiscal 1999 and 1998, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for these years.

     The number of common shares used to calculate basic and diluted earnings per share are as follows (in thousands):

                                                           1999      1998      1997
                                                          ------    ------    ------
Basic...................................................  12,057    12,026    11,919
Diluted.................................................  12,057    12,026    13,855

     A reconciliation of basic shares to diluted shares is as follows:

                                                           1999      1998      1997
                                                          ------    ------    ------
Basic...................................................  12,057    12,026    11,919
Dilutive effect of:
  Stock options.........................................      --        --       502
  Warrants..............................................      --        --     1,434
                                                          ------    ------    ------
Diluted.................................................  12,057    12,026    13,855

2. BARNETT PUBLIC OFFERINGS AND EXTRAORDINARY CHARGE

     In fiscal 1997, the Company completed a secondary offering of 1.3 million shares of the Barnett Common Stock at a per share price of $17.50, before the underwriters' discount (the "Barnett Secondary Offering"). Barnett participated in the Barnett Secondary Offering and sold 425,000 of its own shares. The Company received net proceeds, after the underwriters' discount, of $21.6 million and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock. As a result of these transactions, at June 30, 1999, the Company owned 7,186,530 shares, or 44.3%, of the outstanding shares of Barnett Common Stock. This investment is accounted for under the equity method of accounting.

     Prior to the Barnett Secondary Offering, the Company owned approximately 49.9% of the Barnett Common Stock and, including convertible non-voting preferred stock of Barnett, a 54% economic interest in the capital stock of Barnett. The Company's ownership in Barnett was reduced to this level in fiscal 1996 when the Company consummated an initial public offering of the Barnett Common Stock.

     Net proceeds received by the Company from the Barnett Secondary Offering were used primarily to repay outstanding indebtedness. As a result, the Company recorded an extraordinary charge of approximately $0.2 million in fiscal 1998, relating to the accelerated amortization of the related unamortized debt discount and debt issuance costs attributed to indebtedness repaid from the net proceeds of the Barnett Secondary Offering (See Note 5).

     The following table presents summary financial data for Barnett at June 30, 1999 and 1998 and for the years ended June 30 1999, 1998 and 1997 (in thousands of dollars):

                                                      1999        1998        1997
                                                    --------    --------    --------
Statement of income data:
  Net sales.......................................  $241,374    $199,578    $160,068
  Gross profit....................................    80,191      67,443      54,692
  Net income......................................    15,215      14,277      12,035
Balance sheet data:
  Current assets..................................  $ 94,941    $ 72,054    $ 61,271
  Non-current assets..............................    54,245      23,730      15,744
  Current liabilities.............................    24,615      19,623      16,404
  Non-current liabilities.........................    33,000          --          --

     The Barnett Form 10-K for the year ended June 30, 1999 is herein incorporated by reference.

3. MANAGEMENT'S REVIEW OF WHOLLY-OWNED OPERATIONS

     Since fiscal 1994, the Company's strategic effort has been to reduce its high level of debt through the monetization of assets and to improve the efficiencies from its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations or improve its financial flexibility during that period. Accordingly, management performed strategic reviews of its business operations in past fiscal years that resulted in the Company recording significant charges as follows.

FISCAL 1997 --

     In fiscal 1997, the Company recorded charges totaling $7.2 million, including adjustments to cost of sales of $4.3 million, selling, general and administrative ("SG&A") expenses of $2.6 million and $0.3 million to sales allowances. The largest portion of the adjustments were made at Consumer Products, with charges of $4.2 million, $1.1 million and $0.3 million to cost of sales, SG&A expenses and sales, respectively, related to the decision to augment certain existing product lines, streamline its packaged plumbing product line, enhance and redesign its existing plumbing product packaging, undertake certain customer retention and development programs, and establish inventory reserves which were necessary, in part, for the reduction in the buying patterns of Builders Square and Kmart. In addition, the Company recorded $0.1 million and $1.5 million in additional cost of sales and SG&A expenses, respectively, in total at its remaining operations, primarily related to inventory adjustments and charges for valuation reserves, professional services and the increase in value of certain stock appreciation rights granted to certain key executives. The Company also recorded a loss of $0.7 million on the disposal of Madison in the fourth quarter of fiscal 1997 (described in Note 4).

4. SALE OF DIVISIONS

  A. SALE OF U.S. LOCK

     In January 1999, the Company sold certain of the assets and liabilities of U.S. Lock, a division of WOC, to Barnett, for approximately $33.0 million in cash, less certain post closing adjustments. A portion of the proceeds from the sale of U.S. Lock was used to repay the BankAmerica Business Credit working capital loan collateralized by the accounts receivable and inventory of U.S. Lock and to pay expenses associated with the transaction, with the remaining funds being reinvested in the Company's businesses.

     The sale of U.S. Lock resulted in an estimated net pretax gain of $18.3 million, of which approximately $8.1 million was originally reported as a deferred gain for financial statement purposes due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fourth quarter of fiscal 1999, the Company recognized $0.1 million of this deferred gain, which is included in the gain on sale of U.S. Lock in the accompanying consolidated statements of operations. The Company utilized a portion of its net operating loss carryforwards to offset a portion of the tax on the net gain from the sale of U.S. Lock.

     The Company consolidated U.S. Lock's financial information in its results through December 31, 1998. Therefore, there is no impact on the Company's net sales or earnings from U.S. Lock's operating results subsequent to December 31, 1998. The impact of not consolidating U.S. Lock's results would have reduced the consolidated net sales and resulted in a larger net loss (lower net income for fiscal 1997) for the Company as follows:

                                              FISCAL 1999    FISCAL 1998    FISCAL 1997
                                              -----------    -----------    -----------
Net sales...................................    $13,361        $22,762        $18,738
Net (loss) income...........................    $ 1,000        $ 1,683        $ 1,115
Basic income per share......................    $  0.08        $  0.14        $  0.09
Diluted income per share....................    $  0.08        $  0.14        $  0.08

  B. SALE OF LERAN GAS PRODUCTS

     Effective July 1, 1997, the Company sold the gas products business of LeRan, to Barnett, for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. For fiscal 1997 and 1996, LeRan reported approximately $13.8 million and $16.3 million in net sales and operating income of approximately $0.4 million and $28,000, respectively. In the first quarter of fiscal 1998, the Company recorded an estimated loss on the sale of LeRan of $133,000, including certain costs associated with disposing of assets not included in the transaction and the sale and closing of certain warehouses. The estimated loss was adjusted in the fourth quarter of fiscal 1998 to an actual loss of $24,000. The net proceeds were reinvested in the continuing businesses of the Company, thereby effectively reducing borrowings under the Credit Agreement (as defined in Note 5).

  C. SALE OF MADISON EQUIPMENT COMPANY

     In April 1997, the Company sold Madison Equipment Company ("Madison"), a division of WOC, for $2.0 million in cash. The loss of $0.7 million from the sale of Madison is included as a non-recurring charge in the accompanying consolidated statements of operations. Madison's net sales, which are included in the 1997 fiscal year, amounted to $5.0 million and operating income amounted to $0.2 million. The net proceeds were reinvested in the continuing businesses of the Company, thereby effectively reducing borrowings under the Credit Agreement (as defined in Note 5).

5. DEBT

  A. LONG-TERM DEBT

     Total other long-term debt consists of the following (in thousands of dollars):

                                                                   JUNE 30,
                                                              ------------------
                                                               1999       1998
                                                              ------    --------
Bank Agreement..............................................  $  444    $  9,804
Bank Term Loans.............................................      --       5,000
Senior Subordinated Notes...................................      --         895
Capital leases maturing through 2002, bearing interest at
  rates ranging from 7.75% to 11.8%, secured by the leased
  equipment.................................................     924       1,095
Other notes, maturing through 2007, bearing interest at
  rates ranging from 7.1% to 9.0%, secured by the land,
  building and equipment of TWI.............................     626         640
                                                              ------    --------
                                                               1,994      17,434
Less: current portion.......................................    (937)    (16,343)
                                                              ------    --------
     Long-term debt, net of current portion.................  $1,057    $  1,091
                                                              ======    ========

     On June 17, 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, WOC, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors (the "Loan and Security Agreement"). The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $20.0 million. As of June 30, 1999, the Company had $0.4 million in borrowings under the revolving credit line of the credit facility and had approximately $14.4 million available under such facility.

     The Loan and Security Agreement provides for revolving credit advances of
(a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Common Stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Company is required to pay a commitment fee of 0.375% per annum on the unused commitment. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at June 30, 1999. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. In addition, up to $5.0 million of the Loan and Security Agreement is also secured by a pledge of 500,000 shares of Barnett Common Stock owned by the Company (constituting approximately 3.1% of all outstanding Barnett Common Stock). The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers and Guarantors except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Subordinated Notes and Deferred Coupon Notes of the Company, and contains customary negative, affirmative and financial covenants and conditions such as minimum net worth covenant. The Company was in compliance with all loan covenants at June 30, 1999. As a result of the inclusion of a material adverse effect clause as an event of default and the requirement to maintain cash collateral accounts, the borrowings under the Loan and Security Agreement have been classified as a current liability. The material adverse condition clause allows Congress Financial Corporation to terminate the Agreement under certain circumstances. The Loan and Security Agreement expires September 1, 2001, but may be extended under certain circumstances.

     Prior to entering into the Loan and Security Agreement, Consumer Products and WOC participated in a credit facility provided by BankAmerica Business Credit, Inc. (the "Credit Agreement"), which began in June 1996. The Credit Agreement provided for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million.

  B. SENIOR SECURED DEFERRED COUPON NOTES

     On May 20, 1994, the Company exchanged $50 million principal amount of its Senior Subordinated Notes (as defined below) for $50 million initial accreted value of 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") along with detachable warrants to purchase 2.95 million shares of the Company's common stock. The Deferred Coupon Notes were fully accreted at June 1, 1999, and began accruing cash interest at a rate of 12 3/4% which is payable on December 1,1999 and semi-annually thereafter. The Deferred Coupon Notes are redeemable, in whole or in part, at the option of the Company, after June 1, 1999 at 106.375% of accreted value, which decreases annually to 100% at the maturity date. The Deferred Coupon Notes are secured by a pledge of the capital stock of Waxman USA. The Deferred Coupon Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all other existing or future unsubordinated indebtedness of the Company. The Deferred Coupon Notes contain certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. The Company was in compliance with all covenants at June 30, 1999.

     In the event of a change of control, as defined in the Deferred Coupon Note Indenture, the Company is obligated to make an offer to purchase all outstanding Deferred Coupon Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any. The Company is obligated in certain circumstances to make an offer to purchase Deferred Coupon Notes at a redemption price plus unpaid interest, if any, with the net cash proceeds of certain sales or other dispositions of assets, to the extent such proceeds are not reinvested in the Company's businesses in a one year period.

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

  C. SENIOR NOTES

     On April 3, 1996, the Company, through its wholly-owned subsidiary, Waxman USA, consummated an offer to exchange $48.8 million principal amount of its 11 1/8% Senior Notes due September 1, 2001 ("Senior Notes") for a like amount of the Company's outstanding 13 3/4% Senior Subordinated Notes due June 1, 1999 ("Senior Subordinated Notes"), and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior Subordinated Notes were exchanged in fiscal 1996. In fiscal 1997, the Company initiated a similar exchange offer and exchanged an additional $4.8 million of Senior Subordinated Notes, bringing the total amount exchanged to $47.9 million.

     In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of Senior Notes at par (the "Purchase Offer"). The offer expired on July 2, 1997, with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for the redemption of $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company recorded an extraordinary charge of $0.2 million in the first quarter of fiscal 1998 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes.

     The Senior Notes are general unsecured obligations of Waxman USA ranking pari passu in right of payment to any future indebtedness of Waxman USA that is not subordinated in right of payment to the

Senior Notes and senior in right of payment to any future indebtedness of Waxman USA that is subordinated in right of payment to the Senior Notes. The Senior Notes are structurally subordinated to the Loan and Security Agreement and any refinancing thereof. The indenture under which the Senior Notes were issued (the "Senior Note Indenture") contains certain covenants that, among other things, limit the ability of Waxman USA and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. Waxman USA was in compliance with all covenants at June 30, 1999.

     In the event of a change of control, as defined in the Senior Note Indenture, the Company is obligated to make an offer to purchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any. The Company is obligated in certain circumstances to make an offer to purchase Senior Notes at a redemption price plus unpaid interest, if any, with the net cash proceeds of certain sales or other dispositions of assets, to the extent such proceeds are not reinvested in the Company's businesses in a one year period.

  D. SENIOR SUBORDINATED NOTES

     In June 1989, the Company issued $100 million principal amount of Senior Subordinated Notes. During 1994, the Company exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Deferred Coupon Notes. As discussed above, the Company issued Senior Notes in exchange for $43.0 million principal amount of Senior Subordinated Notes in fiscal 1996 and an additional $4.8 million in fiscal 1997. On June 1, 1999, approximately $0.9 million of Senior Subordinated Notes matured, representing the remaining amount of the Senior Subordinated Notes, and were repaid.

  E. MISCELLANEOUS

     The Company made cash interest payments of $6.2 million in fiscal 1999, $5.8 million in fiscal 1998 and $6.5 million in fiscal 1997. Interest income was $0.2 million in fiscal 1999 and $0.1 million in fiscal 1998 and 1997. The Company also has a significant amount of non-cash interest, accrued interest and interest cost from the amortization of deferred financing costs, which makes up the balance of the interest expense presented in the accompanying consolidated statements of operations.

     Management believes the carrying value of its bank loan approximates its fair value as it bears interest based upon the banks' prime lending rates. At June 30, 1999, the market price for the Deferred Coupon Notes is approximately $46.4 million, which is approximately 50% below the carrying value of the debt. The fair value, determined using quoted market prices for the Senior Notes, approximates their carrying amount.

6. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

     The components of income (loss) from continuing operations before income taxes and extraordinary loss are as follows (in thousands of dollars):

                                                    FISCAL YEAR ENDED JUNE 30,
                                                   ----------------------------
                                                    1999       1998       1997
                                                   -------    -------    ------
Domestic.........................................  $(7,209)   $(5,297)   $2,569
Foreign..........................................      761      1,526     1,404
                                                   -------    -------    ------
  Total..........................................  $(6,448)   $(3,771)   $3,973
                                                   =======    =======    ======

     The components of the provision for income taxes are (in thousands of dollars):

                                                         FISCAL YEAR ENDED JUNE 30,
                                                        ----------------------------
                                                          1999       1998      1997
                                                        --------    ------    ------
Currently payable:
U.S. Federal..........................................   $  171      $ --      $210
Foreign, state and other..............................    1,398       537       191
                                                         ------      ----      ----
  Total current.......................................    1,569       537       401
Deferred: State.......................................     (540)       --        --
                                                         ------      ----      ----
  Total provision.....................................   $1,029      $537      $401
                                                         ======      ====      ====

     Barnett is not included in the Company's consolidated tax return.

     The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                        FISCAL YEAR ENDED JUNE 30,
                                                        --------------------------
                                                         1999      1998      1997
                                                        ------    ------    ------
U.S. statutory rate...................................   35.0%     35.0%     35.0%
Domestic losses not benefited.........................     --     (43.9)       --
State taxes, net......................................   (6.0)     (4.0)      2.1
Goodwill amortization.................................   (1.5)     (1.1)      3.1
Foreign tax items.....................................    0.1       6.2       1.0
Change in valuation allowance.........................  (22.0)       --     (38.3)
Nondeductible compensation............................  (14.7)       --        --
Original issue discount...............................   (3.8)     (5.8)      4.8
Other, net............................................   (3.1)     (0.6)      2.4
                                                        -----     -----     -----
  Effective tax rate..................................  (16.0%)   (14.2%)    10.1%
                                                        =====     =====     =====

     The deferred tax assets and liabilities as of June 30, 1999 and 1998 are as follows (in thousands of dollars):

                                                             1999       1998
                                                            -------    -------
Net operating loss carryforwards..........................  $16,801    $18,433
Original issue discount...................................   14,459     11,113
Deferred gain on sale of U.S. Lock........................    3,346         --
Accrued expenses..........................................    1,129      1,206
Inventories...............................................      709      1,270
Accounts receivable.......................................      333        389
Alternative minimum tax credit............................      990        895
Other.....................................................      848        372
                                                            -------    -------
  Deferred tax asset......................................   38,615     33,678
                                                            -------    -------
Investment in subsidiaries................................  (12,185)    (9,825)
Property..................................................   (1,139)      (494)
Other assets..............................................       (3)       (27)
                                                            -------    -------
  Deferred tax liabilities................................  (13,327)   (10,346)
                                                            -------    -------
  Net deferred tax asset..................................   25,288     23,332
  Valuation allowance.....................................  (24,748)   (23,332)
                                                            -------    -------
                                                            $   540    $    --
                                                            =======    =======

     At June 30, 1999, the Company has $48.0 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013. The Company also has alternative minimum tax carryforwards of approximately $1.0 million at June 30, 1999, which are available to reduce future regular income taxes over an indefinite period.

     At June 30, 1999, the Company's net deferred tax assets are substantially offset by a valuation allowance, except for the deferred tax asset related to state taxes currently payable on the deferred gain on the sale of U.S. Lock. SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset as of June 30, 1999, the Company considered factors such as (i) its historical and projected taxable losses and its inability to utilize its net operating loss carryforwards, which comprise a significant portion of the net deferred tax; (ii) the benefit of the deferred tax asset related to the original issue discount will not be realized unless the interest accreted on the Senior Secured Deferred Coupon Notes is paid; (iii) the Company continues to own a 44.3% interest in Barnett, as well as other operating assets, which, upon disposition, could potentially generate future taxable income but the taxable income generated, if any, would be dependent upon the disposition terms; (iv) the Company has not yet been able to complete a financial restructuring plan that may ultimately result in the realization of a portion or all of the Company's net deferred tax asset and thus, the ultimate impact cannot be objectively anticipated or verified.

     Based on the Company's consideration of the above factors, the Company believed it was appropriate to maintain a valuation allowance on its net deferred tax asset, except for on the deferred tax asset related to state taxes currently payable on the deferred gain on the sale of U.S. Lock. As a result, as of June 30, 1999, the Company has substantially offset its net deferred tax asset with a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

     The Company made income tax payments of $0.5 million in fiscal 1999, $0.3 million in fiscal 1998 and $1.3 million in fiscal 1997. Refunds received totaled $1,300 in fiscal 1999, $39,000 in fiscal 1998, and $47,000 in fiscal 1997.

7. LEASE COMMITMENTS

     The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2008.

     Future minimum rental payments are as follows (in thousands of dollars) :

2000.................................................  $1,348
2001.................................................     662
2002.................................................     340
2003.................................................     137
2004.................................................     106
Thereafter...........................................     440
                                                       ------
                                                       $3,033

     Total rent expense charged to operations was $1.6 million in fiscal 1999, $2.5 million in fiscal 1998 and $1.7 million in fiscal 1997. Consumer Products leases certain warehouse space from related parties. Related parties rent expense totaled $0.3 million in fiscal 1999, $0.3 million in fiscal 1998 and $0.5 million in fiscal 1997. Those related party relationships consist of the following:

     - Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of the building used by Consumer Products for its executive offices, administrative functions and, until the move of the warehouse to Groveport, Ohio, one of its distribution facilities. The warehouse portion of this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. Rent expense under this lease was $326,716 in fiscal 1999, $314,150 in fiscal 1998 and $314,150 in fiscal 1997. The Company received rental income from Handl-it, Inc. of $95,324 in fiscal 1999 for subleasing the warehouse in Bedford Hts., Ohio for a portion of the year.

     - Handle-it Inc., a corporation owned by John S. Peters, a consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, provides Consumer Products with certain outside warehousing services under month-to-month rental arrangements from time to time. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. Rent expense under these lease arrangements was $10,000, $30,000 and $137,000 for fiscal 1999, 1998 and 1997, respectively. Consumer Products Group also paid Handl-it Inc. approximately $55,000 for the cost of transportation of products in fiscal 1999.

     - Effective July 1, 1999, WAMI Sales replaced an internally operated warehouse facility in Cleveland, Ohio with an arrangement with Handl-it Inc. to provide all warehousing, labor and shipping functions for a fee equal to 7.5% of monthly sales from this location.

     8. PROFIT SHARING AND 401(K) PLAN

     The eligible employees of the Company and certain subsidiaries of the Company participate in a trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by the Company's Board of Directors. There were no profit sharing contributions in fiscal 1999, 1998 or 1997; however, the Company contributed a 50% match of up to the first 4% of salary deferral by employees, which amounted to $0.1 million in fiscal 1999, 1998 and 1997. The Company currently offers no other retirement, post-retirement or post-employment benefits.

9. RELATED-PARTY TRANSACTIONS

     The Company's wholly-owned subsidiaries engage in business transactions with Barnett. Products sold to Barnett for resale totaled $19.9 million in fiscal 1999, $16.2 million in fiscal 1998 and $13.7 million in fiscal 1997. There were no purchases from Barnett in fiscal 1999 or 1998 and $0.1 million in fiscal 1997.

     The Company and Barnett provide to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. The Company and Barnett entered into an Intercorporate Agreement (the "New Intercorporate Agreement") under which the Company provides certain managerial, administrative and financial services to Barnett and is paid by Barnett for the allocable cost of the salaries and expenses of the Company's employees while they are rendering such services. Barnett also reimburses the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the New Intercorporate Agreement, Barnett also provided certain services to U.S. Lock, LeRan and Madison, until their sale. These services included the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company paid Barnett the allocable cost of the salaries and expenses of Barnett's employees while they were performing such services. The Company also reimbursed Barnett for all actual out-of-pocket disbursements to third parties by Barnett required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Barnett.

     All amounts incurred by the Company on behalf of Barnett, have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company, have been reimbursed by the Company and are reflected in selling, general and administrative expenses in the accompanying statements of operations.

     The Company leases certain facilities and has other related party relationships as more fully disclosed in Note 7.

10. CAPITAL STOCK

     Each share of the Company's common stock (the "Common Stock") entitles its holder to one vote, while each share of Class B common stock entitles its holder to ten votes. Cash dividends on the Class B common stock may not exceed those on the Common Stock. Due to restricted transferability, there is no trading market for the Class B common stock. However, the Class B common stock may be converted, at the stockholder's option, into Common Stock on a share-for-share basis at any time, without cost to the stockholder.

     The Company is authorized to issue two million shares of preferred stock in series, with terms fixed by resolution of the Board of Directors. No preferred shares have been issued as of June 30, 1999.

11. STOCK OPTION PLANS, RESTRICTED SHARE PLANS AND STOCK APPRECIATION RIGHTS

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

                                                    1999       1998       1997
                                                   -------    -------    ------
Net income (loss) as reported....................  $(7,477)   $(4,500)   $3,572
Pro forma net income (loss)......................  $(7,865)   $(4,849)   $3,455
Basic earnings (loss) per share as reported......  $ (0.62)   $ (0.37)   $ 0.30
Pro forma basic earnings (loss) per share........  $ (0.65)   $ (0.40)   $ 0.29
Diluted earnings (loss) per share as reported....  $ (0.62)   $ (0.37)   $ 0.26
Pro forma diluted earnings (loss) per share......  $ (0.65)   $ (0.40)   $ 0.25

     Pro forma disclosure for companies using APB Opinion No. 25 requires calculating compensation cost for the effects of all awards granted in the first fiscal year beginning after December 15, 1994. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made since July 1, 1995: no dividends; expected volatility of 88.5%; average risk-free interest rate of 6.0%; and expected life of 8.9 to 10 years. Because the cost of calculating compensation under SFAS No. 123 has not been applied to options granted before July 1, 1995, the resulting pro forma expense may not be representative of the actual expense that may be incurred in the future.

     The 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan"), authorizes the issuance of an aggregate of 1.8 million shares of Common Stock in the form of stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted are at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. As of June 30, 1999, 58 persons held such options.

     In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 20 shares of the Company's Common Stock at an exercise price of $2.25 per share and each future non-employee director of the Company would be granted, on the date such person becomes a non-employee director of the Company, an option to purchase an aggregate of 20 shares of Common Stock at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant. In addition, during fiscal 1994, the Company granted a consultant to the Company an option to purchase an aggregate of 10 shares of Common Stock at an exercise price of $2.25 per share. During fiscal 1999, options to purchase 20 shares expired as a result of the retirement of one non-employee director. As of June 30, 1999, 3 persons held such options.

     Changes in stock options outstanding for the 1992 Stock Option Plan and the 1994 Non-Employee Directors Stock Option Plan are as follows (in thousands, except per share prices):

                                    1992 PLAN                       1994 PLAN
                                     SHARES       OPTION PRICE       SHARES      OPTION PRICE
          STOCK OPTIONS            OUTSTANDING      PER SHARE      OUTSTANDING    PER SHARE
          -------------            -----------   ---------------   -----------   ------------
Balance as of June 30, 1996......     1,354      $ 1.00-$2.25           70          $2.25
Granted..........................       146      $3.375-$5.625          --             --
Exercised........................       (40)     $ 1.00-$2.25           --             --
Expired or terminated............       (97)     $ 1.00-$3.375          --             --
                                      -----                           ----
Balance as of June 30, 1997......     1,363      $ 1.00-$5.625          70          $2.25
Granted..........................       270      $ 3.50-$4.0625         --             --
Exercised........................       (53)     $ 1.00-$2.25           --             --
Expired or terminated............       (45)     $ 1.00-$5.625          --             --
                                      -----                           ----
Balance as of June 30, 1998......     1,535      $ 1.00-$5.625          70          $2.25
Granted..........................        75      $ 0.56-$3.375          --             --
Exercised........................        (1)     $ 1.00                 --             --
Expired or terminated............       (96)     $ 1.00-$4.25          (20)         $2.25
                                      -----                           ----
Balance as of June 30, 1999......     1,513      $ 1.00-$5.625          50          $2.25

     As of June 30, 1999, options for 1,148,275 shares were exercisable under the 1992 Stock Option Plan and 50,000 were exercisable under the 1994 Non-Employee Directors Stock Option Plan.

     In fiscal 1996, the Board of Directors adopted the 1996 Non-Employee Directors Restricted Share Plan (the "1996 Plan"). The 1996 Plan is designed to increase the proprietary and vested interest of the non-employee directors of the Company in the growth, development and financial success of the Company. The 1996 Plan calls for 5,000 restricted shares of the Common Stock to be granted to each non-employee director for each five years of service as a director. The restricted shares vest on the last day of the second consecutive year during which the individual serves as a director after the date of the award. Prior to being vested, the shares bear a restricted legend and are held by the Company's corporate secretary. In fiscal 1998, the Company awarded 5,000 restricted shares and recorded compensation cost of approximately $20,000. There were no awards made in fiscal 1999.

     Also in fiscal 1996, the Stock Option Committee granted Stock Appreciation Rights ("SAR") for 200,000 shares to each of the Co-Chief Executive Officers of the Company at a base price of $3 3/8, and in September 1996, an SAR for 100,000 shares to the President of Consumer Products at a base price of $3 3/8. Each SAR expires ten years from the date of grant and vests in whole, three years after the date of grant. Upon exercise, the grantee is entitled to an amount equal to the excess of the fair value per share of the Common Stock on the date of exercise over the base price of the SAR. Each SAR is exercisable, at the election of the grantee, for either cash or Common Stock. The SAR ceases to be exercisable on the date of the termination of the employment of the grantee with the Company, except due to death, disability or other than "for cause". In fiscal 1997, the Company expensed $0.3 million related to the value of the compensation due to the SAR's. Due to the market price of the Company's common stock at June 30, 1998, in comparison to the prior year, no expense was recorded relating to the value of the SAR's in fiscal 1998. In fiscal 1999, the Company recorded into income the reversal of the charge taken in fiscal 1997 for the SAR's due to the market price of the Company's stock being below the exercise price of the SAR's.

12. CONTINGENCIES

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

13. SEGMENT INFORMATION

     The Company's businesses distribute specialty plumbing products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings and other products. Since the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's wholly-owned operations, which primarily sell to retailers, and to Barnett, a distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to (i) retail operations, including large national and regional retailers, D-I-Y home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are not significant. Until the January 1, 1999 sale of U.S. Lock, the Company also distributed security hardware to non-retail operations, including security hardware installers and locksmiths. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

                                                     CORPORATE AND
                              RETAIL    NON-RETAIL       OTHER       ELIMINATION    TOTAL
                              -------   ----------   -------------   -----------   --------
Reported net sales:
Fiscal 1999.................  $69,084    $43,150             --       $(13,118)    $ 99,116
Fiscal 1998.................   77,000     45,355             --        (16,693)     105,662
Fiscal 1997.................   78,058     56,234             --        (15,286)     119,006
Operating income (loss):
Fiscal 1999.................  $(2,800)   $   400       $ (3,898)            --     $ (6,298)
Fiscal 1998.................    3,789      5,759         (3,629)            --        5,919
Fiscal 1997.................   (3,308)     5,614         (4,392)            --       (2,086)
Identifiable assets:
June 30, 1999...............  $45,017    $15,866       $ 39,327             --     $100,210
June 30, 1998...............   46,109     23,041         36,593             --      105,743

     The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $46.3 million, $39.2 million and $33.7 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Of these amounts, approximately $13.1 million, $16.7 million and $15.3 million were intercompany sales for the fiscal year ended June 30, 1999, 1998 and 1997, respectively. Identifiable assets for the foreign operations were $18.7 million and $18.0 million at June 30, 1999 and 1998.

                      SUPPLEMENTARY FINANCIAL INFORMATION

  QUARTERLY RESULTS OF OPERATIONS:

     Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1999 and 1998 (in thousands, except per share amounts).

                    FISCAL 1999                      1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
                    -----------                      --------    --------    --------    --------
Net sales..........................................  $28,229     $29,198     $22,186     $19,503
Gross profit.......................................    9,088       8,661       6,247       5,856
Non-recurring and procurement charges..............    1,350          --       2,900         265
Operating income (loss)............................     (509)        218      (3,328)     (2,679)
Gain on sale of U.S. Lock, net.....................       --          --      10,196         102
Income (loss) before provision for income taxes....   (3,292)     (2,400)      4,374      (5,130)
Net income (loss)..................................  $(3,478)    $(2,454)    $ 3,475     $(5,020)
Basic earnings (loss) per share:
  Net income (loss)................................  $ (0.29)    $ (0.20)    $  0.29     $ (0.42)
Diluted earnings (loss) per share:
  Net income (loss)................................  $ (0.29)    $ (0.20)    $  0.29     $ (0.42)

                    FISCAL 1998                      1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
                    -----------                      --------    --------    --------    --------
Net sales..........................................  $28,157     $26,808     $24,444     $26,253
Gross profit.......................................    9,501       9,364       8,544       8,824
Non-recurring and procurement charges (income).....      133          --          --        (109)
Operating income...................................    2,005       1,872       1,024       1,018
Loss before provision for income taxes and
  extraordinary loss...............................     (383)       (323)     (1,610)     (1,455)
Extraordinary loss.................................      192          --          --          --
Net loss...........................................  $  (819)    $  (635)    $(1,840)    $(1,206)
Basic loss per share:
  Loss before extraordinary loss...................  $ (0.05)    $ (0.05)    $ (0.15)    $ (0.10)
  Extraordinary loss...............................    (0.02)         --          --          --
  Net loss.........................................  $ (0.07)    $ (0.05)    $ (0.15)    $ (0.10)
Diluted loss per share:
  Net loss.........................................  $ (0.05)    $ (0.05)    $ (0.15)    $ (0.10)
  Extraordinary loss...............................    (0.02)         --          --          --
  Net loss.........................................  $ (0.07)    $ (0.05)    $ (0.15)    $ (0.10)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
                                 Not Applicable

                                    PART III

     Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 1999 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Part II, Item 8:
          Report of Independent Public Accountants.
          Balance Sheets -- June 30, 1999 and 1998.
          Statements of Operations -- For the Years Ended June 30,
          1999, 1998 and 1997.
          Statements of Stockholders' Equity -- For the Years Ended
          June 30, 1999, 1998 and 1997.
          Statements of Cash Flows -- For the Years Ended June 30,
          1999, 1998 and 1997.
          Notes to Financial Statements For the Years Ended June 30,
          1999, 1998 and 1997.
          Supplementary Financial Information.
(a)(2) All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements including notes thereto.
(a)(3)    EXHIBITS
3.1*      Certificate of Incorporation of the Company dated October
          27, 1989 (Exhibit 3(a) to the Company's Form S-8 filed
          December 4, 1989, File No. 0-5888, incorporated herein by reference).
3.2*      By-laws of the Company. (Exhibit 3.2 to Annual Report on
          Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference.)
4.1*      Indenture dated as of June 1, 1989 (the "Ameritrust
          Indenture") between the Company and Ameritrust Company
          National Association (Exhibit 4.1 to Annual Report on Form
          10-K for the year ended June 30, 1989, File No. 0-5888, incorporated herein by reference).
4.2*      Form of the Company's 13 3/4% Senior Subordinated Note due
          June 1, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-5888, incorporated herein by reference).
4.3* First Supplemental Indenture to the Ameritrust Indenture dated November 29, 1989. (Exhibit 4.2 to Annual Report on
          Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference.)
4.4* Second Supplemental Indenture to the Ameritrust Indenture dated November 23, 1993 (Exhibit 4.3 to Waxman Industries,
          Inc.'s Form S-2 filed July 8, 1994, incorporated herein by reference).
4.5* Third Supplemental Indenture to the Ameritrust Indenture dated May 20, 1994 (Exhibit 4.4 to Waxman Industries, Inc.'s
          Form S-2 filed July 8, 1994 incorporated herein by reference).
4.6*      Indenture, dated as of May 20, 1994, by and between Waxman
          Industries, Inc. and The Huntington National Bank, as
          Trustee, with respect to the Deferred Coupon Notes, including the form of Deferred Coupon Notes (Exhibit 4.1 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).
4.7* Warrant Agreement, dated as of May 20, 1994, by and between Waxman Industries, Inc. and The Huntington National Bank, as
          Warrant Agent (Exhibit 4.2 to Waxman Industries, Inc.'s Form
          S-4 filed June 20, 1994, incorporated herein by reference).
4.8*      Warrant Certificate (Exhibit 4.3 to Waxman Industries,
          Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).
4.9* Securities Purchase Agreement for Notes and Warrants dated as of September 17, 1991, among the Company and each of the Purchasers referred to therein. (Exhibit 4.4 to Annual
          Report on Form 10-K for the year ended June 30, 1991, File
          No. 0-5888, incorporated herein by reference).

4.10*     Loan and Security Agreement dated as of June 17, 1999 by and among Congress Financial Corporation, as Lender, and Waxman
          Consumer Products Group Inc., WOC Inc., Western American
          Manufacturing, Inc. and WAMI Sales, Inc. ,as Borrowers, and
          Waxman Industries, Inc. , Waxman USA Inc. and TWI,
          International, Inc. , as Guarantors (Exhibit x.x to Waxman
          Industries, Inc.'s Report on Form 8-K filed June 17, 1999, incorporated herein by reference).
4.11*     Reserved
4.20*     Reserved.
4.23*     Reserved.
4.27*     First Supplemental Indenture dated as of January 19, 1996 by and between Waxman Industries, Inc. and The Huntington
          National Bank, as Trustee (Exhibit 4.2 to Waxman Industries,
          Inc.'s Amendment No. 8 to Registration Statement on Form S-2
          filed April 15, 1996 Registration No. 33-54211, incorporated herein by reference).
4.28*     Indenture dated as of April 3, 1996 by and between Waxman
          USA Inc. and the United States Trust Company of New York, as
          Trustee, with respect to the 11 1/8% Senior Notes due 2001 of Waxman USA Inc., including the form of Senior Notes
          (Exhibit 10.14 to Waxman Industries, Inc.'s Amendment No. 8
          to Registration Statement on Form S-2 filed April 15, 1996,
          Registration No. 33-54211, incorporated herein by
          reference).
4.29*     Registration Rights Agreement dated as of April 3, 1996 by and between Waxman USA Inc. and the United States Trust
          Company of New York (Exhibit 10.15 to Waxman Industries,
          Inc.'s Amendment No. 8 to Registration Statement on Form S-2
          filed April 15, 1996, Registration No. 33-54211,
          incorporated herein by reference).
4.32*     Standstill Agreement dated March 28, 1996 between Waxman
          Industries, Inc. and Barnett Inc. (Exhibit No. 10.13 to
          Waxman Industries, Inc.'s Amendment No. 8 to Registration
          Statement on Form S-2 filed April 15, 1996, Registration No.
          33-54211, incorporated by reference).
4.33*     Loan and Security Agreement dated as of June 28, 1996 among the Financial Institutions named therein and BankAmerica
          Business Credit, Inc., as the Agent, Waxman Consumer
          Products Group Inc. and WOC Inc., including certain exhibits thereto (Exhibit No. 4.33 to Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-05888, incorporated herein by reference).
10.1*     Lease between the Company as Lessee and Aurora Investment
          Co. as Lessor dated June 30, 1992 (Exhibit 10.1 to Annual
          Report on Form 10-K for the year ended June 30, 1992, File
          No. 0-5888, incorporated herein by reference).
10.2*     Policy Statement (revised as of June 1, 1980) regarding the
          Company's Profit Incentive Plan (Exhibit 10(c)-1 to Annual
          Report on Form 10-K for the year ended June 30, 1984, File
          No. 0-5888, incorporated herein by reference).
10.4*     Form of Stock Option Agreement between the Company and its
          Directors. (Exhibit 10.5 to Annual Report on Form 10-K for
          the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
10.6*     Tax Sharing Agreement dated May 20, 1994 among Waxman
          Industries, Waxman USA, Barnett Inc., Waxman Consumer
          Products Group Inc., WOC Inc. and Western American
          Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries,
          Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).
10.7*     1992 Non-Qualified and Incentive Stock Option Plan of Waxman
          Industries, Inc., adopted as of July 1, 1992 (Exhibit 10.7 to Annual Report of Form 10-K for the year ended June 30,
          1993, File No. 0-5888, incorporated herein by reference).
10.8*     Intercorporate Agreement dated May 20, 1994 among Waxman
          Industries, Waxman USA, Barnett Inc., Waxman Consumer
          Products Group Inc., WOC Inc. and Western American
          Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries,
          Inc.'s Form S-4).

10.9* Employee Stock Purchase Plan of Waxman Industries, Inc., adopted on September 1, 1992 (Exhibit 10.8 to Annual Report on Form 10-K for the year ended June 30, 1993, File No.
          0-5888, incorporated herein by reference).
10.10*    Employment Agreement dated November 1, 1994 between Waxman
          Consumer Products Group Inc. and Laurence Waxman (Exhibit
          10.5 to Waxman Industries, Inc.'s Amendment No. 4 to
          Registration Statement on Form S-2 filed October 10, 1995,
          Registration No. 33-54211, incorporated herein by reference).
10.11*    Intercorporate Agreement dated March 28, 1996 among Waxman
          Industries, Inc., Waxman USA Inc., Barnett Inc., Waxman
          Consumer Products Group Inc., WOC Inc. and TWI,
          International, Inc. (Exhibit 10.8 to Waxman Industries,
          Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
10.12*    Waxman Industries, Inc. 1996 Non-Employee Directors'
          Restricted Share Plan (Exhibit A to Waxman Industries, Inc.
          1996 Proxy Statement, File No. 001-10273, incorporated herein by reference).
10.13*    SAR Agreement, dated as of March 29, 1996, between Waxman
          Industries, Inc. and Armond Waxman (Exhibit 10.18 to Waxman
          Industries, Inc. Form S-2 filed January 18, 1997, incorporated herein by reference).
10.14*    SAR Agreement, dated as of March 29, 1996, between Waxman
          Industries, Inc. and Melvin Waxman (Exhibit 10.19 to Waxman
          Industries, Inc. Form S-2 filed January 18, 1997, incorporated herein by reference).
10.25*    SAR Agreement, dated as of September 27, 1996, between
          Waxman Industries, Inc. and Laurence Waxman (Exhibit 10.20 to Waxman Industries, Inc. Form S-2 filed January 18, 1997, incorporated herein by reference).
18.2*     Letter Regarding Change in Accounting Principles (Exhibit
          18.2 to Annual Report on Form 10-K for the year ended June
          30, 1996, File No. 001-10273, incorporated herein by reference).
21.1*     Subsidiaries. (Exhibit 21.1 to Waxman Industries, Inc.'s
          Form S-4 filed June 20, 1994, incorporated herein by reference).
23.1      Consent of Arthur Andersen LLP.
27.1      Financial Data Schedule.

---------------
* Incorporated herein by reference as indicated.

(b) Reports on Form 8-K

    The Registrant filed a report on Form 8-K on June 17, 1999, incorporating by reference the June 17, 1999 press release by the Registrant regarding the completion of a $20 million bank credit facility with Congress Financial Corporation.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WAXMAN INDUSTRIES, INC.

                                          By: /s/ ARMOND WAXMAN
                                            ------------------------------------
                                                Armond Waxman
                                               President, Co-Chief Executive
                                                Officer
                                               and Director
September 21, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MELVIN WAXMAN                        Chairman of the Board, Co-Chief          September 21, 1999
---------------------------------------  Executive Officer and Director
    Melvin Waxman

/s/ ARMOND WAXMAN                        President, Co-Chief Executive Officer    September 21, 1999
---------------------------------------  and Director
    Armond Waxman

/s/ MARK W. WESTER                       Chief Financial Officer and Vice         September 21, 1999
---------------------------------------  President -- Finance (principal
    Mark W. Wester                       accounting officer)

/s/ WILLIAM R. PRAY                      Director                                 September 21, 1999
---------------------------------------
    William R. Pray

/s/ JUDY ROBINS                          Director                                 September 21, 1999
---------------------------------------
    Judy Robins

/s/ IRVING Z. FRIEDMAN                   Director                                 September 21, 1999
---------------------------------------
    Irving Z. Friedman

/s/ LAURENCE S. WAXMAN                   Director                                 September 21, 1999
---------------------------------------
    Laurence S. Waxman