Form 10-Q
period 1999-12-31
WAXMAN INDUSTRIES INC
filed 2000-02-03
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

9,914,939 shares of Common Stock, $.01 par value, and 2,142,358 shares of Class B Common Stock, $.01 par value, were outstanding as of January 31, 2000.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------


                                                                                                 PAGE
                                                                                                 ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Six and Three Months Ended December 31, 1999 and 1998 ................................3

            Condensed Consolidated Balance Sheets - December 31, 1999 and June 30, 1999....       4 -5

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1999 and 1998...........................................6

            Notes to Condensed Consolidated Financial Statements..................................7 - 12

Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations ..................................................13 - 20


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information........................................................................21

Item 6.  Exhibits and Reports on Form 8-K.........................................................21


SIGNATURES
----------


EXHIBIT INDEX
-------------


PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Six Months                      Three Months
                                                           ----------                      ------------
                                                      1999             1998             1999            1998
                                                      ----             -----            ----            ----
Net sales                                           $ 42,539         $ 57,427         $ 19,702         $ 29,198

Cost of sales                                         29,463           39,678           13,811           20,537
                                                    --------         --------         --------         --------

Gross profit                                          13,076           17,749            5,891            8,661

Selling, general and administrative expenses          13,556           16,690            6,783            8,443

Non-recurring and procurement charges                  1,450            1,350            1,300               --
                                                    --------         --------         --------         --------

Operating income (loss)                               (1,930)            (291)          (2,192)             218

Equity earnings of Barnett                             3,604            3,331            2,000            1,804

Amortization of deferred U.S. Lock gain                  101               --               50               --

Interest expense, net                                  8,774            8,732            4,456            4,422
                                                    --------         --------         --------         --------

Loss before income taxes                              (6,999)          (5,692)          (4,598)          (2,400)

Provision for income taxes                               327              240               94               54
                                                    --------         --------         --------         --------

Net loss                                            $ (7,326)        $ (5,932)        $ (4,692)        $ (2,454)
                                                    ========         ========         ========         ========

Other comprehensive income:
Foreign currency translation adjustment                  205              418               83              392
                                                    --------         --------         --------         --------
Comprehensive loss                                  $ (7,121)        $ (5,514)        $ (4,609)        $ (2,062)
                                                    ========         ========         ========         ========

Loss per share (basic and diluted):
Net loss                                            $  (0.61)        $  (0.49)        $  (0.39)        $  (0.20)
                                                    ========         ========         ========         ========

Weighted average shares and equivalents               12,057           12,057           12,057           12,057
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1999 AND JUNE 30, 1999

                                 (IN THOUSANDS)

                                     ASSETS

                                                                             December 31,              June 30,
                                                                                 1999                    1999
                                                                             (Unaudited)              (Audited)
                                                                             -----------              ---------

         CURRENT ASSETS:
           Cash and cash equivalents                                           $   477                  $ 1,322
           Trade receivables, net                                               13,705                   10,686
           Other receivables                                                     3,524                    4,350
           Inventories                                                          20,356                   19,052
           Prepaid expenses                                                      2,657                    2,333
                                                                             ---------               ----------
             Total current assets                                               40,719                   37,743
                                                                             ---------               ----------

         INVESTMENT IN BARNETT                                                  39,989                   36,385
                                                                             ---------               ----------

         PROPERTY AND EQUIPMENT:
           Land                                                                    581                      575
           Buildings                                                             4,651                    4,462
           Equipment                                                            14,059                   13,369
                                                                             ---------               ----------
                                                                                19,291                   18,406
           Less accumulated depreciation and amortization                      ( 7,958)                (  7,238)
                                                                             ---------               ----------
                 Property and equipment, net                                    11,333                   11,168
                                                                             ---------               ----------

         COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET                7,786                    7,920
         UNAMORTIZED DEBT ISSUANCE COSTS, NET                                    2,812                    3,052
         DEFERRED TAX ASSET                                                        533                      540
         OTHER ASSETS                                                            5,167                    3,402
                                                                             ---------               ----------
                                                                             $ 108,339               $  100,210
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 1999 AND JUNE 30, 1999

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,                   June 30,
                                                                             1999                         1999
                                                                         (Unaudited)                    (Audited)
                                                                         -----------                    --------

CURRENT LIABILITIES:
  Current portion of long-term debt                                      $    16,016                    $    937
  Accounts payable                                                             8,277                       7,308
  Accrued liabilities                                                          4,035                       3,923
  Accrued income taxes payable                                                   561                       1,314
  Accrued interest                                                             2,316                       2,316
                                                                         -----------                  ----------
      Total current liabilities                                               31,205                      15,798
                                                                         -----------                  ----------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                     876                       1,057

SENIOR SECURED DEFERRED COUPON NOTES, NET                                     91,693                      91,568
SENIOR NOTES                                                                  35,855                      35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                                             7,917                       8,018

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                           -                           -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,915 at December 31, 1999
    and 9,914 at June 30, 1999                                                    98                          98
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,142 at December 31, 1999
    and 2,143 at June 30, 1999                                                    21                          21
  Paid-in capital                                                             21,732                      21,732
  Retained deficit                                                         (  80,234)                  (  72,908)
                                                                         -----------                  ----------
                                                                           (  58,383)                  (  51,057)
  Cumulative currency translation adjustment                                    (824)                    ( 1,029)
                                                                         -----------                  ----------

    Total stockholders' equity (deficit)                                   (  59,207)                  (  52,086)
                                                                         -----------                  ----------
                                                                         $   108,339                  $  100,210
                                                                         ===========                  ==========



      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                          1999                1998
                                                                       -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $   (7,326)        $   (5,932)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Non-cash charges                                                         --                 42
      Non-cash interest                                                       125              5,412
      Amortization of deferred U.S. Lock gain                                (101)                --
      Equity earnings of Barnett                                           (3,604)            (3,331)
      Depreciation and amortization                                         1,257              1,407
      Deferred income taxes                                                     7                 --
  Changes in assets and liabilities:
    Trade receivables, net                                                 (3,019)           ( 1,323)
    Inventories                                                            (1,304)               887
    Other assets                                                           (1,262)            (3,002)
    Accounts payable                                                          969              2,229
    Accrued liabilities                                                       112             (1,646)
    Accrued interest                                                           --                 (2)
    Accrued taxes                                                            (753)                10
    Other, net                                                                205                418
                                                                       ----------         ----------
      Net Cash Used in Operating Activities                              ( 14,694)           ( 4,831)
                                                                       ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                  (912)            (1,257)
                                                                       ----------         ----------
      Net Cash Used in Investing Activities                                  (912)            (1,257)
                                                                       ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                       43,659             47,985
  Payments under credit agreements                                        (28,580)           (41,589)
  Debt issuance costs                                                        (137)                --
  Repayments of long-term debt, net                                          (181)               (47)
                                                                       ----------         ----------

      Net Cash Provided by
        Financing Activities                                               14,761              6,349
                                                                       ----------         ----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                          (845)               261

BALANCE, BEGINNING OF PERIOD                                                1,322                 72
                                                                       ----------         ----------

BALANCE, END OF PERIOD                                                 $      477         $      333
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

                                DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

                  The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. As of December 31, 1999, the Company owned 44.3% of the common stock of Barnett Inc. (the "Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products, and accounts for Barnett Inc. ("Barnett") under the equity method of accounting.

         The condensed consolidated statements of operations for the six and three months ended December 31, 1999 and 1998, the condensed balance sheet as of December 31, 1999 and the condensed statements of cash flows for the six months ended December 31, 1999 and 1998 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1999 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 1999 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and the Form 8-K filed on December 14, 1999 in connection with the contemplated financial reorganization plan, with the Securities and Exchange Commission.

         The Company has endeavored over the past several years to reduce its significant amount of debt through the monetization of assets and by improving the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. In the spring of 1999, the Company began having discussions with some of its bondholders regarding its high level of debt and cash flow issues.

         On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc. entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

         The key provisions of the financial restructuring plan are:
         - The Debt Reduction Agreement contemplates that Barnett will engage an investment banker to conduct an orderly process to sell itself, or otherwise maximize shareholder value, in connection with such transaction. To that end, on December 13, 1999, Barnett issued a press release announcing the engagement of Deutsche Bank Alex. Brown to pursue initiatives to maximize shareholder value.
         - If Barnett's efforts to maximize shareholder value result in a sale, the Company would sell all of the 7,186,530 shares of Barnett common stock owned by Waxman USA Inc., a direct, wholly-owned subsidiary of the Company.
         - The Company would apply the proceeds of any sale of the Barnett Common Stock owned by Waxman USA, net of applicable taxes, in the following order:

         - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes
         - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest to be paid to the Senior Note holders on March 1, 2000, and up to $2 million in other costs associated with the financial restructuring transaction, and
          - the remaining net proceeds to a trust account to be used for the full satisfaction of the Deferred Coupon Notes.

         The Debt Reduction Agreement contemplates the completion of the sale of the Barnett Common Stock as the first step in the financial restructuring plan. Following the anticipated sale of the Company's interest in Barnett, the Company and the Committee would file a jointly sponsored, prepackaged plan of reorganization with the United States Bankruptcy Court (the "Joint Plan") to effectuate the terms of the Debt Reduction Agreement. Under the Joint Plan, the holders of the Deferred Coupon Notes will be the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions will be included in the filing and they will continue to pay their trade creditors, employees and other liabilities under normal conditions.

         The Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the above mentioned financial reorganization. Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements for at least the next 12 to 15 months; however, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in a much stronger company, with a small amount of debt that can be supported by the operating cash flow of the Company's subsidiaries. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock, the discount on the redemption of the Deferred Coupon Notes, net of the write off of the unamortized debt issuance costs, the realization for accounting purposes of the deferred gain on the sale of U.S. Lock, and the utilization of the Company's net operating loss carryforwards. Furthermore, the elimination of the indebtedness from the Senior Notes and Deferred Coupon Notes will reduce the Company's annual interest expense by approximately $16 million.

         Although the Company has entered into the Debt Reduction Agreement, at this time the Company does not have an agreement that would monetize its investment in Barnett. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments, if any, that may be required for presentation on another basis have not been considered.

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

         At December 31, 1999, the Company owned 44.3% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,000 active customers throughout the United States. Barnett offers approximately 21,000 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, security hardware installers, liquid propane gas dealers, and locksmiths. In January 1999, the Company completed the sale of U.S. Lock to Barnett. Barnett's net sales for fiscal 1999 were $241.4 million. The Company recorded equity earnings from this investment of $3.6 million and $3.3 million and $2.0 million and $1.8 million for the six months and quarters ended December 31, 1999 and 1998, respectively. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT". See
Note 1 and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's intention to sell its interest in Barnett as part of a comprehensive financial restructuring.


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

         At June 30, 1999, the Company had $48.0 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013. The Company also had alternative minimum tax carryforwards of approximately $1.0 million at June 30, 1999, which are available to reduce future regular income taxes over an indefinite period.

         At December 31, 1999, the Company's net deferred tax assets were substantially offset by a valuation allowance, except for the deferred tax asset related to state taxes paid on the deferred gain on the January 1, 1999 sale of U.S. Lock. SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines that the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset as of December 31, 1999, the Company considered various factors including (i) its historical and projected taxable losses and its inability to utilize its net operating loss carryforwards, which comprise a significant portion of the net deferred tax asset; (ii) the tax deductibility of the accreted interest on the Deferred Coupon Notes will not be realized until such interest is paid; (iii) its current inability to assess the taxable income that may be recognized upon the monetization of the Company's continued ownership of 44.3% of the Barnett Common Stock or other operating assets; (iv) the Company has not yet been able to complete a financial restructuring plan that may ultimately result in the realization of a portion or all of the Company's net deferred tax asset and thus, the ultimate impact cannot be objectively anticipated or verified.

         Based on the Company's consideration of the above factors, the Company believed it was appropriate to maintain a valuation allowance on its net deferred tax asset, except for the deferred tax asset related to state taxes paid on the deferred gain on the sale of U.S. Lock. As a result, as of December 31, 1999, the Company has substantially offset its net deferred tax asset with a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

         The Company's tax provisions for the six and three months ended December 31, 1999 and 1998 represent the provision for various state and foreign taxes.

NOTE 4 - BARNETT

         The Company owns 7,186,530 shares, or 44.3%, of the Barnett Common Stock as of December 31, 1999. This investment is accounted for under the equity method of accounting. See Note 1 and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's agreement to sell its interest in Barnett as part of a comprehensive financial restructuring plan.

         The following table presents unaudited summary financial data for Barnett at December 31, 1999 and June 30, 1999 and for the six and three months ended December 31, 1999 and 1998 (in thousands of dollars):

      Statement of income data:              1999             1998
                                          ---------        ---------
      Six Months:
      Net sales                           $ 138,472        $ 110,511
      Gross profit                           45,086           36,454
      Net income                              8,130            7,506

      Three Months:
      Net sales                           $  71,072        $  58,120
      Gross profit                           23,352           19,278
      Net income                              4,512            4,065

                                           12/31/99          6/30/99
                                           --------          -------
      Balance sheet data:
      Current assets                      $ 105,867        $  94,941
      Non-current assets                     55,617           54,245
      Current liabilities                    28,570           24,615
      Non-current liabilities                33,000           33,000


NOTE 5 - NON-RECURRING AND PROCUREMENT CHARGES

         In the second quarter of fiscal 2000, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft brand name. The Company believes the Plumbcraft packaging, which was recently re-designed, and the consolidation of brands will result in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

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

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $150,000 in the first quarter and none in the second quarter of fiscal 2000. The Company did not incur this type of cost in the fiscal 1999 first or second quarter. The Company did not incur procurement costs related to (ii) above in the fiscal 2000 and 1999 first or second quarters. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $0.3 million and $0.5 million the first quarter and $0.7 million and $0.9 million for the first six months of fiscal 2000 and 1999, respectively, which are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the six and three months ended December 31, 1999 and 1998 included interest of $8.3 million and $2.9 million (six months), and $6.2 million and $0.5 million (three months), respectively. The Company made no federal income tax payments in the six months or second quarter of fiscal 2000 or fiscal 1999. However, the Company paid $0.4 and $0.5 million in state taxes in the first quarter and second quarter of fiscal 2000, respectively.

NOTE 7 - EARNINGS PER SHARE

         In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" to be effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, primary earnings per share have been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share continues to utilize the weighted average number of common stock and common stock equivalents, which include stock options and warrants. Since the Company is in a loss position, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for the six months and quarters ended December 31, 1999 and 1998.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):


                         Six months    Six months    Three months  Three months
                         December 31,  December 31,  December 31,  December 31,
                            1999          1998          1999            1998
                            ----          ----          ----            ----
Basic                      12,057        12,057        12,057        12,057
Diluted                    12,057        12,057        12,057        12,057


Basic                      12,057        12,057        12,057        12,057
Dilutive effect of:
  Stock options                --            --            --            --
  Warrants                     --            --            --            --
                           ------        ------        ------        ------
Diluted                    12,057        12,057        12,057        12,057



NOTE 8 - SEGMENT INFORMATION

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


                                                             Corporate
                                   Retail    Non-Retail      and Other    Elimination       Total
                                   ------    ----------      ---------    -----------       -----
Reported net sales:
Fiscal 2000 three months        $   14,756   $    8,766           --        $ (3,820)      $ 19,702
Fiscal 1999 three months            16,635       16,411           --          (3,848)        29,198
Fiscal 2000 six months              32,105       17,346           --          (6,912)        42,539
Fiscal 1999 six months              35,121       29,596           --          (7,290)        57,427

Operating income (loss):
Fiscal 2000 three months       $    (1,626)  $      292     $    (858)          --           (2,192)
Fiscal 1999 three months              (166)       1,309          (925)          --              218
Fiscal 2000 six months                (699)         512        (1,743)          --           (1,930)
Fiscal 1999 six months              (1,167)       2,727        (1,851)          --             (291)

Identifiable assets:
December 31, 1999              $    43,509   $   19,106     $  45,724           --         $108,339
June 30, 1999                       45,017       15,866        39,327           --          100,210


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $10.8 million and $12.4 million for the second quarter of fiscal 2000 and 1999, respectively. Of these amounts, approximately $3.8 million were intercompany sales for both the second quarter of fiscal 2000 and 1999. For the six months ended December 31, 1999 and 1998, net sales for those foreign operations amounted to $22.4 million and $21.4 million, respectively. Of these amounts, approximately $6.9 million and $7.3 million were intercompany sales for the six months ended December 31, 1999 and 1998, respectively. Identifiable assets for the foreign operations were $21.3 million and $18.7 million at December 31, 1999 and June 30, 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to complete its deleveraging strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

RECENT DEVELOPMENTS

         The Company has endeavored over the past several years to reduce its significant amount of debt through the monetization of assets and by improving the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. In the spring of 1999, the Company began having discussions with some of its bondholders regarding its high level of debt and cash flow issues. The Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the debt reduction effort contemplated by the Debt Reduction Agreement, as defined below. In the event the financial reorganization is not completed, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements for at least the next 12 to 15 months, however, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc. entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

         The key provisions of the financial restructuring plan are:

         - The Debt Reduction Agreement contemplates that Barnett will engage an investment banker to conduct an orderly process to sell itself, or otherwise maximize shareholder value, in connection with such transaction. To that end, on December 13, 1999, Barnett issued a press release announcing the engagement of Deutsche Bank Alex. Brown to pursue initiatives to maximize shareholder value.
         - If Barnett's efforts to maximize shareholder value result in a sale, the Company would sell all of the 7,186,530 shares of Barnett common stock owned by Waxman USA Inc., a direct, wholly-owned subsidiary of the Company.
         - The Company would apply the proceeds of any sale of the Barnett Common Stock owned by Waxman USA, net of applicable taxes, in the following order:
             - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes

         - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest to be paid to the Senior Note holders on March 1, 2000, and up to $2 million in other costs associated with the financial restructuring transaction, and
          - the remaining net proceeds to a trust account to be used for the full satisfaction of the Deferred Coupon Notes.

          The Debt Reduction Agreement contemplates the completion of the sale of the Barnett Common Stock as the first step in the financial restructuring plan. Following the anticipated sale of the Company's interest in Barnett, the Company and the Committee would file a jointly sponsored, prepackaged plan of reorganization with the United States Bankruptcy Court (the "Joint Plan") to effectuate the terms of the Debt Reduction Agreement. Under the Joint Plan, the holders of the Deferred Coupon Notes will be the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions will be included in the filing and they will continue to pay their trade creditors, employees and other liabilities under normal conditions.

          The Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the above mentioned financial reorganization. Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements for at least the next 12 to 15 months; however, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.


      The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in a much stronger company, with a small amount of debt that can be supported by the operating cash flow of the Company's subsidiaries. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock, the discount on the redemption of the Deferred Coupon Notes, net of the write off of the unamortized debt issuance costs, the realization for accounting purposes of the deferred gain on the sale of U.S. Lock, and the utilization of the Company's net operating loss carryforwards. Furthermore, the elimination of the indebtedness from the Senior Notes and Deferred Coupon Notes will reduce the Company's annual interest expense by approximately $16 million.

      The Company believes that the Joint Plan should proceed through the judicial process in a timely manner due to the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. The Company expects to complete the Joint Plan by mid-2000.

      As noted above, in December 1999, Barnett announced that it had engaged an investment banker to assist it with strategic alternatives to maximize shareholder value. Although the Company has entered into the Debt Reduction Agreement, at this time the Company does not have an agreement that would monetize its investment in Barnett. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered.

      The Company is evaluating various options to streamline its operations, reduce expenses and improve margins. As part of that process, the logistics of our distribution facilities and the utilization of operations to source products as opposed to manufacturing products are being evaluated. The Company expects to complete this review and initiate various expense reduction plans within the next six months.

A.       RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET SALES

         Net sales for the fiscal 2000 second quarter ended December 31, 1999 totaled $19.7 million, as compared to $29.2 million for the fiscal 1999 second quarter. Excluding the results of U.S. Lock, which was sold effective January 1, 1999, comparable net sales for the remaining businesses decreased by $2.7 million, or 12.0% percent, from the recasted net sales of $22.4 million for the fiscal 1999 second quarter. The net sales decrease was attributable to the loss of $1.1 million in net sales from the now defunct Hechinger / Builders Square operations and weaker than anticipated net sales to retailers, including sales made through the direct import program from our Asian operations, with certain domestic support services provided by Consumer Products.

         Net sales to retailers amounted to $14.8 million for the second quarter ended December 31, 1999, a decrease from the $16.6 million for the same period last year. Sales to nearly all of our largest retail customers were lower than the prior year and our expectations. In addition, net sales for the second quarter of fiscal 1999 included $1.1 million in sales to the now defunct Hechinger / Builders Square operations. The Company's new sales programs with several retailers were not sufficient to offset sluggish sales with some national retailers and the loss of the Hechinger / Builders Square business. The Company believes that many of these retailers reduced inventories for year-end inventory and cash management purposes and that sales should improve late in the quarter ended March 31, 2000.

         Non-retail net sales amounted to $8.8 million for the fiscal 2000 second quarter, a decrease from $16.4 million for the same period in fiscal 1999. Excluding the net sales of U.S. Lock, which amount to $6.8 million in the fiscal 1999 second quarter, non-retail net sales decreased by $0.8 million. This decrease is primarily due to a decrease in net sales to Barnett.

GROSS PROFIT

         Gross profit for the fiscal 2000 second quarter was $5.9 million, with a gross profit margin of 29.9 percent, as compared to gross profit of $8.7 million and a gross profit margin of 29.7 percent for the three months ended December 31, 1998. Excluding U.S. Lock from the prior year results, gross profit decreased by $0.5 million from the recasted fiscal 1999 second quarter gross profit of $6.4 million, while the gross profit margin would have increased from
28.7 percent. The decrease in the gross margin is primarily attributable to a higher proportion of sales from the direct import sales program, which has a lower gross margin as well as lower selling, general and administrative expenses. The termination of the packaged plumbing program sales to Hechinger / Builders Square reduced the Company's gross profit and offset the increased gross profit from sales to other retailers. In addition, competitive pricing pressure from overseas suppliers of pipe nipples and valves has reduced the Company's sales and gross margins for those products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A expenses") decreased from $8.4 million for the quarter ended December 31, 1998 to $6.8 million for the quarter ended December 31, 1999. Included in the prior year's results are $1.4 million in SG&A expenses related to U.S. Lock. Excluding the SG&A expenses related to U.S. Lock, as a percentage of net sales, SG&A expenses increased from 31.5% for the fiscal 1999 second quarter to 34.4% for the fiscal 2000 second quarter. The increased percentage of expenses to net sales is due to the reduction in sales levels and certain relatively fixed costs.

NON-RECURRING AND PROCUREMENT CHARGES

         In the second quarter of fiscal 2000, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft brand name. The Company believes the Plumbcraft packaging, which was recently re-designed, and the consolidation of brands will result in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

EQUITY EARNINGS OF BARNETT

         The Company recorded equity earnings from its ownership interest in Barnett of $2.0 million for the quarter ended December 31, 1999, as compared to $1.8 million for the same quarter in fiscal 1999.

AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 2000 second quarter, the Company recognized $50,000 of this deferred gain.

INTEREST EXPENSE

         For the quarter ended December 31, 1999, net interest expense totaled $4.5 million, as compared to $4.4 million in the fiscal 1999 second quarter. Average borrowings for the current year's quarter amounted to $137.7 million, with a weighted average interest rate of 12.4%, as compared to $141.5 million in the same quarter last year, with a weighted average interest rate of 11.8%. The average borrowings are lower due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate increased due to the reduction of debt with a lower rate.

PROVISION FOR INCOME TAXES

         The provision for income taxes amounted to $0.1 million for the second quarter of fiscal 2000, as compared to $0.1 million for the same quarter last year. The provision for the current quarter primarily represents various state and foreign taxes of the Company's wholly-owned operations. For the fiscal 2000 and 1999 second quarters, the difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization.

NET LOSS

         The Company's net loss for the quarter ended December 31, 1999 amounted to $4.7 million, or $0.39 per basic and diluted share, as compared to the net loss of $2.5 million, or $0.20 per basic and diluted share, in the fiscal 1999 second quarter. The second quarter of fiscal 2000 was affected by the $1.3 million non-recurring charge associated with the consolidation of its packaged plumbing products under the Plumbcraft brand name.


FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET SALES

         Excluding U.S. Lock, which was sold effective January 1, 1999, net sales for the six months ended December 31, 1999 totaled $42.5 million, a decrease of $1.5 million from the $44.1 million for the comparable period in fiscal 1999. Including U.S. Lock's net sales for the six months ended December 31, 1998 of $13.4 million, the Company's net revenue was $57.4 million. The decrease in net sales is attributable to the lower than anticipated sales to retailers for the fiscal 2000 second quarter and the loss of the Hechinger / Builders Square account relationship and their filing for Chapter 7 liquidation, which accounted for a $3.0 million reduction in net sales for the Company. The net sales to Hechinger / Builders Square for the six months ended December 31, 1999 and 1998 amounted to $74,000 and $3.1 million, respectively.

GROSS PROFIT

         The gross profit margin for the six months ended December 31, 1999 improved to 30.7% from 30.3% for the six months ended December 31, 1998, excluding U.S. Lock. Nearly all of the operations reported a slight improvement in their gross margins. For the six months ended December 31, 1999 and 1998, excluding U.S. Lock, gross profit amounted to $13.1 million and $13.4 million, respectively. Including U.S. Lock, the gross profit for the six months ended December 31, 1998 amounted to $17.7 million. The decrease in gross profit was due to the decrease in net sales and a higher proportion of sales from the lower gross margin direct import sales program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses, excluding U.S. Lock, decreased from $14.0 million for the six months ended December 31, 1998 to $13.6 million for the six month period ended December 31, 1999. SG&A expenses for the six months ended December 31, 1998 were $16.7 million including U.S. Lock. As a percentage of net sales, SG&A expenses, excluding U.S. Lock, increased slightly from 31.7% for the six month period in fiscal 1999 to 31.9% for the six months ended December 31, 1999.

NON-RECURRING AND PROCUREMENT CHARGES

         Consumer Products recorded non-recurring charges for the six months ended December 31, 1999 including procurement costs of $150,000, related to customer agreements to purchase product for a period of time, and $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft brand name.

         In the fiscal 1999 first quarter ended September 30, 1998, Consumer Products recorded a non-recurring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The relocation to a more modern and efficient facility, which was completed in November 1998, has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through significant annual savings.

EQUITY EARNINGS OF BARNETT

The Company recorded equity earnings from its 44.3% ownership interest in Barnett of $3.6 million for the six months ended December 31, 1999. For the comparable period in fiscal 1999, the Company recorded equity earnings of $3.3 million.

INTEREST EXPENSE

         For the six months ended December 31, 1999, interest expense totaled $8.8 million, a slight increase from the $8.7 million in the comparable period last year. The increase is primarily due to an increase in borrowings under its bank credit agreement and an increase in the accretion of interest on the Deferred Coupon Notes of $5.9 million as compared to $5.3 million for the six months ended December 31, 1999 and 1998, respectively. Average borrowings for the six months ended December 31, 1999 amounted to $134.4 million, with a weighted average interest rate of 12.5%, as compared to $139.2 million in the same period last year, with a weighted average interest rate of 11.8%. The average borrowings are lower due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate increased due to the reduction of debt with a lower rate.

PROVISION FOR INCOME TAXES

         The provision for income taxes amounted to $0.3 million and $0.2 million for the six months ended December 31, 1999 and 1998, respectively. The provision for the current period primarily represents various state and foreign taxes of the Company's wholly-owned operations. The difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization.

NET LOSS

         The Company's net loss for the six months ended December 31, 1999 amounted to $7.3 million, or $0.61 per basic and diluted share, as compared to the net loss of $5.9 million, or $0.49 per basic and diluted share, in the same period last year. Included in the fiscal 2000 results is a non-recurring charge of $0.15 million in procurement costs and $1.3 million for the consolidation of its packaged plumbing under the Plumbcraft name. The fiscal 1999 six month results included a non-recurring charge of $1.35 million for the relocation of the Consumer Products' warehouse from Bedford Hts., Ohio to Groveport, Ohio.



B.       LIQUIDITY AND CAPITAL RESOURCES


         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. These efforts recently resulted in the Company reaching an agreement with an ad hoc committee representing the holders of approximately 87% of its Deferred Coupon Notes and approximately 65% of its Senior Notes. See Note 1 and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's agreement to sell its interest in Barnett as part of a comprehensive financial reorganization. The Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the debt reduction effort contemplated by the Debt Reduction Agreement. In the event the financial reorganization is not completed, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements for at least the next 12 to 15 months, however, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         The financial reorganization does not involve any of the Company's operating subsidiaries, which have their own bank credit facility. These operating companies will continue to pay all of their trade creditors, employees and other liabilities under normal trade conditions. The Company believes that the Joint Plan should proceed quickly through the judicial process because it has the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. The Company expects to complete the Plan by mid-2000.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, WOC, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $20.0 million. As of December 31, 1999, the Company had $13.8 million in borrowings under the revolving credit line of the facility and had approximately $5.3 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. In December 1999, the Loan and Security Agreement was amended to provide Congress Financial an additional 500,000 shares of Barnett Inc. common stock (which, together with the initial 500,000 shares, constitutes approximately 6.2% of all outstanding stock of Barnett Common Stock), as collateral and allowing the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at December 31, 1999. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at December 31, 1999. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and, prior to January 1, 1999, U.S. Lock for cash flow. The sale of U.S. Lock further increases the Company's dependence on Consumer Products' business. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 20.8% of net sales for Consumer Products in fiscal 1999. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and combined the two companies to form the nation's third largest home improvement chain. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business, beginning in January 1999. The combined operations of Hechinger / Builders Square accounted for approximately $3.7 million, or 7.8% of Consumer Products and the Company's net sales in fiscal 1999. Hechinger / Builders Square filed for Chapter 11 bankruptcy protection in June 1999, and for Chapter 7 liquidation in September 1999. Consumer Products' accounts receivable from Hechinger / Builders Square was $0.3 million at the time of the bankruptcy filing. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $0.9 million in income taxes in the first six months of fiscal 2000. At June 30, 1999, the Company had $48.0 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013, and $41.3 million of original issue discount, as of June 30, 1999, that has been expensed on the Company's financial statements and will become deductible for tax purposes when the interest on the Deferred Coupon Notes is paid. In the event the Company completes a financial reorganization, which includes the sale of its investment in Barnett and recognizes a gain from that sale, the Company will be able to use the net operating loss carryforwards to offset income taxes that will be payable.

         The Company has total future lease commitments for various facilities and other leases totaling $3.0 million, of which approximately $1.3 million is due in fiscal 2000 and $0.7 million was paid in the first six months of fiscal 2000. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2000 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At December 31, 1999, the Company had working capital of $9.5 million and a current ratio of 1.3 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $14.7 million for the first six months of fiscal 2000 principally due to an increase in trade receivables, inventories and other assets, offset by an increase in accounts payable. Also affecting net cash used for operations was $3.6 million in equity earnings of Barnett. Excluding this item, the net cash used by operations was $11.1 million. Cash flow used in investments totaled $0.9 million, attributable to capital expenditures. Cash flow provided by financing activities, and net borrowings under the Company's credit facilities, totaled approximately $14.8 million.

YEAR 2000

         The Company utilizes management information systems, software technology and non-information technology systems that were Year 2000 compliant, prior to December 31, 1999. The Company continues to monitor its operations, as well as its customers and suppliers to ensure its systems continue to meet its internal and external requirements. The Company does not believe that it has been or will be negatively impacted by Year 2000. A summary of the progress made by each of the Company's operations is provided below.

         During fiscal 1998, the Company's largest division, Consumer Products, completed a version upgrade of its J.D. Edwards software, which was Year 2000 compliant. In addition, Consumer Products made certain modifications to its systems and completed the testing of its information systems in fiscal 1998 to insure that it was Year 2000 compliant. Consumer Products utilizes IBM AS400 hardware, NT servers and personal computers that were also Year 2000 compliant. The specific cost of upgrading the hardware and software in fiscal 1998 was approximately $0.8 million; however, the majority of this cost was capitalized as it was part of a process of developing Consumer Products' capabilities to serve its customers and to operate its business, with Year 2000 compliance being an additional benefit.

         The Company's corporate office completed the development of its accounting package in March 1999, using Consumer Products' hardware and software. The accounting package was developed by internal personnel with MIS support at no additional cost, using the standard reporting format developed for Consumer Products.

         In August 1998, WAMI's PC-based Year 2000 software upgrade was provided by the software manufacturer at no cost and was installed and tested. As part of a periodic replacement of hardware, WAMI replaced certain PC's for approximately $10,000 to upgrade its remaining hardware to be Year 2000 compliant. WAMI's software and hardware were reviewed by an external information technology professional for Year 2000 compliance.

         Medal Distributing has an IBM System 36, which was upgraded, with software modifications completed to be Year 2000 compliant. The modifications were completed in July 1999, at a cost of approximately $10,000.

         TWI and CWI's PC-based information systems required minor modifications to be Year 2000 compliant, which were completed before December 31, 1999 and financed through working capital with minimal cost. The expenditures at TWI included approximately $13,000 for hardware, $10,000 for software and $10,000 in labor to make the Year 2000 modifications. CWI's costs to modify its systems for Year 2000 were approximately $11,000 for hardware, $14,000 for software and $2,000 in labor.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a) See Exhibit 27.

                  b) Form 8-K

                           The Registrant filed a report on Form 8-K on December 14, 1999, regarding the Agreement between the Company and an ad hoc committee of holders of the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004.


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1999 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                       WAXMAN INDUSTRIES, INC.
                                       -----------------------
                                       REGISTRANT






DATE:  FEBRUARY 2, 2000                BY: /S/ MARK W. WESTER
                                           MARK W. WESTER
                                           VICE PRESIDENT-FINANCE
                                           AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

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