Form 10-Q
period 2000-03-31
WAXMAN INDUSTRIES INC
filed 2000-05-10
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                             --------------

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

                                            Yes    X          No  ___
                                                 ----

9,914,939 shares of Common Stock, $.01 par value, and 2,142,358 shares of Class B Common Stock, $.01 par value, were outstanding as of May 1, 2000.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Nine and Three Months Ended March 31, 2000
            and 1999 ................................................    3

            Condensed Consolidated Balance Sheets - March 31, 2000
            and June 30, 1999........................................    4 -5

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 2000 and 1999................    6

            Notes to Condensed Consolidated Financial Statements.....    7 - 13

Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations......................    14 - 21


PART II. OTHER INFORMATION
--------------------------

Item 5. Other Information............................................    22

Item 6. Exhibits and Reports on Form 8-K.............................    22


SIGNATURES
----------


EXHIBIT INDEX
-------------

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

           FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Nine Months                       Three Months
                                                                             -----------                       ------------
                                                                        2000             1999              2000              1999
                                                                     --------          --------          --------          --------
Net sales                                                            $ 62,361          $ 79,613          $ 19,822          $ 22,186

Cost of sales                                                          43,110            55,617            13,647            15,939
                                                                     --------          --------          --------          --------

Gross profit                                                           19,251            23,996             6,175             6,247

Selling, general and administrative expenses                           20,296            23,365             6,740             6,675

Non-recurring and procurement charges                                   1,950             4,250               500             2,900
                                                                     --------          --------          --------          --------

Operating loss                                                         (2,995)           (3,619)           (1,065)           (3,328)

Equity earnings of Barnett                                              5,333             5,024             1,729             1,693

(Loss) gain on sale of operations, net                                 (1,966)           10,196            (1,966)           10,196

Amortization of deferred U.S. Lock gain                                   152              --                  51              --

Interest expense, net                                                  13,446            12,919             4,672             4,187
                                                                     --------          --------          --------          --------

(Loss) income before income taxes                                     (12,922)           (1,318)           (5,923)            4,374

Provision for income taxes                                                395             1,139                68               899
                                                                     --------          --------          --------          --------

Net (loss) income                                                    $(13,317)         $ (2,457)         $ (5,991)         $  3,475
                                                                     ========          ========          ========          ========

Other comprehensive income:
Foreign currency translation adjustment                                   434               130               229              (288)
                                                                     --------          --------          --------          --------
Comprehensive (loss) income                                          $(12,883)         $ (2,327)         $ (5,762)         $  3,187
                                                                     ========          ========          ========          ========

(Loss) income per share (basic and diluted):
Net (loss) income                                                    $  (1.10)         $  (0.20)         $  (0.49)         $   0.29
                                                                     ========          ========          ========          ========

Weighted average shares and equivalents                                12,057            12,057            12,057            12,057
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



                                             WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                             ----------------------------------------

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                               -------------------------------------

                                                 MARCH 31, 2000 AND JUNE 30, 1999

                                                          (IN THOUSANDS)

                                                              ASSETS




                                                                                       March 31,              June 30,
                                                                                          2000                  1999
                                                                                      (Unaudited)             (Audited)
                                                                                       ---------              ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                            $     363              $   1,322
  Trade receivables, net                                                                  12,970                 10,686
  Other receivables                                                                        5,020                  4,350
  Inventories                                                                             18,844                 19,052
  Prepaid expenses                                                                         3,078                  2,333
                                                                                       ---------              ---------
    Total current assets                                                                  40,275                 37,743
                                                                                       ---------              ---------

INVESTMENT IN BARNETT                                                                     41,718                 36,385
                                                                                       ---------              ---------

PROPERTY AND EQUIPMENT:
  Land                                                                                       589                    575
  Buildings                                                                                4,651                  4,462
  Equipment                                                                               11,455                 13,369
                                                                                       ---------              ---------
                                                                                          16,695                 18,406
  Less accumulated depreciation and amortization                                          (7,150)                (7,238)
                                                                                       ---------              ---------
    Property and equipment, net                                                            9,545                 11,168
                                                                                       ---------              ---------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET                                   6,751                  7,920
UNAMORTIZED DEBT ISSUANCE COSTS, NET                                                       2,619                  3,052
DEFERRED TAX ASSET                                                                           530                    540
OTHER ASSETS                                                                               5,784                  3,402
                                                                                       ---------              ---------
                                                                                       $ 107,222              $ 100,210
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










                                              WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                              ----------------------------------------

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                -------------------------------------

                                                  MARCH 31, 2000 AND JUNE 30, 1999

                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         March 31,              June 30,
                                                                                             2000                  1999
                                                                                         (Unaudited)             (Audited)
                                                                                          ---------              ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                                                       $  20,566              $     937
  Accounts payable                                                                            7,393                  7,308
  Accrued liabilities                                                                         3,147                  3,923
  Accrued income taxes payable                                                                  565                  1,314
  Accrued interest                                                                            4,276                  2,316
                                                                                          ---------              ---------
      Total current liabilities                                                              35,947                 15,798
                                                                                          ---------              ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                                    768                  1,057

SENIOR SECURED DEFERRED COUPON NOTES, NET                                                    91,755                 91,568
SENIOR NOTES                                                                                 35,855                 35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                                                            7,866                  8,018

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                                       --                     --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,915 at March 31, 2000
    and 9,914 at June 30, 1999                                                                   98                     98
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,142 at March 31, 2000
    and 2,143 at June 30, 1999                                                                   21                     21
  Paid-in capital                                                                            21,732                 21,732
  Retained deficit                                                                          (86,225)               (72,908)
                                                                                          ---------              ---------
                                                                                            (64,374)               (51,057)
  Accumulated other comprehensive income                                                       (595)                (1,029)
                                                                                          ---------              ---------

    Total stockholders' equity (deficit)                                                    (64,969)               (52,086)
                                                                                          ---------              ---------
                                                                                          $ 107,222              $ 100,210
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




                                              WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                              ----------------------------------------

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -----------------------------------------------
                                                             (UNAUDITED)
                                          FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                           (IN THOUSANDS)


                                                                                                 2000                1999
                                                                                               --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                     $(13,317)           $ (2,457)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Loss (gain) on sale of operations, net                                                      1,966             (10,196)
      Non-cash interest                                                                             187               8,272
      Amortization of deferred U.S. Lock gain                                                      (152)               --
      Equity earnings of Barnett                                                                 (5,333)             (5,024)
      Depreciation and amortization                                                               1,851               2,093
      Deferred income taxes                                                                          10                --
  Changes in assets and liabilities:
    Trade receivables, net                                                                       (2,374)                711
    Inventories                                                                                    (708)             (1,033)
    Other assets                                                                                 (2,257)             (2,641)
    Accounts payable                                                                                 85               1,576
    Accrued liabilities                                                                            (810)               (307)
    Accrued interest                                                                              1,960                (969)
    Accrued taxes                                                                                  (749)                796
    Net change in operating assets and liabilities of operations sold                               185                 268
    Other, net                                                                                      313                 130
                                                                                               --------            --------
      Net Cash Used in Operating Activities                                                     (19,143)             (8,781)
                                                                                               --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of business                                                               --                28,249
  Capital expenditures, net                                                                      (1,179)             (1,377)
                                                                                               --------            --------
      Net Cash (Used in) Provided by Investing Activities                                        (1,179)             26,872
                                                                                               --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                                             60,369              49,290
  Payments under credit agreements                                                              (40,740)            (58,804)
  Debt issuance costs                                                                              (137)               --
  Issuance of common stock                                                                         --                     1
  Repayments of long-term debt, net                                                                (129)               (262)
                                                                                               --------            --------

      Net Cash Provided by (Used in)
        Financing Activities                                                                     19,363              (9,775)
                                                                                               --------            --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (959)              8,316

BALANCE, BEGINNING OF PERIOD                                                                      1,322                  72
                                                                                               --------            --------

BALANCE, END OF PERIOD                                                                         $    363            $  8,388
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

                  The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. As of March 31, 2000, the Company owned 44.3% of the common stock of Barnett Inc. (the "Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products, and accounts for Barnett Inc. ("Barnett") under the equity method of accounting.

         The condensed consolidated statements of operations for the nine and three months ended March 31, 2000 and 1999, the condensed balance sheet as of March 31, 2000 and the condensed statements of cash flows for the nine months ended March 31, 2000 and 1999 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1999 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2000 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and the Form 8-K filed on December 14, 1999 in connection with the contemplated financial reorganization plan, with the Securities and Exchange Commission.

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

         On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87 % of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc. entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

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

          - The Company would apply the proceeds of any sale of the Barnett Common Stock owned by Waxman USA, net of applicable taxes, in the following order:

               - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes

               - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon

                    Note holders on December 1, 1999, $2 million in interest paid to the Senior Note holders on March 1, 2000, and up to $2 million in other costs associated with the financial restructuring transaction, and

               - the remaining net proceeds to a trust account to be used for the full satisfaction of the Deferred Coupon Notes.

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

         The Company is discussing several options to fund the interest payment of $6.0 million due on June 1, 2000 to the Deferred Coupon Note Holders and, based on discussions with the Committee, believes that it will be able to amend the Debt Reduction Agreement to include the resolution of this payment. Various solutions are being discussed, including the sale or collateralization of a portion of the Barnett Common Stock owned by the Company to fund all or a portion of this payment. Excluding the cash required for this interest payment, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the above mentioned financial reorganization. Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements. However, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company.

         The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in a stronger company, with an amount of debt that can be supported by the operating cash flow of the Company's subsidiaries. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock, the discount on the redemption of the Deferred Coupon Notes, net of the write off of the unamortized debt issuance costs, the realization for accounting purposes of the deferred gain on the sale of U.S. Lock, and the utilization of the Company's net operating loss carryforwards. Furthermore, the elimination of the indebtedness from the Senior Notes and Deferred Coupon Notes will reduce the Company's annual interest expense by approximately $16 million.

         Although the Company has entered into the Debt Reduction Agreement, at this time the Company does not have an agreement that would monetize its investment in Barnett. The Company believes that an agreement will be completed during the fiscal 2000 fourth quarter. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered.

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

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC") and TWI, International, Inc. ("TWI"). WOC is comprised of Medal Distributing, a supplier of hardware products and, included the operations of U.S. Lock, a distributor of a full line of security hardware products, prior to its January 1, 1999 sale to Barnett. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and WAMI Sales, a domestic U.S. operation that distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. Until the sale of Western American Manufacturing Inc. ("WAMI") effective March 31, 2000, TWI also included a manufacturing operation in Mexico that threaded galvanized, black, brass, and chrome pipe and imported malleable fittings (see Note 3). Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign suppliers.

         At March 31, 2000, the Company owned 44.3% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,000 active customers throughout the United States. Barnett offers approximately 21,000 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, security hardware installers, liquid propane gas dealers, and locksmiths. In January 1999, the Company completed the sale of U.S. Lock to Barnett. Barnett's net sales for fiscal 1999 were $241.4 million. The Company recorded equity earnings from this investment of $5.3 million and $1.7 million and $5.0 million and $1.7 million for the nine months and quarters ended March 31, 2000 and 1999, respectively. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT". See
Note 1 and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's intention to sell its interest in Barnett as part of a comprehensive financial restructuring.


NOTE 3 - SALE OF  DIVISION

         WESTERN AMERICAN MANUFACTURING INC.- FISCAL 2000:

         In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of Western American Manufacturing Inc., a division of TWI, to a Mexican company, Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash (the "WAMI Sale"). The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, which includes an approximate $1.0 million write-off of goodwill.

         The Company consolidated WAMI's financial information in its results through March 31, 2000. The impact of not consolidating WAMI's results would have reduced the consolidated net sales and improved the net loss for the Company as follows:

                                     Nine months        Nine months      Three months     Three months
                                     March 31,          March 31,         March 31,        March 31,
                                        2000              1999              2000             1999
                                        ----              ----              ----             ----
Net sales                             $2,923             $2,536            $  776          $  656
Net income                               428                826               357             667
Basic and diluted
  income per share                      0.04               0.07              0.03            0.06


         U.S. LOCK - FISCAL 1999:

         In December 1998, the Company announced it had entered into an agreement to sell certain of the assets and liabilities of U.S. Lock, a division of WOC, to Barnett for approximately $33.0 million in cash, less certain post closing adjustments (the "U.S. Lock Sale"). The U.S. Lock Sale was effective January 1, 1999, resulting in an estimated net pretax gain of $18.3 million, of which approximately $8.1 million was originally reported as a deferred gain for financial statement purposes due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The remaining gain of $10.2 million was recognized in the quarter ended March 31, 1999. The Company will recognize the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. The Company utilized a portion of its net operating loss carryforwards to offset a portion of the tax on the net gain from the U.S. Lock Sale.

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

                                     Nine months      Three months
                                      March 31,         March 31,
                                         1999             1999
                                         ----             ----
Net sales                              $13,361             --
Net loss                                 1,000             --
Basic and diluted loss
  per share                               0.08             --



NOTE 4 - INCOME TAXES

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

         At June 30, 1999, the Company had $46.8 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013. The Company also had alternative minimum tax carryforwards of approximately $0.9 million at June 30, 1999, which are available to reduce future regular income taxes over an indefinite period.

         At March 31, 2000, the Company's net deferred tax assets were substantially offset by a valuation allowance, except for the deferred tax asset related to state taxes paid on the deferred gain on the U.S. Lock Sale. SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines that the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset as of March 31, 2000, the Company considered various factors including (i) its historical and projected taxable losses and its inability to utilize its net operating loss carryforwards, which comprise a significant portion of the net deferred tax asset; (ii) the tax deductibility of the accreted interest on the Deferred Coupon Notes will not be realized until such interest is paid; (iii) its current inability to assess the taxable income that may be recognized upon the monetization of the Company's continued ownership of 44.3% of the Barnett Common Stock or other operating assets; (iv) the Company has not yet been able to complete a financial restructuring plan that may ultimately result in the realization of a portion or all of the Company's net deferred tax asset and thus, the ultimate impact cannot be objectively anticipated or verified.

         Based on the Company's consideration of the above factors, the Company believed it was appropriate to maintain a valuation allowance on its net deferred tax asset, except for the deferred tax asset related to state taxes paid on the deferred gain on the sale of U.S. Lock. As a result, as of March 31, 2000, the Company has substantially offset its net deferred tax asset with a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

         The Company's tax provisions for the nine and three months ended March 31, 2000 represent the provision for various state and foreign taxes. The Company's tax provisions for the nine months and three months ended March 31, 1999 represent the provision for the alternative minimum tax due on the U.S. Lock Sale and for various state and foreign taxes.


NOTE 5 - BARNETT

         The Company owns 7,186,530 shares, or 44.3%, of the Barnett Common Stock as of March 31, 2000. This investment is accounted for under the equity method of accounting. See Note 1 and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's agreement to sell its interest in Barnett as part of a comprehensive financial restructuring plan.

         The following table presents unaudited summary financial data for Barnett at March 31, 2000 and June 30, 1999 and for the nine and three months ended March 31, 2000 and 1999 (in thousands of dollars):

                Statement of income data:                 2000          1999
                                                      -----------   -----------
                  Nine Months:
                  Net sales                             $211,820      $174,390
                  Gross profit                            69,548        58,060
                  Net income                              12,051        11,333

                  Three Months:
                  Net sales                             $ 73,348      $ 63,879
                  Gross profit                            24,463        21,606
                  Net income                               3,921         3,827

                                                         3/31/00       6/30/99
                                                         -------       -------
                  Balance sheet data:
                  Current assets                        $106,242      $ 94,941
                  Non-current assets                      55,259        54,245
                  Current liabilities                     24,543        24,615
                  Non-current liabilities                 33,000        33,000


NOTE 6 - NON-RECURRING AND PROCUREMENT CHARGES

         In the second quarter of fiscal 2000, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. The Company believes the Plumbcraft(R) packaging, which was recently re-designed, and the consolidation of brands will result in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

         In the first quarter of fiscal 1999, Consumer Products recorded a non-recurring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through annual cost savings. In the third quarter of fiscal 1999, Consumer Products recorded an additional non-recurring charge of $0.45 million for additional costs involved with the move, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights.

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $150,000 in the first quarter, none in the second quarter and $500,000 in the third quarter of fiscal 2000. The Company incurred $2.0 million of this type of cost in the fiscal 1999 third quarter and nine month periods. The Company did not incur procurement costs related to (ii) above in the fiscal 2000 and, but incurred $0.45 million in the fiscal 1999 third quarter and nine month periods for this type of charge. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $0.4 million and $1.3 million in the third quarter and $1.1 million and $2.2 million for the first nine months of fiscal 2000 and 1999, respectively, which are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the nine and three months ended March 31, 2000 and 1999 included interest of $10.7 million and $5.1 million (nine months), and $2.4 million and $2.2 million (three months), respectively. The Company made no federal income tax payments in the nine months or third quarter of fiscal 2000 or fiscal 1999. However, the Company paid $0.8 million in state taxes for the nine months ended March 31, 2000.

NOTE 8 - EARNINGS PER SHARE

         In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" to be effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, primary earnings per share have been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share continues to utilize the weighted average number of common stock and common stock equivalents, which include stock options and warrants. When the Company is in a loss position, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for the nine months and quarter ended March 31, 2000 and the nine months ended March 31, 1999. For the quarter ended March 31, 1999, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):


                                         Nine months     Nine months   Three months   Three months
                                          March 31,       March 31,      March 31,      March 31,
                                             2000           1999           2000           1999
                                            ------         ------         ------         ------
               Basic                        12,057         12,057         12,057         12,057
               Diluted                      12,057         12,057         12,057         12,057


               Basic                        12,057         12,057         12,057         12,057
               Dilutive effect of:
                   Stock options              --             --             --             --
                   Warrants                   --             --             --             --
                                            ------         ------         ------         ------
               Diluted                      12,057         12,057         12,057         12,057



NOTE 9 - SEGMENT INFORMATION

         The Company's businesses distribute specialty plumbing products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings, and other products. Since the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's other wholly-owned operations, which primarily sell to retailers, and to Barnett, a distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to (i) retail operations, including large national and regional retailers, do-it-yourself ("D-I-

Y") home centers and smaller independent retailers in the United States, and
(ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are not significant. Until the January 1, 1999 sale of U.S. Lock, the Company also distributed security hardware to non-retail operations, including security hardware installers and locksmiths. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

                                                                          Corporate
                                        Retail          Non-Retail        and Other       Elimination            Total
                                        ------          ----------        ---------       -----------            -----

Reported net sales:
Fiscal 2000 three months              $  14,778         $   8,168              --           $  (3,124)        $  19,822
Fiscal 1999 three months                 18,681             6,496              --              (2,991)           22,186
Fiscal 2000 nine months                  46,883            25,514              --             (10,036)           62,361
Fiscal 1999 nine months                  53,777            36,120              --             (10,284)           79,613





Operating income (loss):
Fiscal 2000 three months              $    (143)        $    (241)        $    (681)             --           $  (1,065)
Fiscal 1999 three months                 (1,443)             (970)             (915)             --              (3,328)
Fiscal 2000 nine months                    (842)              271            (2,424)             --              (2,995)
Fiscal 1999 nine months                  (1,843)              990            (2,766)             --              (3,619)

Identifiable assets:
March 31, 2000                        $  43,244         $  16,393         $  47,585              --           $ 107,222
June 30, 1999                            45,017            15,866            39,327              --             100,210


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $10.3 million and $11.1 million for the third quarter of fiscal 2000 and 1999, respectively. Of these amounts, approximately $3.1 million and $3.0 million were intercompany sales for the third quarter of fiscal 2000 and 1999, respectively. For the nine months ended March 31, 2000 and 1999, net sales for those foreign operations amounted to $32.8 million and $32.4 million, respectively. Of these amounts, approximately $10.0 million and $10.3 million were intercompany sales for the nine months ended March 31, 2000 and 1999, respectively. Identifiable assets for the foreign operations were $17.5 million and $18.7 million at March 31, 2000 and June 30, 1999, respectively.

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

RECENT DEVELOPMENTS

         The Company has endeavored over the past several years to reduce its significant amount of debt through the monetization of assets and by improving the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. In the spring of 1999, the Company began having discussions with some of its bondholders regarding its high level of debt and cash flow issues. The Company is discussing several options to fund the interest payment of $6.0 million due on June 1, 2000 to the Deferred Coupon Note Holders and, based on discussions with the Committee, believes that it will be able to amend the Debt Reduction Agreement, as defined below, to include the resolution of this payment. Various solutions are being discussed, including the sale or collateralization of a portion of the Barnett Common Stock owned by the Company to fund all or a portion of this payment. Excluding the cash requirements for this interest payment, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the financial reorganization as discussed below. In the event the financial reorganization is not completed, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements. However, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87 % of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc. entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

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

          - The Company would apply the proceeds of any sale of the Barnett Common Stock owned by

          Waxman USA, net of applicable taxes, in the following order:

          - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes

          - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest paid to the Senior Note holders on March 1, 2000, and up to $2 million in other costs associated with the financial restructuring transaction, and

          - the remaining net proceeds to a trust account to be used for the full satisfaction of the Deferred Coupon Notes.

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

         Excluding the June 1, 2000 interest payment discussed above, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the above mentioned financial reorganization. Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements. However, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company. Cash from this transaction was not received until April 2000.

         The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in a stronger company, with an amount of debt that can be supported by the operating cash flow of the Company's subsidiaries. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock, the discount on the redemption of the Deferred Coupon Notes, net of the write off of the unamortized debt issuance costs, the realization for accounting purposes of the deferred gain on the sale of U.S. Lock, and the utilization of the Company's net operating loss carryforwards. Furthermore, the elimination of the indebtedness from the Senior Notes and Deferred Coupon Notes will reduce the Company's annual interest expense by approximately $16 million.

         The Company believes that the Joint Plan should proceed through the judicial process in a timely manner due to the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. The Company believes that an agreement will be completed during the fiscal 2000 fourth quarter and expects to complete the Joint Plan by the fall of 2000.

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

         The Company continues to evaluate various options to streamline its operations, reduce expenses and improve cash flow and margins. As part of that process, the Company disposed of WAMI effective March 31, 2000 as it believes that sourcing pipe nipples will result in improved profit levels for the operations that distribute those products. The Company is also reviewing the logistics of its distribution facilities in an effort to improve efficiencies and reduce costs. The Company expects to complete this review and initiate various expense reduction plans within the next three months.


A.       RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------
Net Sales
---------

         Net sales for the fiscal 2000 third quarter ended March 31, 2000 totaled $19.8 million, as compared to $22.2 million for the fiscal 1999 third quarter. The net sales decrease was due to weaker than anticipated net sales to retailers, including sales made through the direct import program from our Asian operations. In addition, sales to the now defunct Hechinger / Builders Square operations in the prior year third quarter contributed $0.4 million to the decrease in net sales in the current quarter.

         Net sales to retailers amounted to $14.8 million for the third quarter ended March 31, 2000, a decrease from the $18.7 million for the same period last year. Weaker sales to several of the larger retailers accounted for nearly all of the decrease. In addition, net sales for the third quarter of fiscal 1999 included $0.4 million in sales to the now defunct Hechinger / Builders Square operations. The Company's new sales programs with several retailers were not sufficient to offset the sluggish sales to some national retailers and the loss of the Hechinger / Builders Square business. The Company believes that many of these retailers reduced inventories for year-end inventory and cash management purposes. Sales improved in the month of March and, indications are for improved sales in May and June 2000.

         Effective March 31, 2000, the Company sold substantially all of the assets and certain liabilities of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales and operating results of WAMI have been consolidated in the results of operations for the quarter ended March 31, 2000. The net sales of WAMI for the three month periods ended March 31, 2000 and 1999 were $0.8 million and $0.7 million, respectively.

Gross Profit
------------

         Gross profit for the fiscal 2000 third quarter was $6.2 million, with a gross profit margin of 31.2 percent, as compared to gross profit of $6.2 million and a gross profit margin of 28.2 percent for the three months ended March 31, 1999. The gross profit was relatively the same, although the gross profit margin improved due to an adjustment in the prior year to the gross profit of the pipe nipple manufacturing and distribution operations, which decreased profits and the profit margin. The current year profit and margins were also affected by the termination of the packaged plumbing program sales to Hechinger / Builders Square.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") amounted to $6.7 million for the quarters ended March 31, 2000 and 1999. SG&A expenses as a percentage of net sales increased from 30.1% for the fiscal 1999 third quarter to 34.0% for the fiscal 2000 third quarter. The increased percentage of SG&A expenses to net sales is due to relatively fixed costs being spread over a lower net sales base. The Company is evaluating various expense reduction programs, which should help improve its expense ratios in fiscal 2001.

Non-Recurring and Procurement Charges
-------------------------------------

         In the third quarter of fiscal 2000, Consumer Products recorded a procurement charge of $0.5 million, representing the amount paid by the Company in connection with a customer's agreement to purchase products from the Company. In the fiscal 1999 third quarter, the Company's Consumer Products business recorded a business procurement charge of $2.45 million and $0.45 million in non-recurring charges related to additional costs involved in the relocation of the Consumer Products' Bedford Heights warehouse to Groveport, Ohio, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights, Ohio.


Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its ownership interest in Barnett of $1.7 million for the quarters ended March 31, 2000 and 1999.

(Loss) Gain on Sales of Operations and Amortization of Deferred Gain on Sale of
-------------------------------------------------------------------------------
U.S. Lock
---------

         In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of Western American Manufacturing Inc., a division of TWI, to a Mexican company, Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash (the "WAMI Sale"). The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, which includes an approximate $1.0 million write-off of goodwill.

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 2000 third quarter, the Company recognized $51,000 of this deferred gain.

Interest Expense
----------------

         For the quarter ended March 31, 2000, net interest expense totaled $4.7 million, as compared to $4.2 million in the fiscal 1999 third quarter. Average borrowings for the current year's quarter amounted to $145.2 million, with a weighted average interest rate of 12.3%, as compared to $134.2 million in the same quarter last year, with a weighted average interest rate of 12.3%. The average borrowings were lower in the prior year due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate remained consistent.

Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $0.1 million for the third quarter of fiscal 2000, as compared to $0.9 million for the same quarter last year. The provision for the current quarter primarily represents various state and foreign taxes of the Company's wholly-owned operations. The Company's tax provision for the three months ended March 31, 1999 represents the provision for the alternative minimum tax due on the U.S. Lock Sale and for various state and foreign taxes. For the fiscal 2000 and 1999 third quarters, the difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization.

Net Loss
--------

         The Company's net loss for the quarter ended March 31, 2000 amounted to $6.0 million, or $0.49 per basic and diluted share, as compared to net income of $3.5 million, or $0.29 per basic and diluted share, in the fiscal 1999 third quarter. The third quarter of fiscal 2000 was affected by the $2.0 million loss on the sale of WAMI. The quarter ended March 31, 1999 was favorably affected by the $10.2 million gain on the sale of U.S. Lock.

FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------
Net Sales
---------

         Net sales for the nine months ended March 31, 2000 totaled $62.4 million as compared to $66.2 million for the same period in the prior fiscal year, excluding the results of U.S. Lock, which was sold effective January 1,

1999. Including U.S. Lock's net sales for the nine months ended March 31, 1999 of $13.4 million, the Company's net sales amounted to $79.6 million. The decrease in comparable net sales of $3.8 million between years is attributable to the loss of the Hechinger / Builders Square account relationship, which accounted for a $3.4 million reduction in net sales for the Company and to lower than anticipated sales to other retailers in the current fiscal year. The net sales to Hechinger / Builders Square for the nine months ended March 31, 2000 and 1999 amounted to $75,000 and $3.5 million, respectively.

Gross Profit
------------

         The gross profit for the nine months ended March 31, 2000 decreased to $19.3 million, as compared to $19.6 million excluding U.S. Lock or $24.0 million including U.S. Lock. For the nine months ended March 31, 2000, the gross profit margin improved to 30.9% from 29.6% for the nine months ended March 31, 1999, excluding U.S. Lock. The pipe nipple manufacturing and distribution operations accounted for most of the improvement due to certain financial statement adjustments in the third quarter of fiscal 1999, which decreased the margins for the prior year period.

Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses, excluding U.S. Lock, amounted to $20.3 million and $20.6 million for the nine months ended March 31, 2000 and 1999, respectively. Including U.S. Lock, SG&A expenses for the nine months ended March 31, 1999 amounted to $23.4 million. As a percentage of net sales, SG&A expenses, excluding U.S. Lock, increased slightly from 31.2% for the nine month period in fiscal 1999 to 32.5% for the nine months ended March 31, 2000, primarily due to the decrease in net sales.

Non-Recurring and Procurement Charges
-------------------------------------

         Consumer Products recorded non-recurring charges for the nine months ended March 31, 2000, including procurement costs of $650,000 related to customer agreements to purchase product for a period of time, and $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name.

         In the fiscal 1999 nine months ended March 31, 1999, Consumer Products recorded a non-recurring charge of $1.8 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The relocation to a more modern and efficient facility, which was completed in November 1998, has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through significant annual savings.

         In addition to the non-recurring charge for the relocation of its warehouse, Consumer Products also recorded a business procurement charge of $2.45 million in the nine months ended March 31, 1999.

Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its 44.3% ownership interest in Barnett of $5.3 million for the nine months ended March 31, 2000. For the comparable period in fiscal 1999, the Company recorded equity earnings of $5.0 million.

(Loss) Gain on Sales of Operations and Amortization of Deferred Gain on Sale of
-------------------------------------------------------------------------------
U.S. Lock
---------

         In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of WAMI to Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash. The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, which includes an approximate $1.0 million write-off of goodwill.

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of

44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 2000 nine month period, the Company recognized $152,000 of this deferred gain.

Interest Expense
----------------

         For the nine months ended March 31, 2000, interest expense totaled $13.4 million, an increase of $0.5 million from the $12.9 million in the comparable period last year. The increase is primarily due to an increase in borrowings under the Company's bank credit agreement and an increase in the interest on the Deferred Coupon Notes. Average borrowings for the nine months ended March 31, 2000 amounted to $137.9 million, with a weighted average interest rate of 12.4%, as compared to $137.4 million in the same period last year, with a weighted average interest rate of 12.3%. The average borrowings are higher due to the proceeds received in the prior year from the sale of U.S. Lock effective January 1, 1999, and the weighted average interest rate increased due to the reduction of debt with a lower rate.

Provision for Income Taxes
--------------------------

         The provisions for income taxes amounted to $0.4 million and $1.1 million for the nine months ended March 31, 2000 and 1999, respectively. The provision for the current period primarily represents various state and foreign taxes of the Company's wholly-owned operations. The Company's tax provision for the nine months ended March 31, 1999 represents the provision for the alternative minimum tax due on the U.S. Lock Sale and for various state and foreign taxes. The difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization.

Net Loss
--------

         The Company's net loss for the nine months ended March 31, 2000 amounted to $13.3 million, or $1.10 per basic and diluted share, as compared to the net loss of $2.5 million, or $0.20 per basic and diluted share, in the same period last year. Included in the fiscal 2000 results are procurement charges of $0.65 million and $1.3 million for the consolidation of Consumer Products' packaged plumbing line of products under the Plumbcraft(R) name. The third quarter of fiscal 2000 was affected by the $2.0 million loss on the sale of WAMI.

         The fiscal 1999 nine month results included a non-recurring charge of $1.8 million for the relocation of the Consumer Products' warehouse from Bedford Hts., Ohio to Groveport, Ohio, as well as a $2.45 million charge for business procurement costs. The quarter ended March 31, 1999 was favorably affected by the $10.2 million gain on the sale of U.S. Lock.


B.       LIQUIDITY AND CAPITAL RESOURCES

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and by improving the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. These efforts recently resulted in the Company reaching an agreement with an ad hoc committee representing the holders of approximately 87% of its Deferred Coupon Notes and approximately 65% of its Senior Notes. See Note 1 and "Management's Discussion and Analysis - Recent Developments" in this Form 10-Q for a discussion of the Company's agreement to sell its interest in Barnett as part of a comprehensive financial reorganization.

         The Company is discussing several options to fund the interest payment of $6.0 million due on June 1, 2000 to the Deferred Coupon Note Holders and, based on discussions with the Committee, believes that it will be able to amend the Debt Reduction Agreement to include the resolution of this payment. Various solutions are being discussed, including the sale or collateralization of a portion of the Barnett Common Stock owned by the Company to fund all or a portion of this payment. Excluding the cash requirements for this interest payment, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the debt reduction effort contemplated by the Debt Reduction Agreement. In the event the financial reorganization is not completed, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital. However, ultimately, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

         In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company. Cash from this transaction was not received until April 2000.

         The financial reorganization does not involve any of the Company's operating subsidiaries, which have their own bank credit facility. These operating companies will continue to pay all of their trade creditors, employees and other liabilities under normal trade conditions. The Company believes that the Joint Plan should proceed quickly through the judicial process because it has the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. The Company expects to complete the Joint Plan by the fall of 2000.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, WOC, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million, utilizing inventory and accounts receivable that were already collateralized under the original agreement. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $22.0 million. As of March 31, 2000, the Company had $19.4 million in borrowings under the revolving credit line of the facility and had approximately $1.7 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. In December 1999, the Loan and Security Agreement was amended to provide Congress Financial an additional 500,000 shares of Barnett Inc. common stock (which, together with the initial 500,000 shares, constitutes approximately 6.2% of all outstanding stock of Barnett Common Stock), as collateral and allowing the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at March 31, 2000. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at March 31, 2000. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         Since the consummation of the Barnett Initial Public Offering, the cash flow generated by Barnett is no longer available to the Company. The Company relies primarily on Consumer Products and, prior to January 1, 1999, U.S. Lock for cash flow. The sale of U.S. Lock further increases the Company's dependence on Consumer

Products' business. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on the Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 20.8% of net sales for Consumer Products in fiscal 1999. In July 1997, Kmart agreed to sell its Builders Square chain to Leonard Green & Partners, a merchant-banking firm. Leonard Green also acquired another home improvement retailer, Hechinger Co., and combined the two companies to form the nation's third largest home improvement chain. In August 1998, Consumer Products was informed that the Hechinger / Builders Square operations were consolidating their supplier relationships and Consumer Products would retain only the bulk plumbing business, beginning in January 1999. The combined operations of Hechinger / Builders Square accounted for approximately $3.7 million, or 7.8% of Consumer Products and 3.8% of the Company's net sales in fiscal 1999. Hechinger / Builders Square filed for Chapter 11 bankruptcy protection in June 1999, and for Chapter 7 liquidation in September 1999. Consumer Products' accounts receivable from Hechinger / Builders Square was $0.3 million at the time of the bankruptcy filing. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $0.8 million in income taxes in the first nine months of fiscal 2000. At June 30, 1999, the Company had $46.8 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013, and $41.3 million of original issue discount, as of June 30, 1999, that has been expensed on the Company's financial statements and will become deductible for tax purposes when the interest on the Deferred Coupon Notes is paid. In the event the Company completes a financial reorganization, which includes the sale of its investment in Barnett and recognizes a gain from that sale, the Company will be able to use the net operating loss carryforwards to offset income taxes that will be payable.

         The Company has total future lease commitments for various facilities and other leases totaling $3.0 million, of which approximately $1.3 million is due in fiscal 2000 and $1.0 million was paid in the first nine months of fiscal 2000. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2000 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At March 31, 2000, the Company had working capital of $4.3 million and a current ratio of 1.1 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $19.2 million for the first nine months of fiscal 2000 principally due to an increase in trade receivables and other assets, offset by an increase in accrued interest. The most significant items affecting net cash used for operations were the $2.0 million net loss on the sale of certain assets and liabilities of WAMI and the $5.3 million in equity earnings of Barnett. Excluding these items, the net cash used by operations was $15.8 million. Cash flow used in investments totaled $1.2 million, attributable to capital expenditures. Cash flow provided by financing activities, and net borrowings under the Company's credit facilities, totaled approximately $19.4 million.

YEAR 2000

The Company utilizes management information systems, software technology and non-information technology systems that were Year 2000 compliant, prior to December 31, 1999. The Company continues to monitor its operations, as well as its customers and suppliers to ensure its systems continue to meet its internal and external requirements. The Company does not believe that it has been or will be negatively impacted by the Year 2000.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
                  a) See Exhibit 27.

                  b) Form 8-K

                           None


All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2000 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                   WAXMAN INDUSTRIES, INC.
                                   -----------------------
                                   REGISTRANT






DATE:  MAY 4, 2000             BY: /S/ MARK W. WESTER
                                     MARK W. WESTER
                                     VICE PRESIDENT-FINANCE
                                     AND CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL AND
                                     ACCOUNTING OFFICER)

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