Form 10-K405
period 2000-06-30
WAXMAN INDUSTRIES INC
filed 2000-08-29
CIK 105096

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM                         TO

                         COMMISSION FILE NUMBER 0-5888
                            ------------------------

                            WAXMAN INDUSTRIES, INC.
                ------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                         34-0899894
------------------------------------------------  ------------------------------------------------
            (STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

               24460 AURORA ROAD,                                      44146
             BEDFORD HEIGHTS, OHIO                ------------------------------------------------
------------------------------------------------                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (440) 439-1830
                ------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                            ------------------------

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
                             Yes   X       No
                                ------       ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
          ------
     Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Over-The-Counter Bulletin Board on August 21, 2000: $2,058,776

     Number of shares of Common Stock outstanding as of August 21, 2000:

Common Stock                9,976,112
Class B Common Stock        2,142,358

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 2000, portions of which document shall be deemed to be incorporated by reference in
Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

     The Company consists of Waxman Industries, Inc. and subsidiaries in which Waxman Industries, Inc. directly or indirectly has a majority voting interest. At June 30, 2000, the Company owned 44.2% of the common stock of Barnett Inc. (the "Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products, and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. The Barnett Form 10-K for the year ended June 30, 2000 is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

                                     PART I
ITEM 1. BUSINESS

GENERAL

     The Company believes it is one of the leading suppliers of specialty plumbing, hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 1,400 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company's consolidated net sales were $81.4 million in fiscal 2000.

     The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WOC Inc. ("WOC"), which was renamed Medal of Pennsylvania Inc. ("Medal") effective July 1, 2000, and TWI, International, Inc. ("TWI"). WOC is comprised of Medal, a supplier of hardware products and, until its sale effective January 1, 1999, U.S. Lock ("U.S. Lock"), a distributor of a full line of security hardware products. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan, and, WAMI Sales Inc., an operation that distributes galvanized, black, brass and chrome pipe nipples and malleable fittings to wholesale trade distributors. TWI also included an operation in Mexico that threads galvanized, black, brass, and chrome pipe until its sale effective March 31, 2000. Consumer Products, WOC and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

     At June 30, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 71,500 active customers throughout the United States. Barnett offers approximately 21,300 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, security hardware installers, liquid propane gas dealers, and locksmiths. In January 1999, the Company completed the sale of U.S. Lock to Barnett. Barnett's net sales for fiscal 2000 were $281.5 million. In fiscal 2000, the Company recognized $6.5 million in equity income from this investment. See Management's Discussion and Analysis "Debt Restructuring Effort" section and Note 14 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett.

     In April 1996, the Company completed an initial public offering of the common stock of Barnett (the "Barnett Common Stock"), reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock, which increased the Company's ownership in Barnett to the current level of 7,186,530 shares. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT" .

CONSUMER PRODUCTS

     Consumer Products markets and distributes approximately 5,500 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products' customers include large national retailers such as Kmart, Wal-Mart and Sears, as well as several large regional D-I-Y retailers. According to rankings of the largest D-I-Y retailers published in National Home Center News, an industry trade publication, Consumer Products' customers include 7 of the 25 largest D-I-Y retailers and four of the top five mass merchandisers in the United States. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products' net sales for fiscal 2000 were $42.1 million, excluding direct import sales.

     In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. In January 1999, Consumer Products entered into a three-year supply agreement with Kmart, which expanded the sales program to include additional product categories. In September 1999, the combined Hechinger / Builders Square operations filed for Chapter 7 liquidation. Those operations accounted for $3.7 million, or 7.8% and 3.8% of Consumer Products' and the Company's revenue, respectively, in fiscal 1999. Due to the loss of this revenue base, Consumer Products reduced its cost structure to be more in line with its revenue base, but was unable to absorb all of the expenses due to this revenue loss. Consumer Products' accounts receivable from Hechinger / Builders Square was $0.3 million at the time of the bankruptcy filing, which has been fully reserved. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

     In furtherance of its continuing efforts to improve Consumer Products' prospects, during fiscal 1997, the Company began to augment certain existing product lines, streamline its packaged plumbing product lines, enhance the appearance and appeal of its existing plumbing product packaging and undertook certain customer retention and development programs. The Company believes the redesign effort has helped and should continue to help in its effort to retain existing business and to diversify its customer base by attracting new business. In order to minimize the financial impact on Consumer Products, the rollout of the package redesign program continued and was completed in fiscal 2000, with a charge of $1.3 million being recorded.

     In fiscal 1999, Consumer Products moved its distribution center from Bedford Heights, Ohio to a more modern and efficient center in Groveport, Ohio, a suburb of Columbus. In the fourth quarter of fiscal 2000, Consumer Products closed its warehouse in Grand Prairie, Texas, and now operates from one national distribution center near Columbus, Ohio. Consumer Products also closed its packaging facility in Tijuana, Mexico. The items previously packaged in Mexico are now packaged at the Company's overseas operations and, to a lesser extent, with domestic packagers. The closure of these facilities resulted in a charge of $0.6 million, but Consumer products expects to benefit from significant cost savings as a result of this consolidation.

     In the past several years, certain retailers have begun to develop direct import programs to improve their profitability. Those retailers generally select certain product categories and import full containers of such products to their domestic distribution centers. Consumer Products has responded to this trend by working with the Company's foreign sourcing operations to provide the products, while Consumer Products provides certain value added services, such as account management, selling and marketing support and customer service. Due to the sharing of responsibilities in servicing the domestic retail accounts, profits are shared by Consumer Products and the foreign operation. The direct shipment arrangement generally results in lower gross profit margins for the Company, but also lower selling, general and administrative costs.

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

     Consumer Products' service representatives visit stores regularly to take reorders and recommend program improvements. These representatives also provide reports to Consumer Products, enabling it to stay abreast of changing consumer demand and identify developing trends. In order to support its customers' "just-in-time" requirements, Consumer Products has sophisticated EDI capabilities, enabling customers to reduce inventory levels and increase return on investment. During fiscal 1998, Consumer Products completed the modifications of all of its information systems to be Year 2000 compliant.

PRODUCTS

     The following is a discussion of Consumer Products' principal product groups:

     Plumbing Products. Consumer Products' plumbing repair products include toilet repair, sink and faucet repair, water supply repair, drain repair, shower and bath repair, hose and pipe repair, and connection repair. Consumer Products also offers proprietary lines of faucets under the trade name Premier(R), a line of shower and bath accessories under the proprietary trade name Spray Sensations(R), as well as a newly designed all-in-one sink sprayer under the name Soap 'n Spray(TM). Consumer Products' product line also includes a full line of valves and fittings, rubber products and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R) and PlumbKing(R). In addition, Consumer Products offers certain of its customers the option of private label programs.

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

OTHER DOMESTIC OPERATIONS

  MEDAL

     WOC name was changed to Medal of Pennsylvania Inc. ("Medal") effective July 1, 2000, to reflect the remaining operation in this former group of divisions. Medal is a supplier of hardware and plumbing products to approximately 600 independent retailers. The former WOC operations included U.S. Lock, a full line supplier of security hardware products, until its January 1, 1999 sale, and the operations of LeRan Gas Products division ("LeRan"), a supplier of copper tubing, brass fittings and other related products, which was sold to Barnett on July 1, 1997. Medal's net sales amounted to $4.7 million in fiscal 2000.

     Medal, which was acquired by the Company in 1980, is a regional distributor of hardware and plumbing products to independent hardware stores and small independent retailers. Medal distributes its products primarily through outside sales representatives and through a catalog and monthly circulars. The operations for Medal are located in Sharon, Pennsylvania, serving customers within a 250 mile radius. At June 30, 2000, Medal marketed approximately 11,800 products to its 600 customers. The continued expansion of certain national, multi-category retailers has continued to impact the smaller, independent retail operations served by Medal. Medal is working closely with its outside sales representatives and the smaller independent and regional retailers to adjust to the expansion of the large national retailers.

  WAMI SALES

     WAMI Sales Inc. ("WAMI Sales") was started by the Company in July 1997, to distribute pipe nipples that were manufactured in Tijuana, Mexico by Western American Manufacturing, an operation that was sold effective March 31, 2000. WAMI Sales distributes pipe nipples, fittings and other products to industrial supply and wholesale operations throughout the United States, and to a lesser extent, Canada. It distributes approximately 1,500 products to approximately 600 customers through its own sales force and through outside sales representative organizations. As a result of the sale of Western American Manufacturing, this operation will begin reporting as a wholly-owned operation of Waxman USA Inc, a wholly-owned, direct subsidiary of the Company effective July 1, 2000. WAMI Sales has developed relationships with foreign suppliers, including producers from Asia and with the acquirer of Western American Manufacturing, to supply the products it distributes.

FOREIGN OPERATIONS

     Through TWI, the Company conducts its foreign operations in China and Taiwan, which support Consumer Products, Medal and Barnett. Over the past several years, certain retailers have begun to source a portion of their product requirements through direct import programs. TWI and Consumer Products have responded by participating with some retailers in direct import programs, with the added benefit of domestic account management. For the years ended June 30, 2000 and 1999, products purchased from the foreign operations accounted for approximately 16.8% and 19.6%, respectively, of the total product purchases made by the Company. For fiscal 2000, the operations owned by TWI had net sales of $40.2 million, of which $18.8 million were to Barnett and $10.2 million were intercompany transactions, which are eliminated in consolidation. Although a significant portion of the Company's non-retail sales are to Barnett, the Company has made significant progress in recent years in its effort to develop the non-retail customer base served by its foreign operations. Effective March 31, 2000, the Company sold nearly all of the assets and certain liabilities of Western American Manufacturing Inc., a company that manufactured galvanized, black, brass, and chrome pipe nipples in Tijuana, Mexico. In June 2000, the Company closed one of its facilities in China that manufactured faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for two months of costs to close the facility. The Company will continue to distribute faucets that have been assembled by the Company, with components being manufactured by outside suppliers.

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

     The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups.

                                                              2000    1999    1998
                                                              ----    ----    ----
  Plumbing..................................................   79%     68%     63%
  Electrical................................................    0%      1%      1%
  Hardware..................................................   21%     31%     36%
                                                              ---     ---     ---
  Total net sales...........................................  100%    100%    100%
                                                              ===     ===     ===

IMPORT RESTRICTIONS AND CUSTOMS ISSUES

     Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from China and Taiwan. During a portion of fiscal 2000, the Company also imported United States goods assembled in Mexico under the preferential import regulations commonly known as "9802", formerly item "807". The "9802" arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to re-import the goods without quota restriction and to pay a duty only on the value added in the offshore factory.

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

     The above arrangements, both "9802" and quota restrictions, were superseded by more favorable regulations with respect to Mexico under the North American Free Trade Agreement ("NAFTA") and may be limited by revision or canceled at any time by the United States government. As a result of the passage of NAFTA, importation from Mexico is more competitive relative to importation from other exporting countries. The Company does not believe that its relative competitive position is adversely affected by NAFTA. As indicated above, many of the Company's imported goods are of Chinese origin, which was granted most favored nations status in the spring of 2000. There is no guarantee this will continue to be the case in the future.

EQUITY INVESTMENT -- BARNETT AFFILIATE

     Barnett is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to approximately 71,500 active customers throughout the United States. Barnett offers and promotes approximately 21,300 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. Barnett markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, liquid propane gas dealers and locksmiths. Barnett's staff of over 140 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, Barnett has established a network of 43 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of Barnett's orders are shipped directly to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of Barnett's local distribution centers. Barnett's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and the offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers, including TWI.

     Barnett was a wholly-owned subsidiary of the Company until the completion of an initial public offering in April 1996 (the "Barnett Initial Public Offering"). In such offering, 7,207,200 shares, representing approximately 55.1% of the Barnett Common Stock, were sold in the aggregate by Barnett and the Company at an initial public offering price per share of $14.00, resulting in aggregate net proceeds of $92.6 million. In April 1997, a secondary offering of 1,300,000 shares of Barnett Common Stock (the "Barnett Secondary Offering", and together with the Barnett Initial Public Offering, the "Barnett Public Offerings") was completed and the Company converted its remaining convertible non-voting preferred stock of Barnett to Barnett Common Stock. The Company received a per share price of $17.50, before the underwriters' discount, resulting in $21.6 million of net proceeds. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock. In January 1999, the Company sold substantially all of the assets and certain liabilities of U.S. Lock, a division of WOC, to Barnett. At June 30, 2000, the Company owned 44.2% of the outstanding shares of Barnett Common Stock. The Barnett Common Stock trades on the Nasdaq National Market under the symbol "BNTT". See Management's Discussion and Analysis "Debt Restructuring Effort" section and Note 14 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett.

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

EMPLOYEES

     As of June 30, 2000, the Company employed 543 persons, 135 of whom were clerical and administrative personnel, 54 of whom were sales and service representatives and 354 of whom were either production or warehouse personnel. Eleven of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees, including those represented by collective bargaining units, to be satisfactory.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     The following table sets forth, as of June 30, 2000, certain information with respect to the Company's principal physical properties:

                                                                                         LEASE
                                   APPROXIMATE                                         EXPIRATION
            LOCATION               SQUARE FEET                 PURPOSE                    DATE
            --------               -----------                 -------                 ----------
24460 Aurora Road
  Bedford Hts., OH...............     21,000      Corporate Office                      Owned
24455 Aurora Road
  Bedford Hts., OH (1)...........     26,000      Consumer Products                     6/30/02
                                                  Corporate Office
5920 Green Pointe Dr.
  Groveport, OH..................    114,000      Consumer Products                     11/1/08
                                                  Office and Distribution Center
330 Vine Street
  Sharon, PA.....................     80,000      Medal                                 2/28/01
                                                  Office and Distribution Center
No. 10, 7th Road
  Industrial Park
  Taichung, Taiwan
  Republic of China..............     55,000      TWI                                   Owned
                                                  Office, Packaging and
                                                  Distribution Center
Dan Keng Village
  Fu Ming County
  Shenzhen, P.R. China...........     45,000      CWI                                   Owned
                                                  Office, Packaging, Manufacturing
                                                  and Distribution Center
9430 Cabot Drive
  San Diego, California..........     13,000      WAMI Sales                            1/31/02
                                                  Office and Distribution Center

---------------

(1) Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of this property. In November 1998, Consumer Products completed the move of its warehouse to Groveport, Ohio, but continues to lease 9,000 square feet of office space and 17,000 square feet of warehouse space in Bedford Hts., Ohio. The remaining 97,000 square feet of warehouse space in this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. Rent expense under this lease was $326,716 in fiscal 2000, $326,716 in fiscal 1999 and $314,150 in fiscal 1998. The Company received rental income from Handl-it, Inc. for subleasing the warehouse in Bedford Hts., Ohio of $290,970 in fiscal 2000 and $95,324 in fiscal 1999 for a portion of the year.

     Handl-it Inc., a corporation owned by John S. Peters, a director of and consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, provides Consumer Products and WAMI Sales with certain outside warehousing services under month-to-month rental arrangements from time to time. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. Rent expense under these lease arrangements was $10,000 and $30,000 for fiscal 1999 and 1998, respectively. Consumer Products Group also paid Handl-it Inc. approximately $40,000 and $55,000 for the cost of transportation of products in fiscal 2000 and 1999, respectively. Effective July 1, 1999, WAMI Sales replaced an internally operated warehouse facility in Cleveland, Ohio with an arrangement with Handl-it Inc. to provide all warehousing, labor and shipping functions for a fee equal to a percentage of monthly sales plus other direct costs from this operation. The charge amounted to $74,000 in fiscal 2000.

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

     Mr. Melvin Waxman, age 66, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Initial Public Offering in April 1996, Mr. Waxman became Chairman of the Board of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been a Chief Executive Officer of the Company for over 20 years and has been a director of the Company since 1962. Mr. Waxman has been Chairman of the Board of the Company since August 1976. Mr. Waxman is the Chairman of the Board of Barnett. Melvin Waxman and Armond Waxman are brothers.

     Mr. Armond Waxman, age 61, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Initial Public Offering in April 1996, Mr. Waxman became President of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been the President and Treasurer of the Company since August 1976. Mr. Waxman has been a director of the Company since 1962 and was Chief Operating Officer of the Company from August 1976 to May 1988. Mr. Waxman is the Vice Chairman of the Board of Barnett. Armond Waxman and Melvin Waxman are brothers.

     Mr. Laurence Waxman, age 43, has been Senior Vice President of the Company since November 1993 and is also President of Consumer Products, a position he has held since 1988. Mr. Waxman joined the Company in 1981. Mr. Waxman has been a director of the Company since July 1996. Mr. Laurence Waxman is the son of Melvin Waxman.

     Mr. Mark Wester, age 45, a certified public accountant, joined the Company in October 1996 as Corporate Controller and in January 1997 became the Vice President-Finance. Upon completion of the Barnett Secondary Offering in April 1997, Mr. Wester became the Chief Financial Officer of the Company. Mr. Wester provided consulting services to the Company from May 1996 through September 1996. From March 1992 to April 1996, Mr. Wester was a limited partner with a privately owned telecommunications company, Capital Communications Cooperative and the Chief Financial Officer of Progressive Communications Technologies. From 1978 to 1992, Mr. Wester was employed by The Fairchild Corporation (formerly, Banner Industries, Inc.), where he held several positions during his tenure, including Vice President and Corporate Controller.

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

     The following table sets forth the high and low closing quotations as reported by the OTCBB and NYSE for fiscal 2000 and 1999.

                                      2000              1999
                                 --------------    --------------
                                 HIGH      LOW     HIGH      LOW
                                 -----    -----    -----    -----
First Quarter..................  $0.88    $0.28    $3.63    $1.06
Second Quarter.................   0.72     0.37     1.81     0.69
Third Quarter..................   0.48     0.35     1.25     0.25
Fourth Quarter.................   0.38     0.23     0.50     0.31

HOLDERS OF RECORD

     As of August 21, 2000, there were 634 holders of record of the Company's Common Stock and 116 holders of record of the Company's Class B Common Stock.

DIVIDENDS

     The Company declared no dividends in fiscal 2000 or 1999. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                             FISCAL YEARS ENDED JUNE 30,
                                               --------------------------------------------------------
                                               2000(8)     1999(9)       1998        1997      1996(10)
                                               --------    --------    --------    --------    --------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales....................................  $ 81,360    $ 99,116    $105,662    $119,006    $235,067
Cost of sales (1)............................    59,259      69,264      69,429      84,574     160,556
                                               --------    --------    --------    --------    --------
Gross profit.................................    22,101      29,852      36,233      34,432      74,511
Selling, general and administrative
  expenses...................................    27,094      31,635      30,290      34,996      70,628
Restructuring, impairment and procurement
  charges (1)................................    10,370       4,515          24       1,522      19,507
                                               --------    --------    --------    --------    --------
Operating income (loss)......................   (15,363)     (6,298)      5,919      (2,086)    (15,624)
Gain on sale of Barnett stock, net (2).......        --          --          --      16,693      65,917
Gain on sale of U.S. Lock, net (3)...........        --      10,298          --          --          --
Loss on sale of WAMI, net (1)(4).............    (2,024)         --          --          --          --
Equity earnings of Barnett...................     6,511       6,744       6,341       5,843          --
Amortization of deferred U.S. Lock gain......       202          --          --          --          --
Interest expense, net........................    18,201      17,192      16,031      16,477      24,264
                                               --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes, minority interest,
  discontinued operation, extraordinary loss
  and cumulative effect of change in
  accounting.................................   (28,875)     (6,448)     (3,771)      3,973      26,029
Provision (benefit) for income taxes.........       (27)      1,029         537         401       2,395
                                               --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before minority interest, discontinued
  operation, extraordinary loss and
  cumulative effect of change in
  accounting.................................   (28,848)     (7,477)     (4,308)      3,572      23,634
Minority interest in consolidated
  affiliate..................................        --          --          --          --         975
Discontinued operation: (5)
  Reversal of loss on disposal...............        --          --          --          --      11,000
                                               --------    --------    --------    --------    --------
Income (loss) before extraordinary loss and
  cumulative effect of change in
  accounting.................................   (28,848)     (7,477)     (4,308)      3,572      33,659
Extraordinary loss (6).......................        --          --         192          --       6,251
Cumulative effect of change in accounting
  (7)........................................        --          --          --          --       8,213
                                               --------    --------    --------    --------    --------
Net income (loss)............................  $(28,848)   $ (7,477)   $ (4,500)   $  3,572    $ 19,195
                                               ========    ========    ========    ========    ========
Average number of shares outstanding.........    12,066      12,057      12,026      11,919      11,759
                                               ========    ========    ========    ========    ========
Basic earnings (loss) per share:
  From continuing operations before minority
    interest, Discontinued operations,
    extraordinary loss and cumulative effect
    of change in accounting..................  $  (2.39)   $   (.62)   $   (.35)   $    .30    $   2.01
  Minority interest in consolidated
    affiliate................................        --          --          --          --        (.08)
Discontinued operations:
  Reversal of loss on disposal...............        --          --          --          --         .93
Extraordinary loss...........................        --          --        (.02)         --        (.53)
Cumulative effect of change in accounting....        --          --          --          --        (.70)
                                               --------    --------    --------    --------    --------
Net income (loss) per share..................  $  (2.39)   $   (.62)   $   (.37)   $    .30    $   1.63
                                               ========    ========    ========    ========    ========

                                                             FISCAL YEARS ENDED JUNE 30,
                                               --------------------------------------------------------
                                               2000(8)     1999(9)       1998        1997      1996(10)
                                               --------    --------    --------    --------    --------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Diluted earnings (loss) per share:
  From continuing operations before minority
    Interest, discontinued operations,
    extraordinary loss and cumulative effect
    of change in accounting..................  $  (2.39)   $   (.62)   $   (.35)   $    .26    $   1.74
  Minority interest in consolidated
    affiliate................................        --          --          --          --        (.07)
Discontinued operations:
  Reversal of loss on disposal...............        --          --          --          --         .81
Extraordinary loss...........................        --          --        (.02)         --        (.46)
Cumulative effect of change in accounting....        --          --          --          --        (.61)
                                               --------    --------    --------    --------    --------
Net income (loss) per share..................  $  (2.39)   $   (.62)   $   (.37)   $    .26    $   1.41
                                               ========    ========    ========    ========    ========
Cash dividends per share:
  Common stock...............................  $     --    $     --    $     --    $     --    $     --
  Class B common stock.......................  $     --    $     --    $     --    $     --    $     --
BALANCE SHEET DATA:
Working capital..............................  $ (4,782)   $ 21,945    $ 15,776    $ 31,093    $ 51,460
Total assets.................................    94,246     100,210     105,743     107,232     142,637
Total long-term debt.........................   128,453     128,480     118,314     120,994     113,080
Stockholders' equity (deficit)...............   (80,543)    (52,086)    (44,744)    (39,506)    (43,254)

---------------

 (1) In the fiscal 2000 second quarter, the Company recorded a $1.3 million restructuring charge related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. In the fiscal 2000 fourth quarter, the Company recorded a $0.6 million restructuring charge related to (i) the closure of its Grand Prairie, Texas distribution center, which was consolidated into Consumer Products' distribution center near Columbus, Ohio, and (ii) the closure of a packaging operation in Tijuana, Mexico that was transferred to the Company's operations in Taiwan and China. In the fiscal 2000 fourth quarter, Consumer Products also wrote off $1.7 million in packaging material and other inventory associated with these closings, which are recorded in cost of sales. The Company incurred a business procurement charge of $150,000 in the first quarter and $500,000 in the third quarter of fiscal 2000. In the fourth quarter of fiscal 2000, the Company also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. Also included is a $1.2 million charge from the closure of Premier Faucet Corporation in June 2000. In addition, the closure of the faucet operation resulted in a reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. In fiscal 1999, the Company recorded a $2.1 million restructuring charge associated with the move of one of Consumer Products' warehouses and a business procurement charge of $2.5 million. In the first quarter of fiscal 1998, the Company recorded an estimated restructuring charge of $133,000 for warehouse closure costs and other expenses associated with the sale of LeRan Gas Products. In the fourth quarter of fiscal 1998, the estimated loss was adjusted to the actual loss of $24,000. In the fourth quarter of fiscal 1997, the Company sold Madison Equipment Company and recorded a loss on sale of $0.7 million. In fiscal 1997, Consumer Products also recorded a business procurement charge of $0.8 million. During fiscal 1996, the Company recorded a $19.5 million restructuring and asset impairment loss, which included a $7.4 million restructuring charge primarily attributable to strategic initiatives at Consumer Products and a $12.1 million asset impairment charge primarily attributable to U.S. Lock in accordance with SFAS 121. See Note 1 to the Consolidated Financial Statements for further discussion of the fiscal 1999 and 1997 business procurement charges and Note 4 for further discussion of the fiscal 1998 and 1997 charges.

 (2) Reflects the gains on the Barnett Public Offerings as further described in
     Note 2 to the Consolidated Financial Statements.

 (3) Reflects the gain on the sale of U.S. Lock as further described in Note 4 to the Consolidated Financial Statements.

 (4) Reflects the $2.0 million loss on the March 31, 2000 sale of significantly all of the assets and certain liabilities of Western American Manufacturing Inc.

 (5) Fiscal 1996 amount represents the reversal of the fiscal 1995 estimated loss on the disposal of Consumer Products.

 (6) Represents the write-off of deferred financing costs resulting from the repayment and refinancing of debt in fiscal 1998 and 1996, as further described in Notes 2 and 5 to the Consolidated Financial Statements.

 (7) See Note 1 to the Consolidated Financial Statements for a discussion of procurement charges. Effective July 1, 1995, the Company changed its method of accounting for procurement costs to its current method as described in

     Note 1 to the Consolidated Financial Statements, resulting in the cumulative effect of a change in accounting for procurement costs of $8.2 million, before tax benefit, in fiscal 1996.

 (8) The results of Western American Manufacturing Inc. were consolidated by the Company until its sale, which was effective March 31, 2000. As a result of the sale, fiscal 2000 only includes nine months of WAMI's results while the previous fiscal years include results for twelve months. See Note 4 to the Consolidated Financial Statements for further discussion of the sale of WAMI.

 (9) The results of U.S. Lock were consolidated by the Company until its sale, which was effective January 1, 1999. As a result of the sale, fiscal 1999 only includes six months of U.S. Lock's results while the previous fiscal years include results for twelve months. See Note 4 to the Consolidated Financial Statements for further discussion of the sale of U.S. Lock.

(10) The results of Barnett were consolidated by the Company until the Barnett Secondary Offering in 1997. As a result of the Barnett Secondary Offering, fiscal years subsequent to fiscal 1996 do not consolidate the results of Barnett.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company operates in two business segments -- the distribution of specialty plumbing and hardware products to retailers and the distribution of plumbing products to non-retail businesses. Distribution of plumbing and hardware products to retailers is conducted through domestic operations, as well as through direct import programs from the foreign sourcing, manufacturing and packaging operations. In fiscal 2000, approximately 25.5% and 52.0% of the Company's foreign operations' sales were to the Company's domestic wholly-owned operations and Barnett, respectively, which are considered non-retail sales. Intercompany sales are eliminated in consolidation.

DEBT RESTRUCTURING EFFORT

     Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. Excluding certain of its interest payments, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements. However, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without the monetization of the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

     On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc. entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company. On July 10, 2000, the Company announced that it has reached agreements with the Committee, among others, for the monetization of its ownership of Barnett Inc. common stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote in favor of the acquisition of Barnett Inc. by Wilmar Industries Inc. for $13.15 per share (the "Barnett Merger"). The completion of the acquisition is subject to the successful financing by Wilmar of the Barnett stock purchase.

     The key provisions of Waxman's comprehensive financial restructuring plan include:

          - On July 10, 2000, Barnett agreed to a merger with Wilmar Industries, Inc. at a cash price of $13.15 per share, which is expected to be completed around September 30, 2000.

          - The Company has agreed to vote in favor of the merger and sell in the Barnett Merger, all of the 7,186,530 shares of Barnett common stock owned by Waxman USA Inc., a direct, wholly-owned subsidiary of the Company, less any shares sold to Barnett as noted below.

          - The Company would apply the proceeds of any sale of the Barnett Common Stock owned by Waxman USA in the following order:

             - approximately $1.35 million for state and federal taxes
               associated with the sale of the Barnett shares

             - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest paid to the Senior Note holders on March 1, 2000, and $2 million in other costs associated with the financial restructuring transaction

             - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes, and

             - the remaining net proceeds to a dedicated account to be used for the full satisfaction of the Deferred Coupon Notes, including accrued interest

     Following the anticipated sale of the Company's interest in Barnett, the Company and the Committee will file a jointly sponsored, prepackaged plan of reorganization with the United States Bankruptcy Court (the "Joint Plan") to effectuate the terms of the Debt Reduction Agreement. Under the Joint Plan, the holders of the Deferred Coupon Notes will be the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions will be included in the filing and they will continue to pay their trade creditors, employees and other liabilities under normal conditions.

     The Company, with the consent of the Ad Hoc Committee, has not paid its Deferred Coupon Note interest payment of $6.0 million that was due on June 1, 2000. This interest payment will be paid with a portion of the proceeds received from the Barnett Merger. The Ad Hoc Committee has provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. In the event the Barnett Merger is not completed by September 1, 2000, the date the interest payment is due on the Senior Notes, the Company has agreed to sell shares representing $2 million in value to Barnett to allow the Company to make the payment due at such time.

     Based on discussions with the Company's current working capital lender, Congress Financial Corporation, the Company believes that debtor in possession financing will not be necessary, and Congress will continue to provide financing during and after the financial reorganization. In the event the financial reorganization is not consummated, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital requirements. However, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

     In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company.

     The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in a stronger company. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock, the discount on the redemption of the Deferred Coupon Notes, net of the write off of the unamortized debt issuance costs, the realization for accounting purposes of the deferred gain on the sale of U.S. Lock, and the utilization of the Company's net operating loss carryforwards. Furthermore, the elimination of the indebtedness from the Senior Notes and Deferred Coupon Notes will reduce the Company's annual interest expense by approximately $16 million.

     Although the Company has entered into the Debt Reduction Agreement, and has an agreement that would monetize its investment in Barnett, there can be no certainty that the above transactions will be completed. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered. (See Report of Independent Public Accountants and Footnote 14.)

HISTORICAL OVERVIEW

     A historic overview of some of the Company's other recent strategic and restructuring developments are summarized below.

     The Company owns 7,186,530 shares, or 44.2%, of the Barnett Common Stock at June 30, 2000, which are accounted for under the equity method of accounting. In April 1996, the Company completed the Barnett Initial Public Offering, receiving net proceeds of $92.6 million, after the underwriters' discount, and recorded a $65.9 million pre-tax gain. In April 1997, the Company completed the Barnett Secondary Offering, receiving net proceeds of $21.6 million, after the underwriters' discount, and recorded a $16.7 million pre-tax gain. In April 1997, the Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, the Company received 24,730 shares of Barnett as a result of the sale of the gas products business of LeRan Gas Products to Barnett (see Note 4). In January 1999, the Company completed the sale of U.S. Lock to Barnett (see Note 4).

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

     In the first quarter of fiscal 1999, Consumer Products recorded a restructuring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge are severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. In the third and fourth quarters of fiscal 1999, Consumer Products recorded additional charges of $0.45 million and $0.27 million, respectively, for additional costs involved in the relocation of the Bedford Heights warehouse, the recruiting and training of personnel at the Groveport warehouse and the future shortfall on subleasing the warehouse in Bedford Heights. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and help it remain competitive through annual cost savings.

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

     In December 1999, the Company agreed to a process with the Committee, that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company. On July 10, 2000, the Company announced that it has reached agreements with the Committee, among others, for the monetization of its ownership of Barnett Inc. common stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote in favor of the acquisition of Barnett Inc. by Wilmar Industries Inc. for $13.15 per share. (See "Debt Restructuring Effort".)

     Effective March 31, 2000, the Company sold nearly all of the assets and certain liabilities of Western American Manufacturing Inc., a company that manufactured galvanized, black, brass, and chrome pipe nipples in Tijuana, Mexico, for $1.8 million in cash.

     In the fourth quarter of fiscal 2000, Consumer Products consolidated certain operations to improve its efficiencies, including the closure of Consumer Product's Grand Prairie distribution center and packaging operations in Tijuana, Mexico. Distribution operations for Consumer Products will be conducted from a national distribution center near Columbus, Ohio, while the packaging operations will be conducted at the Company's operations in China and Taiwan.

     In June 2000, the Company closed its Premier Faucet Corporation facility in China that manufactured faucets and faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for costs to close the facility. The closure of this operation also resulted in an additional loss in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. The Company will continue to distribute faucets that have been assembled by the Company, with components manufactured by outside suppliers.

RESULTS OF OPERATIONS

     The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of net sales:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   72.8%     69.9%     65.7%
Gross profit................................................   27.2%     30.1%     34.3%
Selling, general and administrative Expenses................   33.3%     31.9%     28.7%
Restructuring, impairment and procurement charges...........   12.8%      4.6%       --
Operating income (loss).....................................  (18.9%)    (6.4%)     5.6%
Gain on sale of U.S. Lock, net..............................     --      10.4%       --
Loss on sale of WAMI, net...................................    2.5%       --        --
Equity earnings of Barnett..................................    8.0%      6.8%      6.0%
Amortization of deferred U.S. Lock gain.....................    0.3%       --        --
Interest expense, net.......................................   22.4%     17.3%     15.2%
Loss before income taxes and extraordinary loss.............  (35.5%)    (6.5%)    (3.6%)
Provision (benefit) for income taxes........................    0.0%      1.0%      0.5%
Loss before extraordinary loss..............................  (35.5%)    (7.5%)    (4.1%)
Extraordinary loss..........................................     --        --      (0.2%)
Net loss....................................................  (35.5%)    (7.5%)    (4.3%)

YEAR ENDED JUNE 30, 2000 VS. YEAR ENDED JUNE 30, 1999

  NET SALES

     Net sales of the Company's comparable continuing businesses for fiscal 2000 amounted to $77.8 million as compared to $81.9 million for fiscal 1999, a decrease of $4.1 million. The loss of the Hechinger / Builders Square business accounted for $3.4 million of the decrease in comparable net sales. Excluded from those results are net sales of U.S. Lock, which was sold effective January 1, 1999, WAMI Manufacturing Inc., which was sold effective March 31, 2000 and Premier Faucet Corporation, which was closed in June 2000. Reported net sales of the Company's wholly-owned operations, including those operations sold, totaled $81.4 million for fiscal 2000, as compared to $99.1 million for the same period in the prior fiscal year.

  GROSS PROFIT

     The gross profit for the comparable continuing businesses for fiscal 2000 decreased to $22.4 million, as compared to $25.4 million for fiscal 1999. Including results from U.S. Lock and WAMI while they were owned by the Company, the gross profit amounted to $22.1 million and $29.9 million for fiscal 2000 and 1999, respectively. Gross profit for fiscal 2000 was lower due to a $1.7 million fourth quarter charge in cost of sales at Consumer Products to write-off packaging material and other inventory associated with the move of its packaging facility to Asia, and the consolidation of its Grand Prairie, Texas facility into its National Distribution Center in Groveport, Ohio. In addition, the June 2000 closure of Premier Faucet Corporation resulted in a reduction in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. For fiscal 2000, the gross profit margin for the continuing businesses decreased to 28.8% from 31.0% for fiscal 1999, principally due to the adjustments mentioned above.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses, excluding U.S. Lock, WAMI and Premier Faucet, amounted to $25.7 million and $27.0 million for fiscal 2000 and 1999, respectively. Including the operations while they were operated as part of the Company, SG&A expenses amounted to $27.1 million for fiscal 2000 and $31.6 million for fiscal 1999. As a percentage of net sales, SG&A expenses for the continuing businesses increased from 33.0% in fiscal 1999 to 33.1% in fiscal 2000, primarily due to the decrease in net sales and the relatively fixed nature of certain SG&A expenses and the decrease in sales of the continuing businesses.

  RESTRUCTURING, IMPAIRMENT AND PROCUREMENT CHARGES

     Consumer Products recorded restructuring, impairment and procurement charges for fiscal 2000 of $10.4 million, including procurement costs of $0.65 million related to customer agreements to purchase product for a period of time, $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name, $0.6 million for the completion of its plan to create a National Distribution Center and consolidate its Grand Prarie, Texas warehouse into the Groveport, Ohio facility and the move of the packaging operations from Tijuana, Mexico to the Company's operations in China, which should reduce certain packaging costs. In the fourth quarter of fiscal 2000, Consumer Products also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. In addition, in June 2000 the Company closed its Premier Faucet Corporation facility in China that manufactured faucets and faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for costs to close the facility. The closure of this operation also resulted in an additional loss in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. The Company will continue to distribute faucets that have been assembled by the Company, with components manufactured by outside suppliers.

     In the fiscal 1999 first quarter, Consumer Products recorded a restructuring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. In the third and fourth quarters of fiscal 1999, Consumer Products recorded additional restructuring charges of $0.45 million and $0.27 million, respectively, for additional costs involved in the relocation of the Bedford Heights warehouse, the recruiting and training of personnel at the Groveport warehouse and the future shortfall on subleasing the warehouse in Bedford Heights. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through annual cost savings.

     In addition to the restructuring charge for the relocation of the warehouse, the Company's operations also recorded a business procurement charge of $2.5 million in fiscal 1999.

  EQUITY EARNINGS OF BARNETT

     The Company recorded equity earnings from its 44.2% ownership interest in Barnett of $6.5 million for fiscal 2000, as compared to $6.7 million in fiscal 1999. See "Debt Restructuring Effort" section and Note 14 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett.

  (LOSS) GAIN ON SALES OPERATIONS AND AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

     In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of WAMI to Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash. The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, which included a write-off of approximately $1.0 million of goodwill.

     Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.2% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, and will fully recognize the remaining balance upon the sale of its ownership interest in Barnett. In fiscal 2000, the Company recognized $202,000 of this deferred gain.

  INTEREST EXPENSE

     Interest expense for fiscal 2000 totaled $18.2 million, an increase of $1.0 million from the $17.2 million in fiscal 1999. The increase is primarily due to an increase in borrowings under the Company's bank credit agreement, an increase in the borrowing rate on that facility during the fiscal year and an increase in the interest on the Deferred Coupon Notes. Average borrowings for fiscal 2000 amounted to $140.8 million, with a weighted average interest rate of 12.3%, as compared to $141.3 million for fiscal 1999, with a weighted average interest rate of 11.6%. The average borrowings are slightly lower due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate increased due to the increased proportion of debt with a higher interest rate and due to increases in the federal fund rates that influence the rate charged by lending institutions for working capital loans.

  PROVISION (BENEFIT) FOR INCOME TAXES

     In fiscal 2000, the Company recognized a state tax benefit due to a refund from a prior year payment, which offset various state and foreign taxes and resulted in a net tax benefit of $27,000. The provisions for income taxes amounted to $1.0 million for fiscal 1999. The Company's tax provision for fiscal 1999 represents the provision for the alternative minimum tax due on the U.S. Lock Sale and for various state and foreign taxes. The difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and non-deductible goodwill amortization.

  NET LOSS

     The Company's fiscal 2000 net loss amounted to $28.8 million, or $2.39 per basic and diluted share, as compared to the net loss of $7.5 million, or $0.62 per basic and diluted share, in fiscal 1999. The fiscal 2000 results were affected by $10.4 million of restructuring, impairment and procurement charges, $1.7 million in costs for the consolidation of the KF(R) packaged plumbing line and $2.0 million from the sale of WAMI.

     The fiscal 1999 results included a non-recurring charge of $2.1 million for the relocation of the Consumer Products' warehouse from Bedford Hts., Ohio to Groveport, Ohio, a $2.45 million charge for business procurement costs and the $10.2 million gain on the sale of U.S. Lock.

YEAR ENDED JUNE 30, 1999 VS. YEAR ENDED JUNE 30, 1998

  NET SALES

     Net sales of the Company's wholly-owned operations for fiscal 1999 totaled $99.1 million, a decrease of $6.6 million from the $105.7 million for the comparable period in fiscal 1998. Excluding U.S. Lock, which was sold effective January 1, 1999, net sales for fiscal 1999 amounted to $85.8 million, an increase of $2.9 million, or 3.4 percent, over the $82.9 million for the comparable period last year. Due to the sale of U.S. Lock effective January 1, 1999, the fiscal 1999 results include only six months of U.S. Lock's net sales, or $13.4 million, as compared to $22.8 million for fiscal 1998. Net sales to retailers amounted to $58.0 million for the twelve months ended June 30, 2000, a decrease of $3.9 million as compared to the same period last year. Sales to Hechinger / Builders Square decreased by $8.0 million to $3.7 million in fiscal 1999, as compared to $11.7 million in the same period last year, offsetting the increase in sales to other retailers. As previously disclosed by the Company, as a part of Hechinger / Builders Square consolidating their operations and supplier relationships, Consumer Products would retain only the bulk plumbing business beginning in January 1999. In June 1999, Hechinger / Builders Square filed for Chapter 11 bankruptcy protection, and for Chapter 7 liquidation in September 1999. During the fiscal 1999 third quarter, the Company entered into a three-year agreement with Kmart, which the Company anticipates will result in additional annual net sales of $4.0 to $5.0 million. A portion of these sales, which include showerheads, faucets, floor care, and packaged plumbing, will be shipped under the direct import program from the Company's Asian operations. The direct import sales result in a lower gross margin but also have lower selling, general and administrative ("SG&A") expenses.

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

  GROSS PROFIT

     The gross profit margin for fiscal 1999 decreased to 30.1% from 34.3% for fiscal 1998. The reduction in the gross profit margin is attributable to a higher proportion of sales from the lower gross margin direct import sales program and competitive pricing pressures at the Mexican pipe nipple operation. Gross profit decreased to $29.9 million for fiscal 1999, as compared to $36.2 million for fiscal 1998. Excluding U.S. Lock for both periods, the gross profit for fiscal 1999 would have been $25.5 million, as compared to $28.6 million in the same period last year. The decrease in gross profit dollars is attributable to the reduction in sales to Hechinger / Builders Square, competitive pricing issues associated with the Mexican pipe nipple operation and the sales increase for the lower margin direct import program.

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

  RESTRUCTURING AND PROCUREMENT CHARGES

     In the fiscal 1999 first quarter, Consumer Products recorded a restructuring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. In the third and fourth quarters of fiscal 1999, Consumer Products recorded additional restructuring charges of $0.45 million and $0.27 million, respectively, for additional costs involved in the relocation of the Bedford Heights warehouse, the recruiting and training of personnel at the Groveport warehouse and the future shortfall on subleasing the warehouse in Bedford Heights. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through annual cost savings.

     In addition to the restructuring charge for the relocation of the warehouse, the Company's operations also recorded a business procurement charge of $2.5 million in fiscal 1999.

  GAIN ON SALE OF U.S. LOCK

     Effective January 1, 1999, the Company sold U.S. Lock, to Barnett, for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In the fiscal 1999 fourth quarter, the Company recognized $0.1 million of this deferred gain, which is included in the gain on sale of U.S. Lock in the accompanying consolidated statements of operations. See "Debt Restructuring Effort".

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

LIQUIDITY AND CAPITAL RESOURCES

     Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and by improving the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. These efforts recently resulted in the Company reaching an agreement with an ad hoc committee representing the holders of approximately 87% of its Deferred Coupon Notes and approximately 65% of its Senior Notes. See Note 14 and "Management's Discussion and Analysis -- Debt Restructuring Effort" in this Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett as part of a comprehensive financial reorganization.

     The Company, with the consent of the Ad Hoc Committee, has not paid its Deferred Coupon Note interest payment of $6.0 million that was due on June 1, 2000. This interest payment will be paid with a portion of the proceeds received from the Barnett Merger. The Ad Hoc Committee has provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. In the event the Barnett Merger is not completed by September 1, 2000, the Company has agreed to sell shares representing $2 million in value to Barnett to allow the Company to pay the interest due at that time on its Senior Notes.

     Excluding the cash requirements for these interest payments, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities, will be sufficient to fund its working capital requirements until the expected completion of the debt reduction effort contemplated by the Debt Reduction Agreement. In the event the financial reorganization is not completed, the Company believes that operating cash flow, together with borrowings under its working capital credit facilities and the monetization, from time to time, of a portion of the Barnett Common Stock or other selected assets, will be sufficient to fund its working capital. However, the Company will not be able to continue to make all of the interest and principal payments under its debt obligations without a significant appreciation in, and monetization of, the value of the shares of common stock of Barnett owned by the Company and/or a restructuring of such debt instruments.

     In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company. Cash from this transaction was not received until April 2000.

     The financial reorganization does not involve any of the Company's operating subsidiaries, which have their own bank credit facility. These operating companies will continue to pay all of their trade creditors, employees and other liabilities under normal trade conditions. The Company believes that the Joint Plan should proceed quickly through the judicial process because it has the overwhelming support of the Deferred Coupon Note holders, the only impaired class of creditors. The Company expects to complete the Joint Plan during the fall of 2000.

     In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation ("Congress Financial") to replace the Credit Agreement with BankAmerica Business Credit, Inc. which was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, WOC, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million, utilizing inventory and accounts receivable that were already collateralized under the original agreement. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $22.0 million. As of June 30, 2000, the Company had $18.9 million in borrowings under the revolving credit line of the facility and had approximately $1.1 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI. In July 2000, the Loan and Security Agreement, among other modifications, was amended to allow the sale of all of the Barnett shares, including those collateralized by Congress Financial, as part of the Barnett Merger, extend the increase in the facility to accommodate the pending sale of the Barnett Common Stock and permit the default due to the non-payment of the Deferred Coupon Note interest.

     The Loan and Security Agreement provides for revolving credit advances of
(a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. In December 1999, the Loan and Security Agreement was amended to provide Congress Financial an additional 500,000 shares of Barnett Inc. common stock (which, together with the initial 500,000 shares, constitutes approximately 6.2% of all outstanding stock of Barnett Common Stock), as collateral and allowing the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at June 30, 2000. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and Medal of Pennsylvania, Inc., and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at June 30, 2000. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

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

     The Company paid $0.8 million in income taxes in fiscal 2000. At June 30, 2000, the Company had $66.7 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2013, and $40.0 million of original issue discount, as of June 30, 2000, that has been expensed on the Company's financial statements and will become deductible for tax purposes when the interest on the Deferred Coupon Notes is paid. In the event the Company completes a financial reorganization, which includes the sale of its investment in Barnett and recognizes a gain from that sale, the Company will be able to use the net operating loss carryforwards to offset income taxes that will be payable.

     The Company has total future lease commitments for various facilities and other leases totaling $3.4 million, of which approximately $0.7 million is due in fiscal 2001. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2001 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

     At June 30, 2000, the Company had current liabilities in excess of current assets of $4.8 million and a current ratio of .87 to 1.

DISCUSSION OF CASH FLOWS

     Net cash used for operations was $17.2 million in fiscal 2000. A decrease in the Company's trade and other receivables, inventories and accounts payable was offset by an increase in accrued liabilities. The net loss of $28.8 million included certain non-cash items including $9.8 million reported as a restructuring and impairment charge, $1.9 million in other non-cash restructuring charges that were included in sales and cost of sales and $2.0 million in losses recorded on the sale of WAMI. Also affecting net cash used for operations was $6.5 million of equity earnings of Barnett. The most significant cash requirements during fiscal 2000 included $11.3 million in cash interest payments. Cash flow used by investments totaled $2.3 million, attributable to the net cash generated from the sale of WAMI, less capital expenditures of $1.8 million and $2.1 million of costs incurred for the Company's financial restructuring effort. Cash used by financing activities amounted to $19.0 million, primarily due to the net borrowings under the Company's credit facilities.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (BEGINS ON FOLLOWING PAGE)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has not paid its interest payment on its Deferred Coupon Notes, has a net stockholders' deficit and plans to file a pre-negotiated consensual joint plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 14 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                        Arthur Andersen LLP

Cleveland, Ohio,
August 28, 2000.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2000 AND 1999

                                 (IN THOUSANDS)

                                     ASSETS

                                                               2000        1999
                                                              -------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   811    $  1,322
  Trade receivables, net....................................   12,068      10,686
  Other receivables.........................................    3,656       4,350
  Inventories...............................................   15,351      19,052
  Prepaid expenses..........................................    1,853       2,333
                                                              -------    --------
          Total current assets..............................   33,739      37,743
                                                              -------    --------
INVESTMENT IN BARNETT.......................................   42,896      36,385
                                                              -------    --------

PROPERTY AND EQUIPMENT:
  Land......................................................      585         575
  Buildings.................................................    4,545       4,462
  Equipment.................................................   11,061      13,369
                                                              -------    --------
                                                               16,191      18,406

Less accumulated depreciation and amortization..............   (7,137)     (7,238)
                                                              -------    --------

Property and equipment, net.................................    9,054      11,168
                                                              -------    --------

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET....       --       7,920

UNAMORTIZED DEBT ISSUANCE COSTS, NET........................    2,444       3,052

DEFERRED TAX ASSET..........................................      367         540

OTHER ASSETS................................................    5,746       3,402
                                                              -------    --------
                                                              $94,246    $100,210
                                                              =======    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2000 AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                2000         1999
                                                              ---------    --------
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $  20,366    $    937
  Accounts payable..........................................      6,512       7,308
  Accrued liabilities.......................................      3,018       3,923
  Accrued income taxes payable..............................        394       1,314
  Accrued interest..........................................      8,231       2,316
                                                              ---------    --------
          Total current liabilities.........................     38,521      15,798
                                                              ---------    --------
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION................        780       1,057

SENIOR SECURED DEFERRED COUPON NOTES, NET...................     91,818      91,568

SENIOR NOTES................................................     35,855      35,855

DEFERRED GAIN ON SALE OF U.S. LOCK..........................      7,815       8,018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share:
  authorized and unissued 2,000 shares......................         --          --
Common stock, $0.01 par value per share:
  22,000 shares authorized; 9,976 and 9,914 shares issued
  and outstanding, respectively.............................         99          98
Class B common stock, $.01 par value per share:
  6,000 shares authorized; 2,142 and 2,143 shares issued and
  outstanding, respectively.................................         21          21
Paid-in capital.............................................     21,752      21,732
Retained deficit............................................   (101,756)    (72,908)
                                                              ---------    --------
                                                                (79,884)    (51,057)
  Accumulated other comprehensive loss......................       (659)     (1,029)
                                                              ---------    --------
          Total stockholders' deficit.......................    (80,543)    (52,086)
                                                              ---------    --------
                                                              $  94,246    $100,210
                                                              =========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL YEAR ENDED JUNE 30,
                                                             -------------------------------
                                                               2000       1999        1998
                                                             --------    -------    --------
Net sales..................................................  $ 81,360    $99,116    $105,662
Cost of sales..............................................    59,259     69,264      69,429
                                                             --------    -------    --------
Gross profit...............................................    22,101     29,852      36,233
Selling, general and administrative expenses...............    27,094     31,635      30,290
Restructuring, impairment and procurement charges (Notes 1
  and 3)...................................................    10,370      4,515          24
                                                             --------    -------    --------
Operating income (loss)....................................   (15,363)    (6,298)      5,919
Gain on sale of U.S. Lock, net (Note 4)....................        --     10,298          --
Loss on sale of WAMI, net (Note 4).........................    (2,024)        --          --
Equity earnings of Barnett.................................     6,511      6,744       6,341
Amortization of deferred U.S. Lock gain....................       202         --          --
Interest expense, net of interest income...................    18,201     17,192      16,031
                                                             --------    -------    --------
Loss before income taxes and extraordinary loss............   (28,875)    (6,448)     (3,771)
Provision (benefit) for income taxes.......................       (27)     1,029         537
                                                             --------    -------    --------
Loss before extraordinary loss.............................   (28,848)    (7,477)     (4,308)
Extraordinary loss.........................................        --         --         192
                                                             --------    -------    --------
Net loss...................................................  $(28,848)   $(7,477)   $ (4,500)
                                                             ========    =======    ========
Other comprehensive income (loss):
Foreign currency translation adjustment....................       370        134        (822)
                                                             --------    -------    --------
Comprehensive loss.........................................  $(28,478)   $(7,343)   $ (5,322)
                                                             ========    =======    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Basic loss per share:
Loss before extraordinary loss..............................  $(2.39)   $(0.62)   $(0.35)
Extraordinary loss..........................................      --        --     (0.02)
                                                              ------    ------    ------
Net loss....................................................  $(2.39)   $(0.62)   $(0.37)
                                                              ======    ======    ======
Diluted loss per share:
Loss before extraordinary loss..............................  $(2.39)   $(0.62)   $(0.35)
Extraordinary loss..........................................      --        --     (0.02)
                                                              ------    ------    ------
Net loss....................................................  $(2.39)   $(0.62)   $(0.37)
                                                              ======    ======    ======
Weighted average number of common shares outstanding........  12,066    12,057    12,026
                                                              ======    ======    ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                        ACCUMULATED
                                                                           OTHER
                                       CLASS B                         COMPREHENSIVE       TOTAL
                             COMMON    COMMON    PAID-IN   RETAINED       INCOME       STOCKHOLDERS'
                              STOCK     STOCK    CAPITAL    DEFICIT       (LOSS)          EQUITY
                             -------   -------   -------   ---------   -------------   -------------
Balance June 30, 1997......  $    97   $    22   $21,647   $ (60,931)    $   (341)       $(39,506)
  Net loss.................                                   (4,500)                      (4,500)
  Conversions of Class B
     common stock..........        1                  (1)                                      --
  Exercise of stock
     options, warrants and
     convertible notes.....                           84                                       84
  Currency translation
     adjustment............                                                  (822)           (822)
                             -------   -------   -------   ---------     --------        --------
Balance June 30, 1998......       98        21    21,731     (65,431)      (1,163)        (44,744)
  Net loss.................                                   (7,477)                      (7,477)
  Exercise of stock
     options, warrants and
     convertible notes.....                            1                                        1
  Currency translation
     adjustment............                                                   134             134
                             -------   -------   -------   ---------     --------        --------
Balance June 30, 1999......       98        21    21,732     (72,908)      (1,029)        (52,086)
  Net loss.................                                  (28,848)                     (28,848)
  Employee Stock Purchase
     Plan purchases........        1                  20                                       21
  Currency translation
     adjustment............                                                   370             370
                             -------   -------   -------   ---------     --------        --------
Balance June 30, 2000......  $    99   $    21   $21,752   $(101,756)    $   (659)       $(80,543)
                             =======   =======   =======   =========     ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FISCAL YEAR ENDED JUNE 30,
                                                            --------------------------------
                                                              2000        1999        1998
                                                            --------    --------    --------
Cash From (Used For):
Operations:
  Net loss................................................  $(28,848)   $ (7,477)   $ (4,500)
  Adjustments to reconcile net income (loss) to net cash
     used for operations:
  Extraordinary loss......................................        --          --         192
  Non-cash restructuring and impairment charges...........    11,677          --          --
  Loss on sale of WAMI....................................     2,024          --          --
  Gain on sale of U.S. Lock...............................        --     (10,298)         --
  Non-cash interest.......................................       250      10,200       9,883
  Amortization of deferred U.S. Lock gain.................      (203)         --          --
  Equity earnings of Barnett..............................    (6,511)     (6,744)     (6,341)
  Depreciation and amortization...........................     2,767       2,555       2,957
  Deferred income taxes...................................       173        (540)         --
  Bad debt provision......................................       242         274         282
  Changes in assets and liabilities:
     Trade and other receivables..........................    (1,364)      1,659      (2,687)
     Inventories..........................................      (842)      1,455      (1,751)
     Prepaid expenses and other...........................      (239)       (204)        (10)
     Accounts payable.....................................      (791)      1,157        (674)
     Accrued liabilities..................................     4,022         189      (2,977)
     Net change in operating assets and liabilities of
       U.S. Lock..........................................       185      (1,109)         --
     Other, net...........................................       249         134        (822)
                                                            --------    --------    --------
     Net cash used for operations.........................   (17,209)     (8,749)     (6,448)
                                                            --------    --------    --------
Investments:
  Capital expenditures, net...............................    (1,794)     (2,741)     (3,441)
  Change in other assets..................................    (2,344)        212        (480)
  Net proceeds from sales of businesses...................     1,800      28,249       3,203
                                                            --------    --------    --------
     Net cash provided by (used for) investments..........    (2,338)     25,720        (718)
                                                            --------    --------    --------
Financing:
  Borrowings under credit agreements......................    76,869      56,327     105,043
  Payments under credit agreements........................   (57,717)    (70,872)    (95,526)
  Debt issuance costs.....................................      (137)       (282)         --
  Retirement of Senior Notes..............................        --          --     (12,000)
  Retirement of Senior Subordinated Notes.................        --        (895)         --
  Issuance of common stock................................        21           1          84
                                                            --------    --------    --------
     Net cash provided by (used for) financing............    19,036     (15,721)     (2,399)
                                                            --------    --------    --------
Net increase (decrease) in cash and cash equivalents......      (511)      1,250      (9,565)
Balance, beginning of year................................     1,322          72       9,637
                                                            --------    --------    --------
Balance, end of year......................................  $    811    $  1,322    $     72
                                                            ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A. BASIS OF CONSOLIDATION AND DESCRIPTION OF THE COMPANY

     The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman Industries") and its wholly-owned subsidiaries (collectively, the "Company"). As of June 30, 2000, the Company owned 44.2% of the common stock of Barnett Inc. ("Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical and hardware products, and accounts for Barnett Inc. ("Barnett") under the equity method of accounting. See Management's Discussion and Analysis "Debt Restructuring Effort" section and Note 14 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett. Certain reclassifications have been made to the prior year statements in order to conform to the current year presentation. All significant intercompany transactions and balances are eliminated in consolidation.

     The Company is a supplier of specialty plumbing, hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 1,400 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), Medal of Pennsylvania, Inc. ("Medal" and formerly WOC Inc.) and TWI, International, Inc. ("TWI"). Medal is comprised of Medal Distributing, a supplier of hardware products and, included the operations of U.S. Lock, a distributor of a full line of security hardware products, prior to its January 1, 1999 sale. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan and, until the March 31, 2000 sale of Western American Manufacturing Inc., an operation in Mexico that threaded galvanized, black, brass, and chrome pipe and imports malleable fittings. Consumer Products, Medal and Barnett utilize the Company's and non-affiliated foreign sourcing suppliers.

  B. CASH AND CASH EQUIVALENTS

     In accordance with the terms of the Loan and Security Agreement (as discussed in Note 5), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings under the Loan and Security Agreement. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value.

  C. TRADE RECEIVABLES

     Trade receivables are presented net of allowances for doubtful accounts of $0.9 million and $1.0 million at June 30, 2000 and 1999, respectively. Bad debt expense totaled $0.2 million in fiscal 2000, $0.3 million in fiscal 1999, and $0.3 million in fiscal 1998.

     The Company sells plumbing, hardware and other products throughout the United States to do-it-yourself ("D-I-Y") retailers, mass merchandisers, smaller independent retailers and wholesalers. The Company performs ongoing credit evaluations of its customers' financial conditions. As a percentage of the Company's net sales, the largest customer of Consumer Products, Kmart, accounted for 11.0%, 10.0% and 9.5% in fiscal 2000, 1999 and 1998, respectively. As a percentage of Consumer Products' net sales, Kmart accounted for 21.2%, 20.8% and 18.2%, for the same periods, respectively. During the same periods, the Company's ten largest customers accounted for approximately 41.5%, 39.6% and 42.7% of net sales and approximately 51.3% and 55.7% of accounts receivable at June 30, 2000 and 1999, respectively.

  D. INVENTORIES

     At June 30, 2000 and 1999, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 2000, 1999 and 1998, the Company recorded charges of $0.1 million, $0.6 million and $0.5 million, respectively, in connection with its evaluation of its inventory carrying value.

  E. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used. Depreciation expense in each of the last three fiscal years ended June 30, 2000, 1999 and 1998 totaled $1.6 million, $1.6 million and $1.6 million, respectively.

  F. COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

     In the fourth quarter of fiscal 2000, management evaluated its goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and the inconsistency of the Company's earnings. Based on the lack of operating cash flow from operations to support future growth, the inconsistency of the Company's and Consumer Products' earnings, the competitiveness of the industry in supplying customers in the D-I-Y retail market and the cash flow expectations of the business, as compared to the contribution of those product lines, along with management's plans associated with the Company's comprehensive financial restructuring plan, the Company wrote off $6.7 million of goodwill at its Consumer Products operation, which relates to two product lines acquired in December 1986 and May 1988. In prior years, the cost of businesses in excess of net assets acquired was being amortized primarily over 40 years using the straight-line method. Goodwill amortization expense totaled $0.3 million in fiscal 2000, $0.3 million in fiscal 1999 and $0.3 million in fiscal 1998. Accumulated amortization totaled $15.1 million at June 30, 1999.

  G. UNAMORTIZED DEBT ISSUANCE COSTS

     Unamortized debt issuance costs relate to the Company's long-term and short-term debt (See Note 5) and are amortized over the life of the related debt. Amortization expense totaled $0.8 million in fiscal 2000, $0.8 million in fiscal 1999 and $0.8 million in fiscal 1998, and is included in interest expense in the accompanying consolidated statements of operations. The Company incurred an extraordinary charge in fiscal 1998 related to the accelerated amortization of unamortized debt issuance costs. (See Note 2).

  H. ISSUANCES OF STOCK BY A SUBSIDIARY

     The Company recognizes gains on issuances of stock by a subsidiary in its consolidated statements of operations in amounts proportionate to its ownership percentage of the subsidiary.

  I. PROCUREMENT CHARGES

     Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $0.65 million in fiscal 2000 and $2.0 million in fiscal 1999. The Company did not incur procurement costs related to (ii) above in fiscal 2000 or fiscal 1998, but incurred $0.5 million in fiscal 1999 for this type of cost. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $1.5 million, $1.1 million and $1.1 million in fiscal 2000, 1999 and 1998, respectively, and are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.

  J. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     All balance sheet accounts of foreign subsidiaries are translated at the exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the fiscal year. The resulting translation adjustment is recorded as a component of stockholders' equity and comprehensive loss. Foreign currency transaction gains or losses are included in the consolidated statements of operations as incurred.

  K. FINANCIAL STATEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  L. EARNINGS PER SHARE

     In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" to be effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, primary earnings per share have been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share continues to utilize the weighted average number of common stock and common stock equivalents, which include stock options and warrants. Since the Company is in a loss position in fiscal 2000, 1999 and 1998, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for these years.

     The number of common shares used to calculate basic and diluted earnings per share are as follows (in thousands):

                                                            2000      1999      1998
                                                           ------    ------    ------
Basic....................................................  12,066    12,057    12,026
Diluted..................................................  12,066    12,057    12,026

2. BARNETT PUBLIC OFFERINGS AND EXTRAORDINARY CHARGE

     In fiscal 1997, the Company completed a secondary offering of 1.3 million shares of the Barnett Common Stock at a per share price of $17.50, before the underwriters' discount (the "Barnett Secondary Offering"). Barnett participated in the Barnett Secondary Offering and sold 425,000 of its own shares. The Company received net proceeds, after the underwriters' discount, of $21.6 million and recorded a $16.7 million pre-tax gain. The Company converted the remaining convertible non-voting preferred stock of Barnett it owned to Barnett Common Stock. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock. As a result of these transactions, at June 30, 2000, the Company owned 7,186,530 shares, or 44.2%, of the outstanding shares of Barnett Common Stock. This investment is accounted for under the equity method of accounting. See Management's Discussion and Analysis "Debt Restructuring Effort" section and
Note 14 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett.

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

     The following table presents summary financial data for Barnett at June 30, 2000 and 1999 and for the years ended June 30, 2000, 1999 and 1998 (in thousands of dollars):

                                                       2000        1999        1998
                                                     --------    --------    --------
Statement of income data:
  Net sales........................................  $281,471    $241,374    $199,578
  Gross profit.....................................    92,198      80,191      67,443
  Net income.......................................    14,672      15,215      14,277
Balance sheet data:
  Current assets...................................  $113,601    $ 94,941    $ 72,054
  Non-current assets...............................    56,401      54,245      23,730
  Current liabilities..............................    30,418      24,615      19,623
  Non-current liabilities..........................    33,000      33,000          --

     The Barnett Form 10-K for the year ended June 30, 2000 is herein incorporated by reference.

3. MANAGEMENT'S REVIEW OF OPERATIONS -- RESTRUCTURING AND IMPAIRMENT CHARGES

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

FISCAL 2000 --

     Product line consolidation: In the second quarter of fiscal 2000, Consumer Products recorded a restructuring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. The Company believes the Plumbcraft(R) packaging, which was recently re-designed, and the consolidation of brands will result in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

     Distribution and packaging operations consolidation: In the fourth quarter of fiscal 2000, Consumer Products recorded a $0.6 million restructuring charge to consolidate its Grand Prairie, Texas warehouse into its national distribution center in Groveport, Ohio, and to move its packaging operations from Tijuana, Mexico to the Company's operations in China. The facilities were closed at a time when leases expired, therefore, there are no future leases costs for the closed facilities. The warehouse closure costs included costs associated with the incremental employee salaries and benefits associated with closing the warehouse of $0.2 million and other miscellaneous moving and closing costs of $0.4 million. All but $0.1 million of these costs were paid in fiscal 2000. Consumer Products also wrote off $1.7 million in packaging material and other inventory associated with these closings, which are recorded in cost of sales.

     Asset impairment: In the fourth quarter of fiscal 2000, Consumer Products recorded an asset impairment charge of $6.7 million related to a write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. This charge has been reported as a separate component in operating expenses and reflects the lack of operating cash flow from operations to support future growth, the inconsistency of the Company's and Consumer Products' earnings, the competitiveness of the industry in supplying customers in the D-I-Y retail market and the cash flow expectations of the business, as compared to the contribution of those product lines, along with management's plans associated with the Company's comprehensive financial restructuring plan.

     Closure of operations: During the fourth quarter of fiscal 2000, TWI closed its Premier Faucet Corporation, one of its facilities in China that manufactured faucets and faucet components. The closure resulted in a charge of $1.2 million to write down fixed assets and other long term assets to their fair value and provide for miscellaneous costs to close the facility. In addition, the operation recorded a charge of $0.5 million to write down inventory and other assets, which is recorded in cost of sales and $0.4 million to write down accounts receivable, which was charged to sales. The loss from this operation in fiscal 2000 and 1999 amounted to $2.0 million and $0.6 million, respectively

FISCAL 1999 --

     Warehouse move: In the first quarter of fiscal 1999, Consumer Products recorded a restructuring charge of $1.35 million related to the relocation of its Bedford Heights, Ohio warehouse to Groveport, Ohio. Included in the charge were severance benefits for personnel and the loss on the write-off of tangible assets at the Bedford Heights warehouse. The Company believes that the relocation to a more modern and efficient facility has enabled Consumer Products to provide more sophisticated distribution services to its customers and has helped it remain competitive through annual cost savings. In the third and fourth quarters of fiscal 1999, Consumer Products recorded an additional non-recurring charge of $0.45 million and $0.27 million, respectively, for additional costs involved with the move, the training of personnel and the future shortfall on subleasing the warehouse in Bedford Heights.

4. SALE AND CLOSURE OF BUSINESSES

  A. SALE OF WESTERN AMERICAN MANUFACTURING INC.

     In April 2000, the Company completed an agreement to sell substantially all of the assets and certain liabilities of Western American Manufacturing Inc., a division of TWI, to a Mexican company, Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash (the "WAMI Sale"). The WAMI Sale was effective March 31, 2000, resulting in a net pretax loss of $2.0 million on the net assets sold in the quarter ended March 31, 2000, including approximately $1.0 million for the write-off of goodwill.

     The Company consolidated WAMI's financial information in its results through March 31, 2000. The impact of not consolidating WAMI's results would have reduced the consolidated net sales and reduced the net loss for the Company as follows:

                                                              FISCAL 2000    FISCAL 1999
                                                              -----------    -----------
Net sales...................................................    $2,923         $3,542
Net loss....................................................    $ (273)        $ (743)
Basic loss per share........................................    $(0.02)        $(0.06)
Diluted loss per share......................................    $(0.02)        $(0.06)

  B. SALE OF U.S. LOCK

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

     The sale of U.S. Lock resulted in an estimated net pretax gain of $18.3 million, of which approximately $8.1 million was originally reported as a deferred gain for financial statement purposes due to the Company's continued ownership of 44.2% of Barnett, the acquirer of U.S. Lock. The Company is recognizing the deferred gain as the goodwill generated by the purchase of U.S. Lock is amortized by Barnett, or as the Company reduces its ownership interest in Barnett. In fiscal 2000 and the fourth quarter of fiscal 1999, the Company recognized $0.2 million and $0.1 million of this deferred gain, respectively. The Company utilized a portion of its net operating loss carryforwards to offset a portion of the tax on the net gain from the sale of U.S. Lock.

     The Company consolidated U.S. Lock's financial information in its results through December 31, 1998. Therefore, there is no impact on the Company's net sales or earnings from U.S. Lock's operating results subsequent to December 31, 1998. The impact of not consolidating U.S. Lock's results would have reduced the consolidated net sales and increased the net loss for the Company as follows:

                                                              FISCAL 2000    FISCAL 1999
                                                              -----------    -----------
Net sales...................................................      --           $13,361
Net (loss) income...........................................      --           $ 1,000
Basic income per share......................................      --           $  0.08
Diluted income per share....................................      --           $  0.08

  C. SALE OF LERAN GAS PRODUCTS

     Effective July 1, 1997, the Company sold the gas products business of LeRan, to Barnett, for $3.2 million in cash and 24,730 shares of Barnett Common Stock, with a value of $0.6 million at the time of the transaction. For fiscal 1997 and 1996, LeRan reported approximately $13.8 million and $16.3 million in net sales and operating income of approximately $0.4 million and $28,000, respectively. In the first quarter of fiscal 1998, the Company recorded an estimated loss on the sale of LeRan of $133,000, including certain costs associated with disposing of assets not included in the transaction and the sale and closing of certain warehouses. The estimated loss was adjusted in the fourth quarter of fiscal 1998 to an actual loss of $24,000. The net proceeds were reinvested in the continuing businesses of the Company, thereby effectively reducing borrowings under the Credit Agreement (as discussed in Note 5).

5. DEBT

  A. LONG-TERM DEBT

     Total other long-term debt consists of the following (in thousands of dollars):

                                                                  JUNE 30,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
Bank Agreement..............................................  $18,948    $  444
Capital leases maturing through 2002, bearing interest at
  rates ranging from 7.75% to 11.8%, secured by the leased
  equipment.................................................      356       924
Other notes, maturing through 2007, bearing interest at
  rates ranging from 7.1 % to 9.0%, secured by the land,
  building and equipment of TWI.............................    1,842       626
                                                              -------    ------
                                                               21,146     1,994
Less: current portion.......................................  (20,366)     (937)
                                                              -------    ------
     Long-term debt, net of current portion.................  $   780    $1,057
                                                              =======    ======

     On June 17, 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal, WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors (the "Loan and Security Agreement"). In March 2000, the Company and Congress Financial Corporation amended the Loan and Security Agreement to, among other changes, increase the facility by up to $3.0 million, utilizing inventory and accounts receivable that were already collateralized under the original agreement. The Loan and Security Agreement provides for, among other things, revolving credit advances of up to $22.0 million. As of June 30, 2000, the Company had $18.9 million in borrowings under the revolving credit line of the facility and had approximately $1.1 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI, and in July 2000 to allow the sale of all of the Barnett Common Stock as contemplated by the Barnett Merger.

     The Loan and Security Agreement provides for revolving credit advances of
(a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $5.0 million or (ii) 70% of the fair market value of 500,000 shares of Barnett Inc. common stock. In December 1999, the Loan and Security Agreement was amended to provide Congress Financial an additional 500,000 shares of Barnett Inc. common stock (which, together with the initial 500,000 shares, constitutes approximately 6.2% of all outstanding stock of Barnett Common Stock), as collateral and allowing the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at June 30, 2000. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at June 30, 2000. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

     Prior to entering into the Loan and Security Agreement, Consumer Products and WOC participated in a credit facility provided by BankAmerica Business Credit, Inc. (the "Credit Agreement"), which began in June 1996. The Credit Agreement provided for, among other things, revolving credit advances of up to $30.0 million and term loans of up to $5.0 million.

  B. SENIOR SECURED DEFERRED COUPON NOTES

     On May 20, 1994, the Company exchanged $50 million principal amount of its Senior Subordinated Notes (as defined below) for $50 million initial accreted value of 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") along with detachable warrants to purchase 2.95 million shares of the Company's common stock. The Deferred Coupon Notes were fully accreted at June 1, 1999, and began accruing cash interest at a rate of 12 3/4% which became payable on December 1,1999 and semi-annually thereafter. The Deferred Coupon Notes are redeemable, in whole or in part, at the option of the Company, after June 1, 1999 at 106.375% of accreted value, which decreases annually to 100% at the maturity date. The Deferred Coupon Notes are secured by a pledge of the capital stock of Waxman USA. The Deferred Coupon Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all other existing or future unsubordinated indebtedness of the Company. The Deferred Coupon Notes contain certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers.

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

     On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of the Deferred Coupon Notes and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc. entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company. On July 10, 2000, the Company announced that it has reached agreements with the Committee, among others, for the monetization of its ownership of Barnett Inc. common stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote in favor of the acquisition of Barnett Inc. by Wilmar Industries Inc. for $13.15 per share (the "Barnett Merger") (See Note 14).

     At June 30, 2000, with the consent of the Ad Hoc Committee, the Company was not in compliance with its covenants due to the non-payment of $6.0 million of interest due on June 1, 2000 to the Deferred Coupon Notes. This interest payment will be paid with a portion of the proceeds received from the Barnett Merger. The Ad Hoc Committee has provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated plan to complete the Debt Restructuring Agreement.

  C. SENIOR NOTES

     On April 3, 1996, the Company, through its wholly-owned subsidiary, Waxman USA, consummated an offer to exchange $48.8 million principal amount of its 11 1/8% Senior Notes due September 1, 2001 ("Senior Notes") for a like amount of the Company's outstanding 13 3/4% Senior Subordinated Notes due June 1, 1999 ("Senior Subordinated Notes"), and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior Subordinated Notes were exchanged in fiscal 1996. In fiscal 1997, the Company initiated a similar exchange offer and exchanged an additional $4.9 million of Senior Subordinated Notes, bringing the total amount exchanged to $47.9 million.

     In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of Senior Notes at par (the "Purchase Offer"). The offer expired on July 2, 1997, with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for the redemption of $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company recorded an extraordinary charge of $0.2 million in the first quarter of fiscal 1998 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes. See Note 14 regarding the Company's plans to redeem the remaining Senior Notes as part of its financial restructuring plan.

     The Senior Notes are general unsecured obligations of Waxman USA ranking pari passu in right of payment to any future indebtedness of Waxman USA that is not subordinated in right of payment to the Senior Notes and senior in right of payment to any future indebtedness of Waxman USA that is subordinated in right of payment to the Senior Notes. The Senior Notes are structurally subordinated to the Loan and Security Agreement and any refinancing thereof. The indenture under which the Senior Notes were issued (the "Senior Note Indenture") contains certain covenants that, among other things, limit the ability of Waxman USA and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers. Waxman USA was in compliance with all covenants at June 30, 2000.

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

  D. SENIOR SUBORDINATED NOTES

     In June 1989, the Company issued $100 million principal amount of Senior Subordinated Notes. During 1994, the Company exchanged $50 million principal amount of the Senior Subordinated Notes for a like amount of Deferred Coupon Notes. As discussed above, the Company issued Senior Notes in exchange for $43.0 million principal amount of Senior Subordinated Notes in fiscal 1996 and an additional $4.9 million in fiscal 1997. On June 1, 1999, approximately $0.9 million of Senior Subordinated Notes matured, representing the remaining amount of the Senior Subordinated Notes, and were repaid.

  E. MISCELLANEOUS

     The Company made cash interest payments of $11.3 million in fiscal 2000, $6.2 million in fiscal 1999 and $5.8 million in fiscal 1998. The Company did not make its June 1, 2000 interest payment to the Deferred Coupon Note Holders. This interest payment will be paid with a portion of the proceeds received from the Barnett Merger. The Ad Hoc Committee has provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. The Company did not have interest income in fiscal 2000, but reported interest income of $0.2 million in fiscal 1999 and $0.1 million in fiscal 1998. The Company also has a significant amount of non-cash interest, accrued interest and interest cost from the amortization of deferred financing costs, which makes up the balance of the interest expense presented in the accompanying consolidated statements of operations.

     Management believes the carrying value of its bank loan approximates its fair value as it bears interest based upon the banks' prime lending rates. At June 30, 2000, the market price for the Deferred Coupon Notes is approximately $35.3 million, which is approximately 62% below the carrying value of the debt. The fair value, determined using quoted market prices for the Senior Notes, approximates their carrying amount.

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

     The components of income (loss) from continuing operations before income taxes and extraordinary loss are as follows (in thousands of dollars):

                                                 FISCAL YEAR ENDED JUNE 30,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------    -------    -------
Domestic.....................................  $(26,683)   $(7,209)   $(5,297)
Foreign......................................    (2,192)       761      1,526
                                               --------    -------    -------
     Total...................................  $(28,875)   $(6,448)   $(3,771)
                                               ========    =======    =======

     The components of the provision for income taxes are (in thousands of dollars):

                                                FISCAL YEAR ENDED JUNE 30,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Currently payable:
U.S. Federal...............................  $     --    $    171    $     --
Foreign, state and other...................      (200)      1,398         537
                                             --------    --------    --------
  Total current............................      (200)      1,569         537
Deferred: State............................       173        (540)         --
                                             --------    --------    --------
  Total provision..........................  $    (27)   $  1,029    $    537
                                             ========    ========    ========

     Barnett is not included in the Company's consolidated tax return.

     The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                      FISCAL YEAR ENDED JUNE 30,
                                                      --------------------------
                                                       2000      1999      1998
                                                      ------    ------    ------
U.S. statutory rate.................................   35.0%     35.0%     35.0%
Domestic losses not benefited.......................  (21.5)       --     (43.9)
State taxes, net....................................    0.4      (6.0)     (4.0)
Goodwill amortization...............................   (9.6)     (1.5)     (1.1)
Foreign tax items...................................   (3.1)      0.1       6.2
Change in valuation allowance.......................     --     (22.0)       --
Nondeductible compensation..........................     --     (14.7)       --
Original issue discount.............................   (0.9)     (3.8)     (5.8)
Other, net..........................................   (0.2)     (3.1)     (0.6)
                                                      -----     -----     -----
  Effective tax rate................................    0.1%    (16.0%)   (14.2%)
                                                      =====     =====     =====

     The deferred tax assets and liabilities as of June 30, 2000 and 1999 are as follows (in thousands of dollars):

                                                            2000       1999
                                                           -------    -------
Net operating loss carryforwards.........................  $23,329    $16,801
Original issue discount..................................   16,806     14,459
Deferred gain on sale of U.S. Lock.......................    3,103      3,346
Accrued expenses.........................................      175      1,129
Inventories..............................................      732        709
Accounts receivable......................................      284        333
Alternative minimum tax credit...........................    1,003        990
Other....................................................    1,392        848
                                                           -------    -------
  Deferred tax asset.....................................   46,824     38,615
                                                           -------    -------
Investment in subsidiaries...............................  (14,464)   (12,185)
Property.................................................     (888)    (1,139)
Other assets.............................................       --         (3)
                                                           -------    -------
  Deferred tax liabilities...............................  (15,352)   (13,327)
                                                           -------    -------
  Net deferred tax asset.................................   31,472     25,288
  Valuation allowance....................................  (31,105)   (24,748)
                                                           -------    -------
                                                           $   367    $   540
                                                           =======    =======

     At June 30, 2000, the Company has $66.7 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2020. The Company also has alternative minimum tax carryforwards of approximately $1.0 million at June 30, 2000, which are available to reduce future regular income taxes over an indefinite period.

     At June 30, 2000, the Company's net deferred tax assets are substantially offset by a valuation allowance, except for the deferred tax asset related to state taxes paid on the deferred gain on the sale of U.S. Lock. SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset as of June 30, 2000, the Company considered factors such as (i) its historical and projected taxable losses and its inability to utilize its net operating loss carryforwards, which comprise a significant portion of the net deferred tax asset; (ii) the benefit of the deferred tax asset related to the original issue discount will not be realized unless the interest accreted on the Senior Secured Deferred Coupon Notes is paid; (iii) the Company continues to own a 44.2% interest in Barnett, as well as other operating assets, which, upon disposition, could potentially generate future taxable income but the taxable income generated, if any, would be dependent upon the disposition terms; (iv) the Company has not yet been able to complete a financial restructuring plan that may ultimately result in the realization of a portion or all of the Company's net deferred tax asset and thus, the ultimate impact cannot be objectively anticipated or verified.

     Based on the Company's consideration of the above factors, the Company believed it was appropriate to maintain a valuation allowance on its net deferred tax asset, except for on the deferred tax asset related to state taxes paid on the deferred gain on the sale of U.S. Lock. As a result, as of June 30, 2000, the Company has substantially offset its net deferred tax asset with a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

     The Company made income tax payments of $1.2 million in fiscal 2000, $0.5 million in fiscal 1999 and $0.3 million in fiscal 1998. Refunds received totaled $445,000 in fiscal 2000, $1,300 in fiscal 1999, and $39,000 in fiscal 1998.

7. LEASE COMMITMENTS

     The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2008.

     Future minimum rental payments are as follows (in thousands of dollars):

2001..............................................    $  675
2002..............................................       567
2003..............................................       359
2004..............................................       355
2005..............................................       346
Thereafter........................................     1,132
                                                      ------
                                                      $3,434

     Total rent expense charged to operations was $1.5 million in fiscal 2000, $1.6 million in fiscal 1999 and $2.5 million in fiscal 1998. Consumer Products leases certain warehouse space from related parties. Related parties rent expense totaled $0.3 million in fiscal 2000, $0.3 million in fiscal 1999 and $0.3 million in fiscal 1998. Those related party relationships consist of the following:

     - Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of the building used by Consumer Products for its executive offices, administrative functions and, until the move of the warehouse to Groveport, Ohio, one of its distribution facilities. The warehouse portion of this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. Rent expense under this lease was $326,716 in fiscal 2000, $326,716 in fiscal 1999 and $314,150 in fiscal 1998. The Company received rental income from Handl-it, Inc. of $290,970 in fiscal 2000 and $95,324 for a portion of fiscal 1999 for subleasing the warehouse in Bedford Hts., Ohio.

     - Handl-it Inc., a corporation owned by John S. Peters, a director and consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, provides Consumer Products with certain outside warehousing services under month-to-month rental arrangements from time to time. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. There was no rent paid by Consumer Products to Handl-it in fiscal 2000, however, rent expense under these lease arrangements was $10,000 and $30,000 for fiscal 1999 and 1998, respectively. Consumer Products Group also paid Handl-it Inc. approximately $40,000 and $55,000 for the cost of transportation of products in fiscal 2000 and 1999, respectively.

     - Effective July 1, 1999, WAMI Sales replaced an internally operated warehouse facility in Cleveland, Ohio with an arrangement with Handl-it Inc. to provide all warehousing, labor and shipping functions for a fee of $74,000, equal to a percentage of monthly sales plus other direct expenses from this operation.

8. PROFIT SHARING AND 401(k) PLAN

     The eligible employees of the Company and certain subsidiaries of the Company participate in a trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by the Company's Board of Directors. There were no profit sharing contributions in fiscal 2000, 1999 or 1998; however, the Company contributed a 50% match of up to the first 4% of salary deferral by employees, which amounted to $0.1 million in fiscal 2000, 1999 and 1998. The Company currently offers no other retirement, post-retirement or post-employment benefits.

9. RELATED-PARTY TRANSACTIONS

     The Company's wholly-owned subsidiaries engage in business transactions with Barnett. Products sold to Barnett for resale totaled $18.8 million in fiscal 2000, $19.9 million in fiscal 1999 and $16.2 million in fiscal 1998. There were no purchases from Barnett in fiscal 2000, 1999 or 1998.

     The Company and Barnett provide to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. The Company and Barnett entered into an Intercorporate Agreement (the "New Intercorporate Agreement") under which the Company provides certain managerial, administrative and financial services to Barnett and is paid by Barnett for the allocable cost of the salaries and expenses of the Company's employees while they are rendering such services. Barnett also reimburses the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the New Intercorporate Agreement, Barnett also provided certain services to U.S. Lock and LeRan, until their sale. These services included the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company paid Barnett the allocable cost of the salaries and expenses of Barnett's employees while they were performing such services. The Company also reimbursed Barnett for all actual out-of-pocket disbursements to third parties by Barnett required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Barnett.

     All amounts incurred by the Company on behalf of Barnett, have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company, have been reimbursed by the Company and are reflected in selling, general and administrative expenses in the accompanying statements of operations.

     The Company purchases certain products, which it can not manufacture with its existing operation, from WDI International, Inc., a company owned in part by certain members of the Waxman family and other non-affiliated individuals. In fiscal 2000 and 1999, purchases from WDI International amounted to $3.7 million and $1.3 million, respectively. The Company believes that the prices it receives are on terms comparable to those that would be available from unaffiliated third parties.

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

     The Company is authorized to issue two million shares of preferred stock in series, with terms fixed by resolution of the Board of Directors. No preferred shares have been issued as of June 30, 2000.

11. STOCK OPTION PLANS, RESTRICTED SHARE PLANS, STOCK APPRECIATION RIGHTS AND EMPLOYEE STOCK PURCHASE PLAN

     The Company has two plans under which stock options may be granted. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation costs have been recognized for these stock based compensation awards. Pro forma net income and earnings per share for the fiscal years ended June 30, 2000, 1999 and 1998 assuming compensation costs for the Company had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", would have been (in thousands of dollars, except per share data):

                                                 2000       1999       1998
                                               --------    -------    -------
Net loss as reported.........................  $(28.848)   $(7,477)   $(4,500)
Pro forma net loss...........................  $(29,102)   $(7,865)   $(4,849)
Basic loss per share as reported.............  $  (2.39)   $ (0.62)   $ (0.37)
Pro forma basic loss per share...............  $  (2.41)   $ (0.65)   $ (0.40)
Diluted loss per share as reported...........  $  (2.39)   $ (0.62)   $ (0.37)
Pro forma diluted loss per share.............  $  (2.41)   $ (0.65)   $ (0.40)

     Pro forma disclosure for companies using APB Opinion No. 25 requires calculating compensation cost for the effects of all awards granted in the first fiscal year beginning after December 15, 1994. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made since July 1, 1995: no dividends; expected volatility of 98.3%; average risk-free interest rate of 6.0%; and expected life of 8.9 to 10 years. Because the cost of calculating compensation under SFAS No. 123 has not been applied to options granted before July 1, 1995, the resulting pro forma expense may not be representative of the actual expense that may be incurred in the future.

     The 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan"), authorizes the issuance of an aggregate of 1.8 million shares of Common Stock in the form of stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted are at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. As of June 30, 2000, 51 persons held such options.

     In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 20,000 shares of the Company's Common Stock at an exercise price of $2.25 per share and each future non-employee director of the Company would be granted, on the date such person becomes a non-employee director of the Company, an option to purchase an aggregate of 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant. In addition, during fiscal 1994, the Company granted a consultant to the Company an option to purchase an aggregate of 10,000 shares of Common Stock at an exercise price of $2.25 per share. During fiscal 1999, options to purchase 20,000 shares expired as a result of the retirement of one non-employee director. As of June 30, 2000, 3 persons held such options.

     Changes in stock options outstanding for the 1992 Stock Option Plan and the 1994 Non-Employee Directors Stock Option Plan are as follows (in thousands, except per share prices):

                                  1992 PLAN                         1994 PLAN
                                   SHARES        OPTION PRICE        SHARES       OPTION PRICE
         STOCK OPTIONS           OUTSTANDING       PER SHARE       OUTSTANDING     PER SHARE
         -------------           -----------    ---------------    -----------    ------------
Balance as of June 30, 1997....     1,363       $1.00 - $5.625           70          $2.25
Granted........................       270       $3.50 - $4.0625          --             --
Exercised......................       (53)      $1.00 - $2.25            --             --
Expired or terminated..........       (45)      $1.00 - $5.625           --             --
                                    -----                            ------
Balance as of June 30, 1998....     1,535       $1.00 - $5.625           70          $2.25
Granted........................        75       $0.56 - $3.375           --             --
Exercised......................        (1)      $1.00                    --             --
Expired or terminated..........       (96)      $1.00 - $4.25           (20)         $2.25
                                    -----                            ------
Balance as of June 30, 1999....     1,513       $1.00 - $5.625           50          $2.25
Granted........................        93       $0.41                    --             --
Exercised......................        --       --                       --             --
Expired or terminated..........      (177)      $0.41 - $4.06            --          $2.25
                                    -----                            ------
Balance as of June 30, 2000....     1,429       $1.00 - $5.625           50          $2.25

     As of June 30, 2000, options for 1,199,375 shares were exercisable under the 1992 Stock Option Plan and 50,000 were exercisable under the 1994 Non-Employee Directors Stock Option Plan.

     In fiscal 1996, the Board of Directors adopted the 1996 Non-Employee Directors Restricted Share Plan (the "1996 Plan"). The 1996 Plan is designed to increase the proprietary and vested interest of the non-employee directors of the Company in the growth, development and financial success of the Company. The 1996 Plan calls for 5,000 restricted shares of the Common Stock to be granted to each non-employee director for each five years of service as a director. The restricted shares vest on the last day of the second consecutive year during which the individual serves as a director after the date of the award. Prior to being vested, the shares bear a restricted legend and are held by the Company's corporate secretary. In fiscal 1998, the Company awarded 5,000 restricted shares and recorded compensation cost of approximately $20,000. There were no awards made in fiscal 1999 or fiscal 2000.

     Also in fiscal 1996, the Stock Option Committee granted Stock Appreciation Rights ("SAR") for 200,000 shares to each of the Co-Chief Executive Officers of the Company at a base price of $3 3/8, and in September 1996, an SAR for 100,000 shares to the President of Consumer Products at a base price of $3 3/8. Each SAR expires ten years from the date of grant and vests in whole, three years after the date of grant. Upon exercise, the grantee is entitled to an amount equal to the excess of the fair value per share of the Common Stock on the date of exercise over the base price of the SAR. Each SAR is exercisable, at the election of the grantee, for either cash or Common Stock. The SAR ceases to be exercisable on the date of the termination of the employment of the grantee with the Company, except due to death, disability or other than "for cause". Due to the market price of the Company's common stock at June 30, 1998, in comparison to the prior year, no expense was recorded relating to the value of the SAR's in fiscal 1998. In fiscal 1999, the

Company recorded into income the reversal of the charge taken in fiscal 1997 for the SAR's due to the market price of the Company's stock being below the exercise price of the SAR's. There was no expense recorded for the value of this plan in fiscal 2000.

     The Company also allows employees to defer a portion of their salary to participate in an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows employees to make an election to purchase shares at the lower of 85 percent of the closing market price of the Company's stock on the first or last day of the calendar year. In fiscal 2000, 61,173 shares were purchased by employees, while there were no purchases in fiscal 1999 or 1998.

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

                                                    CORPORATE AND
                           RETAIL     NON-RETAIL        OTHER        ELIMINATION     TOTAL
                          --------    ----------    -------------    -----------    --------
Reported net sales:
Fiscal 2000.............  $ 59,708     $32,900              --        $(10,248)     $ 81,360
Fiscal 1999.............    69,084      43,150              --         (13,118)       99,116
Fiscal 1998.............    77,000      45,355              --         (16,693)      105,662
Operating income (loss):
Fiscal 2000.............  $(11,732)    $  (703)        $(2,928)             --      $(15,363)
Fiscal 1999.............    (2,800)        400          (3,898)             --        (6,298)
Fiscal 1998.............     3,789       5,759          (3,629)             --         5,919
Identifiable assets:
June 30, 2000...........  $ 31,517     $13,125         $49,604              --      $ 94,246
June 30, 1999...........    45,017      15,866          39,327              --       100,210

     The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $40.2 million, $46.3 million and $39.2 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Of these amounts, approximately $10.2 million, $13.1 million and $16.7 million were intercompany sales for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Identifiable assets for the foreign operations were $14.6 million and $18.7 million at June 30, 2000 and 1999, respectively.

                      SUPPLEMENTARY FINANCIAL INFORMATION

  Quarterly Results of Operations:

     Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2000 and 1999 (in thousands, except per share amounts).

                   FISCAL 2000                      1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
                   -----------                      --------    --------    --------    --------
Net sales.........................................  $22,837     $19,702     $19,822     $ 18,999
Gross profit......................................    7,185       5,891       6,175        2,850
Restructuring, impairment and procurement
  charges.........................................      150       1,300         500        8,420
Operating income (loss)...........................      262      (2,192)     (1,065)     (12,368)
Loss on sale of WAMI, net.........................       --          --      (1,966)         (58)
Loss before provision (benefit) for income
  taxes...........................................   (2,401)     (4,598)     (5,923)     (15,953)
Net loss..........................................  $(2,634)    $(4,692)    $(5,991)    $(15,531)
Basic loss per share:
  Net loss........................................  $ (0.22)    $ (0.39)    $ (0.49)    $  (1.28)
Diluted loss per share:
  Net loss........................................  $ (0.22)    $ (0.39)    $ (0.49)    $  (1.28)

                   FISCAL 1999                      1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
                   -----------                      --------    --------    --------    --------
Net sales.........................................  $28,229     $29,198     $22,186     $ 19,503
Gross profit......................................    9,088       8,661       6,247        5,856
Restructuring and procurement charges.............    1,350          --       2,900          265
Operating income (loss)...........................     (509)        218      (3,328)      (2,679)
Gain on sale of U.S. Lock, net....................       --          --      10,196          102
Income (loss) before provision for income taxes...   (3,292)     (2,400)      4,374       (5,130)
Net income (loss).................................  $(3,478)    $(2,454)    $ 3,475     $ (5,020)
Basic earnings (loss) per share:
  Net income (loss)...............................  $ (0.29)    $ (0.20)    $  0.29     $  (0.42)
Diluted earnings (loss) per share:
  Net income (loss)...............................  $ (0.29)    $ (0.20)    $  0.29     $  (0.42)

     Results for the fourth quarter for fiscal 2000 were affected by certain adjustments, including an increase in cost of sales at Consumer Products of $1.7 million to write off packaging material and other inventory associated with the closing of its warehouse in Texas and packaging center in Mexico. In addition, adjustments resulting from the closure of the Company's faucet component manufacturing operation in China, resulted in a charge of $0.5 million to write down inventory and other assets, which is recorded in cost of sales and $0.4 million to write down accounts receivable, which was charged to sales. The Company also recorded restructuring and impairment charges in the fourth quarter, including an asset impairment charge of $6.7 million by Consumer Products to write off goodwill and a $0.6 million restructuring charge to consolidate its Grand Prairie, Texas warehouse into its national distribution center in Groveport, Ohio, and to move its packaging operations from Tijuana, Mexico to the Company's operations in China. The Company also recorded a $1.2 million loss on the closure of the faucet operation in China.

14. SUBSEQUENT EVENT - FINANCIAL RESTRUCTURING AND AGREEMENT TO SELL BARNETT
    STOCK

     On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87 % of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc. entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company. On July 10, 2000, the Company announced that it has reached agreements with the Committee, among others, for the monetization of its ownership of Barnett Inc. common stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote in favor of the acquisition of Barnett by Wilmar Industries Inc. for $13.15 per share (the "Barnett Merger"). The completion of the acquisition is subject to the successful financing by Wilmar of the Barnett stock purchase.

     The key provisions of Waxman's comprehensive financial restructuring plan include:

     - On July 10, 2000, Barnett agreed to a merger with Wilmar Industries, Inc. at a cash price of $13.15 per share, which is expected to be completed around September 30, 2000.

     - The Company has agreed to vote in favor of the merger and sell in the Barnett Merger all of the 7,186,530 shares of Barnett common stock owned by Waxman USA Inc., a direct, wholly-owned subsidiary of the Company, less any shares sold to Barnett as noted below.

     - The Company would apply the proceeds of any sale of the Barnett Common Stock owned by Waxman USA in the following order:

        - approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares

        - approximately $10 million to reduce borrowings under its working capital credit facility, which were used to fund approximately $6 million in interest paid to the Deferred Coupon Note holders on December 1, 1999, $2 million in interest paid to the Senior Note holders on March 1, 2000, and $2 million in other costs associated with the financial restructuring transaction

        - approximately $35.9 million, plus accrued interest, to repay in full the Senior Notes, and

        - the remaining net proceeds to a dedicated account to be used for the full satisfaction of the Deferred Coupon Notes, including accrued interest

     Following the anticipated sale of the Company's interest in Barnett, the Company and the Committee will file a jointly sponsored, prepackaged plan of reorganization with the United States Bankruptcy Court (the "Joint Plan") to effectuate the terms of the Debt Reduction Agreement. Under the Joint Plan, the holders of the Deferred Coupon Notes will be the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions will be included in the filing and they will continue to pay their trade creditors, employees and other liabilities under normal conditions.

     The Company, with the consent of the Ad Hoc Committee, has not paid its Deferred Coupon Note interest payment of $6.0 million that was due on June 1, 2000. This interest payment will be paid with a portion of the proceeds received from the Barnett Merger. The Ad Hoc Committee has provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. In the event the Barnett Merger is not completed by September 1, 2000, the Company has agreed to sell shares representing $2 million in value to Barnett to allow it to pay the interest due on its Senior Notes at such time.

     The Company filed with the Securities and Exchange Commission a Report on Form 8-K on July 17, 2000 and a Form 14C Information Statement on August 10, 2000, providing information regarding the agreements and vote taken by the majority stockholders of the Company approving the actions taken by the Company in connection with the Barnett Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
                                NOT APPLICABLE.

                                    PART III

     Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 2000 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Part II, Item 8:
          Report of Independent Public Accountants
          Balance Sheets--June 30, 2000 and 1999
          Statements of Operations--For the Years Ended June 30, 2000,
          1999 and 1998
          Statements of Stockholders' Equity--For the Years Ended June
          30, 2000, 1999 and 1998.
          Statements of Cash Flows--For the Years Ended June 30, 2000,
          1999 and 1998.
          Notes to Financial Statements For the Years Ended June 30,
          2000, 1999 and 1998.
          Supplementary Financial Information
(a)(2) All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements including notes thereto.
(a)(3)    EXHIBITS
3.1*      Certificate of Incorporation of the Company dated October
          27, 1989 (Exhibit 3(a) to the Company's Form S-8 filed
          December 4, 1989, File No. 0-5888, incorporated herein by reference).
3.2*      By-laws of the Company. (Exhibit 3.2 to Annual Report on
          Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference.)
4.6*      Indenture, dated as of May 20, 1994 (the "Deferred Coupon
          Notes Indenture"), by and between Waxman Industries, Inc.
          and The Huntington National Bank, as Trustee, with respect to the Deferred Coupon Notes, including the form of Deferred
          Coupon Notes (Exhibit 4.1 to Waxman Industries, Inc.'s Form
          S-4 filed June 20, 1994, incorporated herein by reference).
4.7* Warrant Agreement, dated as of May 20, 1994, by and between Waxman Industries, Inc. and The Huntington National Bank, as
          Warrant Agent (Exhibit 4.2 to Waxman Industries, Inc.'s Form
          S-4 filed June 20, 1994, incorporated herein by reference).
4.8*      Warrant Certificate (Exhibit 4.3 to Waxman Industries,
          Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).
4.9* Securities Purchase Agreement for Notes and Warrants dated as of September 17, 1991, among the Company and each of the Purchasers referred to therein. (Exhibit 4.4 to Annual
          Report on Form 10-K for the year ended June 30, 1991, File
          No. 0-5888, incorporated herein by reference).
4.10      Loan and Security Agreement, dated as of June 17, 1999 (the
          "Loan and Security Agreement"), by and among Congress
          Financial Corporation, as Lender, and Waxman Consumer
          Products Group Inc., WOC Inc., Western American
          Manufacturing, Inc. and WAMI Sales, Inc., as Borrowers, and
          Waxman Industries, Inc., Waxman USA Inc. and TWI,
          International, Inc., as Guarantors.
4.27* First Supplemental Indenture dated as of January 19, 1996 by and between Waxman Industries, Inc. and The Huntington
          National Bank, as Trustee (Exhibit 4.2 to Waxman Industries,
          Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996 Registration No. 33-54211, incorporated herein by reference).

4.28*     Indenture, dated as of April 3, 1996 (the "Senior Notes
          Indenture"), by and between Waxman USA Inc. and the United
          States Trust Company of New York, as Trustee, with respect to the 11 1/8% Senior Notes due 2001 of Waxman USA Inc., including the form of Senior Notes (Exhibit 10.14 to Waxman
          Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
4.29* Registration Rights Agreement dated as of April 3, 1996 by and between Waxman USA Inc. and the United States Trust
          Company of New York (Exhibit 10.15 to Waxman Industries,
          Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
4.32*     Standstill Agreement dated March 28, 1996 between Waxman
          Industries, Inc. and Barnett Inc. (Exhibit No. 10.13 to
          Waxman Industries, Inc.'s Amendment No. 8 to Registration
          Statement on Form S-2 filed April 15, 1996, Registration No.
          33-54211, incorporated by reference).
4.33* Loan and Security Agreement dated as of June 28, 1996 among the Financial Institutions named therein and BankAmerica
          Business Credit, Inc., as the Agent, Waxman Consumer
          Products Group Inc. and WOC Inc., including certain exhibits thereto (Exhibit No. 4.33 to Annual Report on Form 10-K for the year ended June 30, 1996, File No. 0-05888, incorporated herein by reference).
4.34*     Second Supplemental Indenture to the Deferred Coupon Notes
          Indenture dated December 1, 1999.
4.35      Third Supplemental Indenture to the Deferred Coupon Notes
          Indenture dated February 22, 2000.
4.36 First Supplemental Indenture to the Senior Notes Indenture dated December 1, 1999.
4.37* Agreement, dated as of December 8, 1999, by and the Company, Waxman USA, each of the holders of the Company's 12 3/4%
          Senior Secured Deferred Coupon Notes due 2004 party thereto and each of the holders of Waxman USA's 11 1/8% Senior Notes due 2001 party thereto (together, the "Consenting
          Noteholders") (Exhibit 10.1 to Current Report on Form 8-K filed December 14, 1999, File No. 001-10273, incorporated herein by reference).
4.38* Amendment, Consent and Waiver, dated as of July 9, 2000, by and among the Company, Waxman USA and the Consenting
          Noteholders (Exhibit 10.5 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).
4.39      Amendment No. 1 to Loan and Security Agreement dated as of
          December 8, 1999.
4.40      Amendment No. 2 to Loan and Security Agreement dated as of
          March 29, 2000
4.41      Amendment No. 3 to Loan and Security Agreement dated as of
          May 1, 2000.
4.42      Amendment No. 4 to Loan and Security Agreement dated as of
          July 10, 2000.
10.1*     Lease between the Company as Lessee and Aurora Investment
          Co. as Lessor dated June 30, 1992 (Exhibit 10.1 to Annual
          Report on Form 10-K for the year ended June 30, 1992, File
          No. 0-5888, incorporated herein by reference).
10.2*     Policy Statement (revised as of June 1, 1980) regarding the
          Company's Profit Incentive Plan (Exhibit 10(c)-1 to Annual
          Report on Form 10-K for the year ended June 30, 1984, File
          No. 0-5888, incorporated herein by reference).
10.4*     Form of Stock Option Agreement between the Company and its
          Directors. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).
10.6*     Tax Sharing Agreement dated May 20, 1994 among Waxman
          Industries, Waxman USA, Barnett Inc., Waxman Consumer
          Products Group Inc., WOC Inc. and Western American
          Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries,
          Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).
10.7*     1992 Non-Qualified and Incentive Stock Option Plan of Waxman
          Industries, Inc., adopted as of July 1, 1992 (Exhibit 10.7 to Annual Report of Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).
10.8*     Intercorporate Agreement dated May 20, 1994 among Waxman
          Industries, Waxman USA, Barnett Inc., Waxman Consumer
          Products Group Inc., WOC Inc. and Western American
          Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries,
          Inc.'s Form S-4).

10.9* Employee Stock Purchase Plan of Waxman Industries, Inc., adopted on September 1, 1992 (Exhibit 10.8 to Annual Report on Form 10-K for the year ended June 30, 1993, File No.
          0-5888, incorporated herein by reference).
10.10*    Employment Agreement dated November 1, 1994 between Waxman
          Consumer Products Group Inc. and Laurence Waxman (Exhibit
          10.5 to Waxman Industries, Inc.'s Amendment No. 4 to
          Registration Statement on Form S-2 filed October 10, 1995,
          Registration No. 33-54211, incorporated herein by reference).
10.11*    Intercorporate Agreement dated March 28, 1996 among Waxman
          Industries, Inc., Waxman USA Inc., Barnett Inc., Waxman
          Consumer Products Group Inc., WOC Inc. and TWI,
          International, Inc. (Exhibit 10.8 to Waxman Industries,
          Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).
10.12*    Waxman Industries, Inc. 1996 Non-Employee Directors'
          Restricted Share Plan (Exhibit A to Waxman Industries, Inc.
          1996 Proxy Statement, File No. 001-10273, incorporated herein by reference).
10.13*    SAR Agreement, dated as of March 29, 1996, between Waxman
          Industries, Inc. and Armond Waxman (Exhibit 10.18 to Waxman
          Industries, Inc. Form S-2 filed January 18, 1997, incorporated herein by reference).
10.14*    SAR Agreement, dated as of March 29, 1996, between Waxman
          Industries, Inc. and Melvin Waxman (Exhibit 10.19 to Waxman
          Industries, Inc. Form S-2 filed January 18, 1997, incorporated herein by reference).
10.25*    SAR Agreement, dated as of September 27, 1996, between
          Waxman Industries, Inc. and Laurence Waxman (Exhibit 10.20 to Waxman Industries, Inc. Form S-2 filed January 18, 1997, incorporated herein by reference).
10.26* Merger Agreement, dated as of July 10, 2000, by and among Wilmar Industries, Inc. ("Wilmar"), BW Acquisition, Inc.
          ("BW Acquisition") and Barnett Inc. ("Barnett") (Exhibit
          10.1 to Current Report on Form 8-K filed July 17, 2000, File
          No. 0-5888, incorporated herein by reference).
10.27* Stockholder Agreement, dated as of July 10, 2000, by and among the Company, Waxman USA, Wilmar and BW Acquisition
          (Exhibit 10.2 to Current Report on Form 8-K filed July 17,
          2000, File No. 0-5888, incorporated herein by reference).
10.28* Voting Trust Agreement, dated as of July 10, 2000, by and among Waxman USA, Wilmar, BW Acquisition, Barnett and
          American Stock Transfer & Trust Company. (Exhibit 10.3 to
          Current Report on Form 8-K filed July 17, 2000, File No.
          0-5888, incorporated herein by reference).
10.29*    Agreement, dated as of July 7, 2000, by and between Waxman
          USA and Barnett (Exhibit 10.4 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).
18.2*     Letter Regarding Change in Accounting Principles (Exhibit
          18.2 to Annual Report on Form 10-K for the year ended June
          30, 1996, File No. 001-10273, incorporated herein by reference).
21.1*     Subsidiaries. (Exhibit 21.1 to Waxman Industries, Inc.'s
          Form S-4 filed June 20, 1994, incorporated herein by reference).
23.1      Consent of Arthur Andersen LLP
27.1      Financial Data Schedule

---------------

* Incorporated herein by reference as indicated.

(b) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WAXMAN INDUSTRIES, INC.

                                          By: /s/ ARMOND WAXMAN
                                            ------------------------------------
                                               Armond Waxman
                                               President, Co-Chief Executive
                                               Officer and Director
August 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MELVIN WAXMAN                        Chairman of the Board, Co-Chief          August 28, 2000
---------------------------------------  Executive Officer and Director
    Melvin Waxman

/s/ ARMOND WAXMAN                        President, Co-Chief Executive Officer    August 28, 2000
---------------------------------------  and Director
    Armond Waxman

/s/ MARK W. WESTER                       Chief Financial Officer and Vice         August 28, 2000
---------------------------------------  President -- Finance (principal
    Mark W. Wester                       accounting officer)

/s/ JUDY ROBINS                          Director                                 August 28, 2000
---------------------------------------
    Judy Robins

/s/ IRVING Z. FRIEDMAN                   Director                                 August 28, 2000
---------------------------------------
    Irving Z. Friedman

/s/ LAURENCE S. WAXMAN                   Director                                 August 28, 2000
---------------------------------------
    Laurence S. Waxman

/s/ JOHN S. PETERS                       Director                                 August 28, 2000
---------------------------------------
    John S. Peters