Form 10-K405/A
period 2000-06-30
WAXMAN INDUSTRIES INC
filed 2000-10-23
CIK 105096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                               -------------
                                       OR

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

                  24460 AURORA ROAD,
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

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

         The Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File Number 0-5888) of Waxman Industries, Inc. (the "Company") is hereby amended by deleting Part III therefrom in its entirety and inserting the following Part III in its stead.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The authorized number of directors of the Company is currently six. Set forth below is certain information with respect to the directors. Armond and Melvin Waxman are brothers, Judy Robins is their sister and Laurence Waxman is Melvin Waxman's son. Certain information relating to the executive officers of the Company is included in Part 1, Item 4A.

NAME, AGE AND OTHER                                                        BUSINESS EXPERIENCE
POSITIONS WITH THE COMPANY

-------------------------------------- -----------------------------------------------------------------------------------
Melvin Waxman, 66                      Mr.  Melvin Waxman has been a Chief  Executive  Officer of the Company for over 20
   Chairman  of  the  Board  and       years,  a director  of the  Company  since 1962 and  Chairman  of the Board of the
   Co-Chief Executive Officer          Company since August 1976  (Co-Chairman  from June 1995 to April 1996). Mr. Waxman was the Chairman of the Board of Barnett Inc.  ("Barnett")  until the Company sold its Barnett stock on September 27, 2000.

Armond Waxman, 61                      Mr.  Armond  Waxman has been the  President  and  Treasurer  of the Company  since
   President, Co-Chief Executive       August 1976 and Co-Chief  Executive Officer since June 1995. Mr. Waxman has been a
    Officer and Director               director of the Company since 1962. Mr. Waxman was the  Vice-Chairman of the Board of Barnett until the Company sold its Barnett stock on September 27, 2000.

Laurence S. Waxman, 43                 Mr.  Laurence  Waxman was elected Senior Vice President of the Company in November
   Senior Vice President and           1993 and is also President of Waxman  Consumer  Products  Group,  Inc.  ("Consumer
   Director                            Products"),  a  wholly-owned  subsidiary  of the  Company,  a position he has held since 1988.  Mr.  Waxman  joined the Company in 1981.  Mr. Waxman was appointed to the board of directors of the Company in July 1996.

John S. Peters, 52                     Mr.  Peters is the  Chairman  and Chief  Executive  Officer of  Handl-it,  Inc., a
   Director                            logistics,  distribution  services and packaging  business Mr.  Peters  founded in
                                       1992.  Mr.  Peters was the Senior Vice  President - Operations of the Company from
                                       1988 until  September  1997 and served the Company in other  executive  capacities since October 1974. Mr. Peters  resigned as a full time employee in September 1997 due to the growth of Handl-it,  but has provided  certain  consulting  services to the Company since that date. Mr. Peters was elected as a director in March 2000.

Irving Z. Friedman, 68                 Mr. Friedman is a certified public  accountant and partner with the firm of Krasney
   Director                            Polk  Friedman & Fishman for more than the past five years and,  since July 1997, a shareholder  and  Treasurer of Furniture  Services  Industry,  Inc., a company that provides  fabric and leather  protection  products to the furniture  industry.  Mr.
                                       Friedman has been a director of the Company since 1989.


Judy Robins, 51                        Mrs. Robins has been a director of the Company since 1980. Mrs. Robins has owned
   Director                            and operated an interior design business for more than the past five years. Mrs.
                                       Robins is the sister of Messrs. Melvin and Armond Waxman and the wife of the
                                       Secretary of the Company.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company is required to identify any officer, director or beneficial owner of more than 10% of the Company's equity securities who failed to timely file with the Securities and Exchange Commission a required report relating to ownership and changes in ownership of the Company's equity securities. Based on material provided to the Company by such officers, directors and beneficial owners or more than 10% of the Company's equity securities, the Company believes that during the fiscal year ended June 30, 2000, there was compliance with all such filing requirements.

INFORMATION RELATING TO THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES OF THE
BOARD

         The Board of Directors held four meetings during the fiscal year ended June 30, 2000 and on numerous occasions took action by unanimous written consent. The Company has an Executive Committee, Audit Committee, Compensation Committee and Stock Option Committee. Messrs. Melvin and Armond Waxman and Mr. Irving Friedman serve on the Executive Committee, and Mr. Friedman and Mrs. Robins serve on the Audit Committee, the Stock Option Committee and on the Compensation Committee. The Company does not have a nominating committee.

AUDIT COMMITTEE

         The Audit Committee acts as a liaison between the Company's independent auditors and the Board of Directors, reviews the scope of the annual audit and the management letter associated therewith, reviews the Company's annual and quarterly financial statements and reviews the sufficiency of the Company's internal accounting controls. The Audit Committee held one meeting during fiscal 2000.

COMPENSATION COMMITTEE

         The Compensation Committee determines the salaries and bonuses of Messrs. Melvin and Armond Waxman (members of the Board of Directors who are also officers of the Company). The Compensation Committee held no formal meetings during fiscal 2000.

STOCK OPTION COMMITTEE

         The Stock Option Committee administers both the 1992 Stock Option Plan and the Employee Stock Purchase Plan of the Company. Although the Stock Option Committee held no meetings during fiscal 2000, it took one action by unanimous written consent during the year.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid for services rendered during fiscal 2000 to the Co-Chief Executive Officers and the two other most highly compensated executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION (1)               LONG-TERM COMPENSATION
                                                           -----------------------               ----------------------
                                                                                             SECURITIES           ALL OTHER
          NAME AND PRINCIPAL                                                                 UNDERLYING          COMPENSATION
               POSITION                    YEAR      SALARY ($)        BONUS ($) (2)       OPTIONS/SAR (#)         ($) (3)
               --------                    ----      ----------        -------------       ---------------       ------------
Melvin Waxman                              2000        328,366                   --              --                 110,921
Chairman of the Board and                  1999        331,495            1,825,000              --                 107,387
Co-Chief Executive Officer                 1998        300,000              250,000              --                 107,500

Armond Waxman                              2000        350,000                   --              --                 175,303
President and                              1999        350,000            2,250,000              --                 163,248
Co-Chief Executive Officer                 1998        350,000              392,000              --                 172,033

Laurence S. Waxman                         2000        200,000                   --              --                  44,621
Senior Vice President                      1999        200,000              365,000              --                  28,297
                                           1998        201,510               50,000            42,500                24,559

Mark W. Wester                             2000        133,000                  --               --                   5,310
Vice President--Finance and                1999        132,134              130,000              --                     966
Chief Financial Officer                    1998        117,423               27,500            15,000                   801



(1) Certain executive officers received compensation in fiscal 1998, 1999 and 2000 in the form of perquisites, the amount of which does not exceed reporting thresholds.

(2) The executive officers named in the Summary Compensation Table received their bonuses under the Company's Profit Incentive Plan. Messrs. Armond and Melvin Waxman received their bonuses at the discretion of the Board of Directors. Included in the fiscal 1999 bonus amounts is compensation received on the sale of U.S. Lock of $1,575,000, $1,900,000, $300,000 and
     $50,000 for Messrs. Melvin Waxman, Armond Waxman, Larry Waxman and Mark Wester, respectively. Mr. Armond Waxman also received a discretionary bonus during fiscal 1998 equal to $142,000.

(3) Unless otherwise noted, amounts principally represent premiums on split-dollar life insurance policies, other insurances and the cost of providing an auto to certain executives.

DIRECTOR REMUNERATION

         Each director who is not an employee of the Company received a fee of $3,000 per fiscal quarter for services as a director during fiscal 2000 plus a fee of $1,000 plus traveling expenses for each board meeting he or she attended. Mr. Peters, due to his consultative role with the Company, has agreed to a reduced quarterly director fee of $2,000, and has elected to not receive any reimbursement for traveling expenses. In addition, each director who is not an employee of the Company is automatically granted 5,000 shares of restricted Common Stock for each five full years of service such director served on the Board of Directors pursuant to the 1996 Directors Plan.

EMPLOYMENT AGREEMENTS

         Mr. Laurence Waxman entered into an employment agreement with Consumer Products, which became effective as of November 1, 1994 and had an initial term that expired on October 31, 1999. The Agreement is automatically extended for successive one-year periods, unless either party provides written notice of the intent not to extend the Agreement, not less than one year prior to the extended term. Pursuant to such employment agreement, Mr. Laurence Waxman is to serve as President of Consumer Products, and is also to serve in such further offices or positions with Consumer Products or any subsidiary or affiliate of Consumer Products as shall, from time to time, be assigned by the Board of Directors of Consumer Products. Mr. Laurence Waxman's employment agreement provides for an annual salary of $200,000 for the first year of the employment agreement and provides that for each year thereafter the annual salary will be increased by six percent of the prior year's salary. Additional increases in salary and the granting of bonuses to Mr. Laurence Waxman will be determined by Consumer Products, in its sole discretion, based on such individual's performance and contributions to the success of Consumer Products, his responsibilities and duties and the salaries of other senior executives of Consumer Products. A bonus in the amount of $65,000 was granted to Mr. Laurence Waxman in fiscal 1999 and 1998. The employment agreement provides that upon termination of employment by Mr. Laurence Waxman for good reason (as defined therein) or by the Company for any reason other than death, disability (as defined therein) or cause (as defined therein), Mr. Laurence Waxman will be entitled to receive all of the compensation he would otherwise be entitled to through the end of the term of the agreement. The employment agreement also contains provisions which restrict Mr. Laurence Waxman from competing with the Company or Consumer Products during the term of the agreement and for two years following the termination thereof.

STOCK OPTION GRANTS

         The following table sets forth the information noted for all grants of stock options made by the Company during fiscal 2000 to each of the executive officers named in the Summary Compensation Table:

                                     OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                          ----------------------------------------------------------
                                                                                                      POTENTIAL
                                                                                                   REALIZABLE VALUE
                                            % OF TOTAL                                            AT ASSUMED ANNUAL
                                             OPTIONS                                            RATES OF STOCK PRICE
                                           GRANTED TO                                          APPRECIATION FOR OPTION
                              OPTIONS       EMPLOYEES       EXERCISE                                  TERM (1)
                              GRANTED          IN            PRICE        EXPIRATION           ------------------------
           NAME                 (#)        FISCAL YEAR       ($/SH)           DATE             5% ($)           10% ($)
           ----                 ---        -----------       ------           ----             ------           -------
Mark W. Wester........        15,000           16.22%         $0.41     March 6, 2010           3,868            9,802



---------------

(1) The potential realizable values represent future opportunity and have not been reduced to present value in 2000 dollars. The dollar amounts included in these columns are the result of calculations at assumed rates set by the Securities and Exchange Commission for illustration purposes, and these rates are not intended to be a forecast of the Common Stock price and are not necessarily indicative of the values that may be realized by the named executive officer.

STOCK OPTION AND SAR EXERCISES

         The following tables set forth information with respect to (i) the number of unexercised options and SARs held by each of the Executive Officers named in the Summary Compensation Table who held options and/or SARs as of June 30, 2000 and (ii) the value of unexercised in-the-money options and SARs held by such persons as of June 30, 2000:

                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                                FISCAL YEAR-END OPTION/SAR VALUES
                                                                                                 Value of Unexercised
                                                                                                 In-the-Money Options
                                                                                                at Fiscal Year-End ($)
                               Shares        Value         Number of Unexercised           ---------------------------------
                            Acquired on    Realized    Options at Fiscal Year End (#)                                 Not
Name                        Exercise (#)      ($)       Exercisable / Unexercisable        Exercisable           Exercisable
----                        ------------  -----------   ---------------------------        -----------           -----------
OPTIONS:
Melvin Waxman..........          --           --            300,000    /     None                   0                   0
Armond Waxman..........          --           --            300,000    /     None                   0                   0
Laurence Waxman........          --           --            178,750    /   21,250                   0                   0
Mark Wester............          --           --             28,750    /   26,250                   0                   0



                                                                                                 Value of Unexercised
                                                                                                   In-the-Money SARs
                                                                                                  at Fiscal Year-End ($)
                               Value         Value         Number of Unexercised           ---------------------------------
                            Acquired on    Realized     SARs at Fiscal Year End (#)                                   Not
Name                        Exercise (#)      ($)       Exercisable / Unexercisable        Exercisable           Exercisable
----                        ------------  -----------   ---------------------------        -----------           -----------
SARS:

Melvin Waxman..........          --           --                200,000    /   None               0                     0
Armond Waxman..........          --           --                200,000    /   None               0                     0
Laurence Waxman........          --           --                100,000    /   None               0                     0

---------------


                  COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Committee") determines the compensation of the Company's Co-Chief Executive Officers. The Committee is comprised solely of non-employee directors who are not eligible to participate in any of the executive compensation programs of the Company. The proxy rules require the Committee to disclose the Committee's bases for compensation of executive officers and for compensation reported for Melvin and Armond Waxman, the Co-Chief Executive Officers of the Company, and to discuss the relationship between the Company's performance during fiscal 2000 and compensation.

         The Company's compensation policy reflects its belief that the compensation of its senior executive officers should provide total compensation reasonably comparable and competitive to that offered by similarly situated companies and to align the interests of its executive officers with the long term interests of the Company's stockholders with the grant of equity based awards. The object of these awards is to reinforce and advance the long-term interest of the Company and its stockholders. These awards provide rewards to executives upon the creation of incremental stockholder value and have the potential of providing significant benefit to the executives as the price of the Company's stock appreciates, thereby directly linking the interests of executives with those of stockholders. There were no equity based awards granted to any senior executive officer in fiscal 2000.

         Cash compensation of the Co-Chief Executive Officers is established by the Committee. Grants of stock options and other stock based awards for all executive officers and employees, including the Co-Chief Executive Officers, are awarded by the Company's Stock Option Committee. Both members of the Stock Option Committee are also members of the Compensation Committee.

         While competitive practices are taken into account in determining cash compensation, the Committee believes that the most important considerations in setting annual compensation are individual merit, the Company's financial performance and achievement of strategic objectives approved by the Board of Directors. The Committee does not apply any specific quantitative formula in making compensation decisions. The Committee appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors such as contributions of executive officers to the achievement of the Company's strategic goals in the difficult business environment in which it operates, the managerial effectiveness and teamwork of individual executive officers and the implementation of policies and measures that are intended to provide the stability and benefit the Company's long-term performance.

         The compensation of the Company's Co-Chief Executive Officers has been designed to provide them with a fair salary and to reward them for their ongoing efforts towards improving the efficiencies of the Company's continuing operations and deleveraging the Company. The Committee approved the base salary that was paid to each of them. Due, in part, to the Company's liquidity constraints, Messrs. Melvin Waxman and Armond Waxman received no discretionary bonuses during fiscal 2000. However, the members of the Committee do recognize the exemplary efforts of the Company's Co-Chief Executive Officers in forming a comprehensive debt restructuring agreement with the Company's bondholders and otherwise implementing the Company's financial restructuring program.

         The Committee does not establish the cash compensation levels for the Company's other executive officers. The Board has delegated to the Co-Chief Executive Officers the responsibility for establishing the salaries and bonuses payable to those individuals. However, the grants of stock options and other equity-based compensation are the responsibility of the Stock Option Committee. As a result, the members of the Committee are able to review and have input into the overall levels of compensation provided to executive officers and, in their role as Board members, are in a position to review the performances of those individuals with the Co-Chief Executive Officers.

         Section 162(m) of the Internal Revenue code of 1986, as amended (the "Code"), which was enacted in 1993, generally disallows a tax deduction for compensation paid or accrued in excess of $1 million with respect to the chief executive officer and each officer and each of the four most highly compensated employees of a publicly held corporation. Qualifying performance based compensation will not be subject to the deduction limit if certain requirements are met. The 1992 Stock Option Plan and the 1996 Directors Plan comply with these requirements. The cash compensation paid to the Co-Chief Executive Officers in fiscal 1999 exceeds the deduction limit of Section 162(m). However, given the substantial deferred tax assets of the Company, the inability to deduct a portion of such cash compensation will not have a material impact on the Company.

                                             MEMBERS OF THE COMMITTEE:

                                             Irving Z. Friedman
                                             Judy Robins

         The foregoing report of the Committee shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent that the Company specifically incorporated this information by reference, and shall not otherwise be deemed filed under such Acts.

PERFORMANCE GRAPH

         Set forth below is a graph comparing the yearly percentage change in the cumulative total stockholder return of the Company's Common Stock, the Standard & Poor's 500 Composite Stock Index and the Standard & Poor's Building Materials Index for the period of five fiscal years commencing with fiscal 1996. The graph assumes $100 invested on July 1, 1995 in the Company and each of the other indices.

                                PERFORMANCE GRAPH
                     COMPARISON OF CUMULATIVE TOTAL RETURN*


             Waxman Industries             S&P 500            Peer Group
             ----------------             -------            ----------

1996              100.00                   100.00              100.00
1997              360.00                   126.00              129.54
1998              380.00                   169.73              167.44
1999              300.00                   220.92              217.30
2000               32.50                   271.19              207.41


      * Total Return Assumes Reinvestment of Dividends

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mrs. Judy Robins, a member of the Compensation Committee, owns a 13% equity interest in Aurora Investment Company ("Aurora"). All of the other equity interests in Aurora are owned by Melvin Waxman (34%), Armond Waxman (34%) and members of their and Mrs. Robins' families (19%). Armond and Melvin Waxman are brothers and Judy Robins is their sister. The Company, pursuant to a lease dated June 30, 1992 (the

"Lease"), which expires on June 30, 2002 (with an option to renew for one additional term of five years), leases its office and warehouse facility located at 24455 Aurora Road, Bedford Heights, Ohio, from Aurora. The annual rent on the facility, consisting of approximately 125,000 square feet of space, is $326,716, which management believes is competitive with other rates in the area. In November 1998, the Company completed the relocation of its Consumer Products distribution center in Bedford Heights, Ohio to Groveport, Ohio. Until the termination of its lease in 2002, Consumer Products will continue to use the office portion of the facility leased from Aurora. The warehouse portion of this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. The Company received rental income from Handl-it, Inc. of $290,970 in fiscal 2000 for subletting the warehouse for a portion of fiscal 2000.

         Handl-it Inc., a corporation owned by John S. Peters, a director of and consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, provides Consumer Products with certain outside warehousing services under month-to-month rental arrangements from time to time. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. There was no rent paid by Consumer Products to Handl-it in fiscal 2000. Consumer Products Group also paid Handl-it Inc. approximately $40,000 for the cost of transportation of products in fiscal 2000.

         Effective July 1, 1999, WAMI Sales replaced an internally operated warehouse facility in Cleveland, Ohio with an arrangement with Handl-it Inc. to provide all warehousing, labor and shipping functions for a fee equal to a percentage of monthly sales plus other direct costs from this operation. The charge amounted to $74,000 in fiscal 2000. The Company believes that the terms are no less favorable than could have been obtained from an unaffiliated party.

ITEM 12.          SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

CAPITAL STOCK

         The following table sets forth, as of September 30, 2000 (except as noted in footnotes 8, 9 and 10 below), the number of shares of Common Stock and Class B Common Stock beneficially owned by each director and executive officers named in "Summary Compensation Table," by the directors and executive officers of the Company as a group and by each holder of at least five percent of Common Stock and Class B Common Stock known to the Company, and the respective percentage ownership of the outstanding Common Stock and Class B Common Stock and voting power held by each such holder and group. The mailing address for Messrs. Melvin, Armond and Laurence Waxman is the executive office of the Company.

                                            NUMBER OF SHARES                       PERCENTAGE
                                           BENEFICIALLY OWNED                       OWNERSHIP
                                     --------------------------------    --------------------------------
                                                          CLASS B                             CLASS B            PERCENTAGE
NAME AND                                COMMON            COMMON             COMMON           COMMON           OF AGGREGATE
BENEFICIAL OWNER                        STOCK             STOCK              STOCK             STOCK            VOTING POWER
--------------------------------     -------------     -------------     -------------     --------------      -------------
Melvin Waxman (1)...........              849,300          1,011,932           8.3%              47.2%             34.6%
Armond Waxman (2)...........            1,030,882            770,282          10.0               35.9              27.6
Laurence S. Waxman (3)......              560,025             55,252           5.5                2.6               3.5
John S. Peters (4)..........               31,300                 --           *                  --                *
Irving Friedman (5).........               25,000                 --           *                  --                *
Judy Robins (6).............              109,750             75,250           1.1                3.5               2.7
Mark W. Wester (7) .........               34,485                 --           *                  --                *
Directors and officers as
   a group (7 individuals)..            2,640,742          1,912,716          24.3               89.3              67.4
Pacific Asset Management
LLC (8).....................              720,400                 --           7.2                --                2.3
   1999 Avenue of the Stars
   Suite 2530,  Los Angeles,
   CA 90067
-----------------------------------------------------------------------------------------------------------------------------

Credit Suisse First Boston,
Inc. (9)....................              550,000                 --           5.5                --                1.8

11 Madison Avenue
   New York, NY 10010
Herzog,   Heine,  Geduld,  Inc.
(10) .......................              544,144                 --           5.5                --                1.7

   525 Washington Blvd.
   Jersey City, NJ 07310
------------------------------------------------------------------------------------------------------------------------------
* less than 1%

 (1) Includes 300,000 shares of Common Stock subject to options granted to Mr. Melvin Waxman pursuant to the Company's 1992 Non-Qualified and Incentive Stock Option Plan (the "1992 Stock Option Plan") and 100 shares of Common Stock owned by a member of Mr. Waxman's immediate family, as to which shares Mr. Waxman disclaims beneficial ownership. Does not include 200,000 shares of Common Stock subject to stock appreciation rights granted to Mr. Waxman by the Company which have vested but have a $3.375 trigger price.

 (2) Includes 300,000 shares of Common Stock subject to options granted to Mr. Armond Waxman pursuant to the 1992 Stock Option Plan and 100 shares of Common Stock owned by a member of Mr. Waxman's immediate family, as to which shares Mr. Waxman disclaims beneficial ownership. Does not include 200,000 shares of Common Stock subject to stock appreciation rights granted to Mr. Waxman by the Company which have vested but have a $3.375 trigger price.

 (3) Includes 178,750 shares of Common Stock subject to options granted to Mr. Laurence Waxman pursuant to the 1992 Stock Option Plan, 280,000 shares of Common Stock in a trust that is voted by Mr. Waxman, and 27,100 shares of Common Stock for which Mr. Waxman is custodian to his minor children. Does not include 100,000 shares of Common Stock subject to stock appreciation rights granted to Mr. Waxman by the Company which have vested but have a $3.375 trigger price.

 (4) Includes 26,250 shares of Common Stock subject to options granted to Mr. Peters pursuant to the 1992 Stock Option Plan.

 (5) Includes 20,000 shares of Common Stock subject to options granted to Mr. Friedman pursuant to the 1994 Non-Employee Directors Stock Option Plan (the "1994 Directors Plan") and 5,000 shares of Common Stock granted to Mr. Friedman pursuant to the 1996 Non-Employee Directors' Restricted Share Plan (the "1996 Directors Plan").

(6) Includes 20,000 and 10,000 shares of Common Stock subject to options granted to Mrs. Robins as a director, pursuant to the 1994 Directors Plan, and to her spouse as Corporate Secretary of the Company, respectively, and 15,000 shares of Common Stock granted to Mrs. Robins pursuant to the 1996 Directors Plan.

(7) Includes 28,750 shares of Common Stock subject to options granted to Mr. Wester pursuant to the 1992 Stock Option Plan.

(8) The information set forth in the table with respect to Pacific Asset Management LLC was obtained from its Form 13F-HR as filed with the Securities and Exchange Commission on May 14, 1999.

(9) The information set forth in the table with respect to Credit Suisse First Boston, Inc. was obtained from a Statement on Schedule 13G, dated February l3, 1998, filed with the Securities and Exchange Commission. Such Statement reflects Credit Suisse First Boston, Inc.'s beneficial ownership as of December 31, 1997.

(10) The information set forth in the table with respect Herzog, Heine, Geduld, Inc. was obtained from a Statement on Schedule 13G, filed with the Securities and Exchange Commission. Such Statement reflects Herzog, Heine, Geduld, Inc.'s beneficial ownership as of December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2000, the Company and Barnett provided to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. The Company and Barnett entered into an Intercorporate Agreement (the "New Intercorporate Agreement") under which the Company provides certain managerial, administrative and financial services to Barnett and is paid by Barnett for the allocable cost of the salaries and expenses of the Company's employees while they are rendering such services. Barnett also reimburses the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the New Intercorporate Agreement, Barnett also provided certain services to U.S. Lock until its sale. These services included the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company paid Barnett the allocable cost of the salaries and expenses of Barnett's employees while they were performing such services. The Company also reimbursed Barnett for all actual out-of-pocket disbursements to third parties by Barnett required for the provision of such services. The net effect of these charges is not material. The New Intercorporate Agreement was terminated in connection with the September 29, 2000 sale of Barnett.

         All amounts incurred by the Company on behalf of Barnett, have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company, have been reimbursed by the Company and are reflected in selling, general and administrative expenses in the accompanying statements of operations. As a result of the sale of U.S. Lock, Barnett no longer provides the Company with selling, general and administrative services.

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

October 23, 2000

                                  WAXMAN INDUSTRIES, INC.

                                  By: /s/ Mark Wester
                                     ------------------------------------------
                                     Name:  Mark Wester
                                     Title:  Vice President - Finance and Chief
                                             Financial Officer