Form 10-Q
period 2000-09-30
WAXMAN INDUSTRIES INC
filed 2000-11-14
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                                           ------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM ____________ TO ______________


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

9,976,412 shares of Common Stock, $.01 par value, and 2,142,058 shares of Class B Common Stock, $.01 par value, were outstanding as of November 3, 2000.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 2000 and 1999 ..................................................           3

            Condensed Consolidated Balance Sheets - September 30, 2000 and June 30, 2000.....................           4 -5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 2000 and 1999...................................................           6

            Notes to Condensed Consolidated Financial Statements.............................................           7 - 12

Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations .............................................................           13 - 19

PART II. OTHER INFORMATION

Item 5. Other Information....................................................................................           20

Item 6. Exhibits and Reports on Form 8-K.....................................................................           20


SIGNATURES


EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Three Months
                                                                            ------------
                                                                        2000               1999
                                                                        ----               ----
Net sales                                                           $ 17,443           $ 22,837

Cost of sales                                                         12,196             15,652
                                                                    --------           --------
Gross profit                                                           5,247              7,185

Selling, general and administrative expenses                           5,659              6,773

Restructuring, impairment and procurement charges                        504                150
                                                                    --------           --------
Operating (loss) income                                                 (916)               262

Equity earnings of Barnett                                             1,370              1,604

Gain on sale of Barnett, net                                          47,473                 --

Amortization of deferred U.S. Lock gain                                7,815                 51

Interest expense, net                                                  4,725              4,318
                                                                    --------           --------
Income (loss) before income taxes and extraordinary charge            51,017             (2,401)

Provision for income taxes                                             2,750                233
                                                                    --------           --------
Income (loss) from continuing operations before
extraordinary charge                                                  48,267             (2,634)

Extraordinary charge, net of taxes                                        57                 --
                                                                    --------           --------

Net income (loss)                                                   $ 48,210           $ (2,634)
                                                                    ========           ========

Other comprehensive income:
Foreign currency translation adjustment                                  (72)               121
                                                                    --------           --------
Comprehensive income (loss)                                         $ 48,138           $ (2,513)
                                                                    ========           ========

Income (loss) per share (basic and diluted):
Income (loss) from continuing operations before
extraordinary charge                                                $   3.98           $  (0.22)
Extraordinary charge                                                      --                 --
                                                                    --------           --------
Net income (loss)                                                   $   3.98           $  (0.22)
                                                                    ========           ========

Weighted average shares and equivalents                               12,118             12,057
                                                                    ========           ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                 (IN THOUSANDS)

                                     ASSETS

                                                        September 30,      June 30,
                                                            2000             2000
                                                         (Unaudited)       (Audited)
                                                         -----------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $    903           $   811
  Restricted cash                                           39,024                --
  Trade receivables, net                                    11,284            12,068
  Other receivables                                          4,164             3,656
  Inventories                                               14,233            15,351
  Prepaid expenses                                           1,424             1,853
                                                          --------           -------
    Total current assets                                    71,032            33,739
                                                          --------           -------

INVESTMENT IN BARNETT                                           --            42,896
                                                          --------           -------

PROPERTY AND EQUIPMENT:
  Land                                                         579               585
  Buildings                                                  4,532             4,545
  Equipment                                                 11,059            11,061
                                                          --------           -------
                                                            16,170            16,191
  Less accumulated depreciation and amortization            (7,308)           (7,137)
                                                          --------           -------
  Property and equipment, net                                8,862             9,054
                                                          --------           -------

UNAMORTIZED DEBT ISSUANCE COSTS, NET                         2,154             2,444
DEFERRED TAX ASSET                                              --               367
OTHER ASSETS                                                 4,089             5,746
                                                          --------           -------
                                                          $ 86,137           $94,246
                                                          ========           =======


     The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         September 30,          June 30,
                                                                             2000                 2000
                                                                          (Unaudited)           (Audited)
                                                                           ---------            ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                                        $  10,172            $  20,366
  Accounts payable                                                             6,075                6,512
  Accrued liabilities                                                          4,343                3,018
  Accrued income taxes payable                                                 1,389                  394
  Accrued interest                                                             3,944                8,231
                                                                           ---------            ---------
      Total current liabilities                                               25,923               38,521
                                                                           ---------            ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                     739                  780

SENIOR SECURED DEFERRED COUPON NOTES, NET                                     91,880               91,818
SENIOR NOTES                                                                      --               35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                                                --                7,815

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                          --                   --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,976 at September 30, 2000
    and June 30, 2000                                                             99                   99
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,142 at September 30, 2000
    and June 30, 2000                                                             21                   21
  Paid-in capital                                                             21,752               21,752
  Retained deficit                                                           (53,546)            (101,756)
                                                                           ---------            ---------
                                                                             (31,674)             (79,884)
  Accumulated other comprehensive income                                        (731)                (659)
                                                                           ---------            ---------

    Total stockholders' deficit                                              (32,405)              (80,543)
                                                                           ---------            ---------
                                                                           $  86,137            $   94,246
                                                                           =========            ==========




     The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                                   2000               1999
                                                                                 --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $ 48,210             $ (2,634)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Extraordinary loss-write-off of deferred financing costs, net                    57                   --
      Gain on sale of Barnett stock, net                                          (47,473)                  --
      Non-cash interest                                                                62                   62
      Amortization of deferred U.S. Lock gain                                      (7,815)                 (51)
      Equity earnings of Barnett                                                   (1,370)              (1,604)
      Depreciation and amortization                                                   602                  616
      Deferred income taxes                                                           367                    3
  Changes in assets and liabilities:
    Trade receivables, net                                                            784               (3,750)
    Inventories                                                                     1,118                1,434
    Other assets                                                                   (1,033)              (2,012)
    Accounts payable                                                                 (437)                 (14)
    Accrued liabilities                                                             1,325                 (224)
    Accrued interest                                                               (4,287)               1,960
    Accrued taxes                                                                     995                 (265)
    Other, net                                                                        (72)                 121
                                                                                 --------             --------
      Net Cash Used in Operating Activities                                        (8,967)              (6,358)
                                                                                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of Barnett stock                                          94,503                   --
  Capital expenditures, net                                                          (330)                (476)
                                                                                 --------             --------
      Net Cash (Used in) Provided by Investing Activities                          94,173                 (476)
                                                                                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                               16,386               20,109
  Payments under credit agreements                                                (26,580)             (14,292)
  Debt issuance costs                                                                  --                 (128)
  Retirement of 11 1/8% Senior Secured Notes due 2001                             (35,855)                  --
  Restricted cash to retire the 123/4% Deferred Coupon Notes due 2004             (39,024)                  --
  Repayments of long-term debt, net                                                   (41)                 (96)
                                                                                 --------             --------
      Net Cash (Used in) Provided by
        Financing Activities                                                      (85,114)               5,593
                                                                                 --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   92               (1,241)

BALANCE, BEGINNING OF PERIOD                                                          811                1,322
                                                                                 --------             --------

BALANCE, END OF PERIOD                                                           $    903             $     81
                                                                                 ========             ========


     The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. Until its sale on September 29, 2000, the Company owned 44.2% of the common stock of Barnett Inc. (the "Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products, and accounted for Barnett Inc. ("Barnett") under the equity method of accounting.

         The condensed consolidated statements of operations for the three months ended September 30, 2000 and 1999, the condensed balance sheet as of September 30, 2000 and the condensed statements of cash flows for the three months ended September 30, 2000 and 1999 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2000 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2000 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (as amended by a Form 10-KA-1 filed with the Securities and Exchange Commission on October 23,
2000) and the Company's Current Report on Form 8-K's dated July 17, 2000 and October 12, 2000, filed with the Securities and Exchange Commission in connection with the sale of Barnett Common Stock and the Company's comprehensive financial reorganization plan. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Note 9 in this Form 10-Q.

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

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), Medal of Pennsylvania, Inc. ("Medal", formerly known as WOC Inc. ("WOC")), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing and floor and surface protection products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. Medal is a supplier of plumbing and hardware products to smaller, independent retailers. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan. Until the sale of Western American Manufacturing Inc. ("WAMI") effective March 31, 2000, TWI also included a manufacturing operation in Mexico that threaded galvanized, black, brass, and chrome pipe and imported malleable fittings. Consumer Products, WAMI Sales and Barnett utilize the Company's and non-affiliated foreign suppliers.

         Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,000 active customers throughout the United States. The Company recorded equity earnings from this investment of $1.4 million and $1.6 million for the first fiscal quarters ended September 30, 2000 and 1999, respectively. The Barnett Common Stock traded on the Nasdaq National Market under the symbol "BNTT" until the completion of the acquisition of Barnett by a subsidiary of Wilmar Industries, Inc. (the "Barnett Merger") on September 27, 2000.

NOTE 3 - SALE OF  INTEREST IN BARNETT

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock, which increased the Company's ownership in Barnett to 7,186,530 shares. On July 10, 2000, the Company announced that it had reached an agreement to monetize the remaining Barnett Common Stock for $13.15 per share as part of the Barnett Merger. An additional agreement reached at the time of the Barnett Merger provided for the sale of enough shares of Barnett Common Stock, based on a ten day average market price, to provide the $2 million needed by Waxman USA to pay its September 1, 2000 Senior Note interest payment. Accordingly, on September 1, 2000, the Company sold 160,723 shares of common stock to Barnett, reducing its remaining interest in Barnett to 7,025,807. The agreement also provided for the Company to receive the difference in the market price paid for the shares sold on September 1, 2000 and the $13.15 offering price within ten days following the Barnett Merger closing. The Barnett Merger was approved by Barnett's shareholders on September 27, 2000, and the Company's remaining shares of Barnett Common Stock were sold on September 29, 2000.

         The gross proceeds from the sale of the 7,186,530 shares of Barnett Common Stock amounted to $94.5 million. The Company's equity investment in Barnett amounted to $44.3 million immediately prior to the sale, including equity earnings recognized by the Company in the quarter ended September 30, 2000 of $1.4 million. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs associated with the Barnett Merger and other costs associated with the comprehensive financial restructuring of the Company. In addition, the Company recognized $7.8 million in deferred gain on the sale of U.S. Lock in the quarter ended September 30, 2000, which was being recognized as Barnett amortized the goodwill associated with its purchase of U.S. Lock.

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

         At June 30, 2000, the Company had $66.7 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2020. The Company also had alternative minimum tax carryforwards of approximately $1.0 million at June 30, 2000, which are available to reduce future regular income taxes over an indefinite period. At June 30, 2000, the Company's net deferred tax assets were substantially offset by a valuation allowance, except for the deferred tax asset related to state taxes paid on the deferred gain on the U.S. Lock Sale, due to the uncertainty of the completion of the Barnett Merger and the other components of the comprehensive financial restructuring plan. The Company generated taxable income in the quarter ended September 30, 2000 in excess of $50 million, primarily related to the Barnett Merger. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company was required to compute its federal tax provision based on the alternative minimum tax method, which only allows the utilization of net operating losses to the extent of 90 percent of taxable income. Using this method, the Company utilized approximately $45.2 million of its net operating loss carryforwards to offset a portion of its federal tax liability. The Company's federal tax provision, based on the alternative minimum tax method, is approximately $1.8 million. The remaining tax provision for the quarter ended September 30, 2000 represents the provision for state and various foreign taxes. The Company believes that the completion of the comprehensive financial restructuring plan will result in the elimination of all of its remaining net operating loss carryforwards.

         The Company's tax provision for the three months ended September 30, 1999 represent the provision for various state and foreign taxes.

NOTE 5 - RESTRUCTURING, IMPAIRMENT AND PROCUREMENT CHARGES

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal period incurred. The Company did not incur any procurement costs related to type (i) above in the quarter ended September 30, 2000, as compared to $150,000 of costs it incurred in the first quarter of fiscal 2000. The Company incurred $154,000 of procurement costs related to (ii) above in the first quarter of fiscal 2001, but did not incur this type of procurement costs in the fiscal 2000 first quarter. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for (iii) above totaled $596,000 in the fiscal 2001 first quarter and $0.3 million for the fiscal 2000 first quarter, which are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.

         In addition, Consumer Products recorded $350,000 in restructuring charges during the quarter ended September 30, 2000 which were associated its closed warehouses.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the three months ended September 30, 2000 and 1999 included interest of $8.5 million and $2.1 million, respectively. The Company made no federal income tax payments in the first quarters of fiscal 2001 or fiscal 2000. The Company paid approximately $4,000 and $0.4 million in state taxes for the three months ended September 30, 2000 and 1999, respectively.

         The Company has restricted cash of $39.0 million, relating to the cash held in a segregated account to be used to settle the total amount due the Deferred Coupon Note holders upon approval of the Joint Plan (as defined hereinafter in Note 9) by the Courts.

NOTE 7 - EARNINGS PER SHARE

         Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. When the Company is in a loss position, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for the quarter ended September 30, 1999. For the quarter ended September 30, 2000, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):


                                      Three months     Three months
                                         ended            ended
                                      September 30,    September 30,
                                          2000             1999
                                          ----             ----
         Basic                           12,118           12,057
         Diluted                         12,118           12,057

         Basic                           12,118           12,057
           Dilutive effect of:
             Stock options                   --               --
             Warrants                        --               --
                                        -------          -------
         Diluted                         12,118           12,057

NOTE 8 - SEGMENT INFORMATION

         The Company's businesses distribute specialty plumbing products, floor and surface protection products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings, and other products. Since the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's other wholly-owned operations, which primarily sell to retailers, and to Barnett, a distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to
(i) retail operations, including large national and regional retailers, do-it-yourself ("D-I-Y") home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are not significant. Until the January 1, 1999 sale of U.S. Lock, the Company also distributed security hardware to non-retail operations, including security hardware installers and locksmiths. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).


                                                          Corporate
                                 Retail     Non-Retail    and Other    Elimination      Total
                                 ------     ----------    ---------    -----------      -----
Reported net sales:
Fiscal 2001 three months         $12,515      $ 6,534          --        $(1,606)      $17,443
Fiscal 2000 three months          17,350        8,579          --         (3,092)       22,837


Operating income (loss):
Fiscal 2001 three months         $  (191)     $    88     $  (813)            --       $  (916)
Fiscal 2000 three months            (927)         220        (885)            --           262


Identifiable assets:
September 30, 2000               $28,508      $13,249     $44,380             --       $86,137
June 30, 2000                     31,517       13,125      49,604             --        94,246


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $7.9 million and $11.7 million for the first quarter of fiscal 2001 and 2000, respectively. Of these amounts, approximately $1.6 million and $3.1 million were intercompany sales for the first quarter of fiscal 2001 and 2000, respectively. Identifiable assets for the foreign operations were $14.6 million and $14.6 million at September 30, 2000 and June 30, 2000, respectively.

NOTE 9 - COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN/CHAPTER 11 FILING

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company undertook various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. However, the Company believed that it would have been unable to continue to make all of the interest and principal payments under its debt obligations without the monetization of the value of the shares of the Barnett Common Stock owned by the Company and the development of a comprehensive financial restructuring plan. The key developments in the comprehensive financial restructuring are as follows:

         o On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87.6% of the $92.8 million outstanding principal amount of the Waxman Industries' 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc., a direct wholly-owned subsidiary of the Company, entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

         o On July 10, 2000, the Company announced that it had reached agreements with the Committee, among others, for the monetization of its Barnett Common Stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote its 7,186,530 shares of Barnett Common Stock owned by Waxman USA Inc. in favor of the acquisition of Barnett by Wilmar Industries, Inc. for $13.15 per share.

         o On August 28, 2000, the Company and the Committee commenced the solicitation for the approval of the Deferred Coupon Note holders for the jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the "Joint Plan"). Under the Joint Plan, the holders of the Deferred Coupon Notes are the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions were included in the filing and they continue to pay their trade creditors, employees and other liabilities under normal conditions.

         o On September 1, 2000, the Company sold to Barnett 160,723 shares of Barnett Common Stock to fund the interest due on the Company's Senior Notes.

         o On September 27, 2000 the Barnett shareholders approved the Barnett Merger.

         o On September 28, 2000, approximately 97% of the Deferred Coupon Note holders voted in favor of accepting the Joint Plan, with the remaining holders not voting.

         o On September 29, 2000, the Company received gross proceeds from the sale of the remaining Barnett Common Stock, which together with the shares sold to Barnett on September 1, 2000, amounted to $94.5 million. The Company utilized the proceeds from the sale of the Barnett Common Stock owned by Waxman USA in the following order:

            o paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.

            o reduced its borrowings under its working capital credit facility by approximately $10 million.

            o retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.

            o paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.

            o funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, to be used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.

         o On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition seeks ratification by the court of the Debt Reduction Agreement that was jointly sponsored with the Committee to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes (the " Joint Plan"). Under the Joint Plan, the only impaired creditor would be the Deferred Coupon Note holders. On October 4, 2000, the first day orders were approved and, based on the overwhelming support by the holders of 97% of the Deferred Coupon Notes, the date of November 14, 2000 was set for the confirmation hearing to effectuate terms of the Joint Plan.

         The Company expects to complete its comprehensive financial restructuring plan in the fiscal 2001 second quarter ended December 31, 2000. As part of that plan, the principal and accrued interest on its Deferred Coupon Notes will be settled for approximately $39.0 million. At September 30, 2000, the Deferred Coupon Note principal balance was $91.8 million and accrued interest amounted to $3.9 million. The Company expects to report income from the defeasance of this debt when the contemplated transaction is completed.

         Based on an agreement with the Company's current working capital lender, Congress Financial Corporation, debtor in possession financing was not necessary, and Congress will continue to provide financing during and after the financial reorganization. All obligations and trade debt of Waxman USA and all of the operating subsidiaries will continue to be paid under normal trade conditions. Certain pre-petition debts of the Company, principally benefit related obligations, will be paid as they are due. Post petition debts will also be paid as they are due. Other than the obligations due to the Deferred Coupon Note holders, the Company expects to pay all of its pre-petition debts unaffected by the Chapter 11.

         Although the Company has sold its investment in Barnett, there is always a risk associated with filing Chapter 11. There can be no certainty that the Company's Joint Plan will be confirmed or that the remaining elements of the comprehensive financial restructuring plan will be completed as currently contemplated. However, the Company believes that it will successfully exit from its Chapter 11 filing shortly after the confirmation hearing scheduled for November 14, 2000. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to complete its comprehensive financial restructuring in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

RECENT DEVELOPMENTS

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company undertook various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. However, the Company believed that it would have been unable to continue to make all of the interest and principal payments under its debt obligations without the monetization of the value of the shares of the Barnett Common Stock owned by the Company and the development of a comprehensive financial restructuring plan. The key developments in the comprehensive financial restructuring are as follows:

         o On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of the Waxman Industries' 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc., a direct wholly-owned subsidiary of the Company, entered into an agreement (the "Debt Reduction Agreement") that provides, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

         o On July 10, 2000, the Company announced that it had reached agreements with the Committee, among others, for the monetization of its Barnett Common Stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote its 7,186,530 shares of Barnett Common Stock owned by Waxman USA Inc. in favor of the acquisition of Barnett by Wilmar Industries, Inc. for $13.15 per share.

         o On August 28, 2000, the Company and the Committee commenced the solicitation for the approval of the Deferred Coupon Note holders for the jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the "Joint Plan"). Under the Joint Plan, the holders of the Deferred Coupon Notes are the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions were included in the filing and they continue to pay their trade creditors, employees and other liabilities under normal conditions.

         o On September 1, 2000, the Company sold to Barnett 160,723 shares of Barnett Common Stock to fund the interest due on the Company's Senior Notes.

         o On September 27, 2000 the Barnett shareholders approved the Barnett Merger.

         o On September 28, 2000, approximately 97% of the Deferred Coupon Note holders voted in favor of accepting the Joint Plan, with the remaining holders not voting.

         o On September 29, 2000, the Company received gross proceeds from the sale of the remaining Barnett Common Stock, which together with the shares sold to Barnett on September 1, 2000, amounted to $94.5 million. The Company utilized the proceeds from the sale of the Barnett Common Stock owned by Waxman USA in the following order:

            o paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.

            o reduced its borrowings under its working capital credit facility by approximately $10 million.

            o retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.

            o paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.

            o funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, to be used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.

         o On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition seeks ratification by the court of the Debt Reduction Agreement that was jointly sponsored with the Committee to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes (the " Joint Plan"). Under the Joint Plan, the only impaired creditor would be the Deferred Coupon Note holders. On October 4, 2000, the first day orders were approved and, based on the overwhelming support by the holders of 97% of the Deferred Coupon Notes, the date of November 14, 2000 was set for the confirmation hearing to effectuate terms of the Joint Plan.

         The Company expects to complete its comprehensive financial restructuring plan in the fiscal 2001 second quarter ended December 31, 2000. As part of that plan, the principal and accrued interest on its Deferred Coupon Notes will be settled for approximately $39.0 million. At September 30, 2000, the Deferred Coupon Note principal balance was $91.9 million and accrued interest amounted to $3.9 million. The Company expects to report income from the defeasance of this debt when the contemplated transaction is completed.

         Based on an agreement with the Company's current working capital lender, Congress Financial Corporation, debtor in possession financing was not necessary, and Congress will continue to provide financing during and after the financial reorganization.

         The Company believes that the completion of the transactions set forth in the Debt Reduction Agreement will result in a stronger company. In addition to the reduced debt levels of the Company, the Company's balance sheet will be strengthened significantly as a result of the anticipated net after tax gain on the sale of Barnett Common Stock, the discount on the redemption of the Deferred Coupon Notes, net of the write-off of the unamortized debt issuance costs, the realization for accounting purposes of the deferred gain on the sale of U.S. Lock, and the utilization of the Company's net operating loss carryforwards. Furthermore, the elimination of the indebtedness from the Senior Notes and Deferred Coupon Notes will reduce the Company's annual interest expense by approximately $16 million.

         Although the Company has sold its investment in Barnett, there is always a risk associated with filing Chapter 11. There can be no certainty that the Company's Joint Plan will be confirmed or that the remaining elements of the comprehensive financial restructuring plan will be completed as currently contemplated. However, the Company believes that it will successfully exit from its Chapter 11 filing shortly after the confirmation hearing scheduled for November 14, 2000. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and, as such, adjustments to the financial statements, if any, that may be required for presentation on another basis have not been considered. (See Note 9)

         Over the past several years, the Company continuously evaluated, and when appropriate pursued, various options to streamline its operations, reduce expenses and improve cash flow and margins. As part of that process, effective March 31, 2000, the Company sold nearly all of the assets and certain liabilities of Western American Manufacturing Inc., a company that manufactured galvanized, black, brass, and chrome pipe nipples in Tijuana, Mexico, for $1.8 million in cash. The Company believes that sourcing pipe nipples will result in improved profit levels for the operations that distribute those products. In the fourth quarter of fiscal 2000, Consumer Products consolidated certain operations to improve its efficiencies, including the closure of its Grand Prairie, Texas distribution center and packaging operations in Tijuana, Mexico. Distribution operations for Consumer Products will be conducted from a national distribution center near Columbus, Ohio, while the packaging operations will be conducted at the Company's operations in China and Taiwan. In June 2000, the Company closed its Premier Faucet Corporation facility in China that manufactured faucets and faucet components. The Company will continue to distribute faucets that have been assembled by the Company, with components manufactured by outside suppliers.

A. RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Sales

         Net sales for the fiscal 2001 first quarter ended September 30, 2000 totaled $17.4 million, a decrease of $5.4 million as compared to $22.8 million for the same period in the prior fiscal year. Included in the prior year were $1.4 million in net sales for WAMI Manufacturing, which was sold effective March 31, 2000, and Premier Faucet, which was closed in June 2000. The Company also reported $0.6 million in procurement costs that were reported as a contra-sale, because they were associated with the repurchase of inventory. In addition, the net sales decrease was due to weaker than anticipated net sales to retailers, including sales made through the direct import program from our Asian operations. The Company also believes that many retailers have reduced inventories in anticipation of a slowing economy and for cash management purposes.

         Net sales to retailers amounted to $12.5 million and $17.4 million for the quarters ended September 30, 2000 and 1999, respectively. The reduction is due to weaker sales to several retailers, including Kmart, and the loss of Associated Distributors, Inc., which closed all but 11 of its stores in August 2000. The Company believes that Associated Distributors, which accounted for nearly $2.2 million of Consumer Products net sales in fiscal 2000, will change its strategy for its remaining stores and will discontinue the distribution of plumbing products. Prior year net sales were also higher than normal due to the start or expansion of sales programs with certain retailers, which results in a larger initial stocking order at all locations.

         Non-retail sales amounted to $6.5 million and $8.6 million for the quarters ended September 30, 2000 and 1999, respectively. The reduction is primarily the result of the non-inclusion of sales for WAMI Manufacturing and Premier Faucet in the current period's results.

         Effective March 31, 2000, the Company sold substantially all of the assets, net of certain liabilities, of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales of $1.1 million and operating income of $10,000 for WAMI have been consolidated in the results of operations for the quarter ended September 30, 1999.

Gross Profit

         Gross profit for the fiscal 2001 first quarter was $5.2 million, with a gross profit margin of 30.6 percent, as compared to gross profit of $7.2 million and a gross profit margin of 31.5 percent for the three months ended September 30, 1999. The decrease in the gross margin is primarily attributable to procurement costs charged as a contra-sale and a higher proportion of sales from the direct import sales program, which has a lower gross margin as well as lower selling, general and administrative expenses. In addition, competitive pricing pressure from overseas suppliers of pipe nipples and valves has reduced the Company's sales and gross margins for those products.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A expenses") amounted to $5.7 million and $6.8 million for the quarters ended September 30, 2000 and 1999. SG&A expenses as a percentage of net sales increased from 29.7% for the fiscal 2000 first quarter to 32.9% for the fiscal 2001 first quarter. The increased percentage of SG&A expenses to net sales is due to relatively fixed costs being spread over a lower net sales base. The Company has improved its cost structure with the consolidation of Consumer Products Group's distribution operations into one national center and the relocation of its packaging operations to the Company's facilities overseas. However, the decrease of 16.4% in expenses did not keep pace with the 24.8% reduction in net sales.

Restructuring, Impairment and Procurement Charges

         In the first quarter of fiscal 2001 and 2000, Consumer Products recorded a procurement charge of $154,000 and $150,000, respectively, representing the amount paid by the Company to new or existing customers for the right to supply such customers for a specified period. In addition, Consumer Products recorded $350,000 in restructuring charges in the quarter ended September 30, 2000 for costs associated with its closed warehouse facilities. Based on current estimates, the Company believes it has provided for all remaining costs to be incurred in connection with the closing of these facilities.

Equity Earnings of Barnett

         The Company recorded equity earnings from its ownership interest in Barnett of $1.4 million and $1.6 million for the quarters ended September 30, 2000 and 1999, respectively. As detailed in Note 3, the Company sold its equity investment in Barnett on September 29, 2000 as part of its comprehensive financial restructuring plan.

Gain on Sale of Equity Investment and Amortization of Deferred Gain on Sale of U.S. Lock

         On July 10, 2000, the Company announced that it has reached an agreement to monetize its 7,186,530 shares of Barnett Common Stock for $13.15 per share in connection with the Barnett Merger. On September 1, 2000, as part of the agreement on the Barnett Merger, the Company sold to Barnett 160,723 shares the Barnett Common Stock to fund the amount needed to pay the interest on its Senior Notes. The Barnett Merger was approved by Barnett's shareholders on September 27, 2000, and the Company's remaining shares of Barnett Common Stock were sold on September 29, 2000. The gross proceeds from the sale of the 7,186,530 shares of Barnett Common Stock amounted to $94.5 million. The Company's equity investment in Barnett amounted to $44.3 million immediately prior to the sale. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs associated with the Barnett Sale and other costs associated with the comprehensive financial restructuring of the Company.

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.2% of Barnett, the acquirer of U.S. Lock. Until the sale of its remaining interest in Barnett, the Company recognized the deferred gain as the goodwill generated by the purchase of U.S. Lock was amortized by Barnett, resulting in an amortization of the deferred gain of $51,000 in the quarter ended September 30, 1999. As a result of the sale of its remaining interest in Barnett, the Company recognized the remaining $7.8 million of unamortized deferred gain in the quarter ended September 30, 2000.

Interest Expense

         For the quarter ended September 30, 2000, net interest expense totaled $4.7 million, as compared to $4.3 million in the fiscal 1999 first quarter. Average borrowings for the current year's quarter amounted to $147.2 million, with a weighted average interest rate of 12.2%, as compared to $130.2 million in the same quarter last year, with a weighted average interest rate of 12.6%. The average borrowings were lower in the prior year due to significant use of cash to fund interest payments and costs associated with the financial restructuring, while the weighted average interest rate remained consistent.

Provision for Income Taxes

         In the quarter ended September 30, 2000, the Company's tax provision amounted to $2.8 million. While the income recognized in the quarter ended September 30, 2000 generated taxable income, the Company utilized a portion of its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability. The Company was able to utilize a portion of these tax assets to offset its federal tax liability calculated using the regular tax method. However, the Company has provided for federal taxes based on the alternative minimum tax method in the quarter ended September 30, 2000, which will be paid in the fiscal 2001 second quarter, and for state and various foreign taxes.

         For the quarter ended September 30, 1999, the provision for income taxes amounted to $0.2 million. The provision for this period primarily represents various state and foreign taxes of the Company's wholly-owned operations. For the fiscal 2000 first quarter, the difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization.

Extraordinary Charge

         In the quarter ended September 30, 2000, the Company retired the Waxman USA Inc. Senior Notes with a portion of the proceeds from the Barnett Sale. Accordingly, the Company reported an extraordinary charge of $57,000, net of a tax benefit of $38,000 to write-off the deferred loan costs associated with the Senior Notes.

Net Income (Loss)

         The Company reported net income of $48.2 million, or $3.98 per basic and diluted share, for the fiscal 2001 first quarter ended September 30, 2000. The significant change in net income is due to the recognition of a $47.5 million net gain on the Barnett Sale and $7.8 million of previously deferred gain from the sale of U.S. Lock.

         The Company's net loss for the quarter ended September 30, 1999 amounted to $2.6 million, or $0.22 per basic and diluted share.


B. LIQUIDITY AND CAPITAL RESOURCES

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and by improving the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and/or improve its financial flexibility during that period. These efforts recently resulted in the development of a comprehensive financial restructuring plan, including a Debt Restructuring Agreement with an ad hoc committee that owned approximately 87.6 percent of the Company's Deferred Coupon Notes and nearly 65 percent of the Senior Notes. An integral component of the Debt Restructuring Plan was the sale of all of the Company's remaining interest in Barnett. See Note 9 and "Management's Discussion and Analysis - Recent Developments" in this Form 10-Q for a discussion of the Company's sale of its interest in Barnett and the development of the comprehensive financial restructuring plan.

         On September 1, 2000 the Company sold 160,723 shares of its 7,186,530 shares of Barnett Common Stock to Barnett for $2.0 million, which the Company used to pay the September 1, 2000 interest due on its Senior Notes. This sale was made pursuant to the agreements relating to the acquisition of Barnett by Wilmar, and additional consideration was received in October 2000 to increase the per share price to $13.15 per share. On September 29, 2000, the Company's remaining shares were sold to Wilmar, bringing the total gross proceeds received to $94.5 million for the sale of the 7,186,530 shares of Barnett Common Stock. The Company utilized the net proceeds as follows:

            o paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.

            o reduced its borrowings under its working capital credit facility by approximately $10 million.

            o retired all of its approximately $35.9 million in Senior Notes, plus accrued interest.

            o paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.

            o funded a dedicated account with approximately $39.0 million, to be used for the full satisfaction of the Deferred Coupon Notes, including accrued interest.

         As part of its comprehensive financial restructuring plan, on October 2, 2000, the Company filed its Chapter 11 Joint Plan of Reorganization with the courts. On October 4, 2000, the First Day Orders were approved and, based on the overwhelming support of 97% of the Deferred Coupon Note holders, the date of November 14, 2000 was set for the confirmation hearing to effectuate terms of the Joint Plan. The Company believes that the approval of the Joint Plan, along with the retirement of the Senior Notes and reduction of its bank working capital debt, will improve its financial condition significantly, as well as reduce its interest expense by approximately $17 million per year.

         The Company expects to complete its comprehensive financial restructuring plan in the fiscal 2001 second quarter ended December 31, 2000. As part of that plan, the principal and accrued interest on its Deferred Coupon Notes will be settled for approximately $39.0 million. At September 30, 2000, the Deferred Coupon Note principal balance was $91.8 million and accrued interest amounted to $3.9 million. The Company expects to report income from the defeasance of this debt when the contemplated transaction is completed.

         Based on an agreement with the Company's current working capital lender, Congress Financial Corporation, debtor in possession financing was not necessary, and Congress will continue to provide financing during and after the financial reorganization. The financial reorganization does not involve any of the Company's operating subsidiaries, which have their own bank credit facility with Congress. These operating companies will continue to pay all of their trade creditors, employees and other liabilities under normal trade conditions.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal of Pennsylvania, Inc. (formerly known as WOC Inc.), WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million. The Loan and Security Agreement provided, among other things, for revolving credit advances of up to $22.0 million. This facility decreased to $20 million with the completion of the Barnett Sale. As of September 30, 2000, the Company had $8.4 million in borrowings under the revolving credit line of the facility and had approximately $3.5 million available under such facility. The Loan and Security Agreement expires on September 1, 2001, but may be extended under certain conditions. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $10.0 million. or (ii) of 70% of the market value of 1,000,000 shares of Barnett Common Stock. As a result of the Barnett Sale, there is no longer any portion of the credit facility based on the value of the Barnett Common Stock.

         Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at September 30, 2000. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales and Medal, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at September 30, 2000. The Loan and Security Agreement also contains a material adverse condition clause which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 21.2% of its net sales in fiscal 2000. In September 1999, the combined Hechinger/Builders Square operations, which accounted for $3.7 million of Consumer Products' net sales in fiscal 1999, filed for Chapter 7 liquidation. Due to the loss of this revenue base, Consumer Products reduced its cost structure to be more in line with its revenue base, but was unable to absorb all of the expenses due to this revenue loss. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $4,000 in income taxes in the fiscal 2001 first quarter. At June 30, 2000, the Company had $66.7 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2020 and $41.8 million of original issue discount, as of September 30, 2000, that has been expensed on the Company's financial statements and will become deductible for tax purposes when the interest on the Deferred Coupon Notes is paid. While the income recognized in the quarter ended September 30, 2000 generated taxable income, the Company utilized a portion of these net operating loss carryforwards to offset its federal tax due based on the standard method of computing tax liability. However, the Company has provided for federal taxes based on the alternative minimum tax method in the quarter ended September 30, 2000 and for state and various foreign taxes. The Company believes that the completion of the comprehensive financial restructuring plan will result in the elimination of all of its remaining net operating loss carryforwards.

         The Company has total future lease commitments for various facilities and other leases totaling $3.4 million, of which approximately $0.7 million is due in fiscal 2001 and $0.2 million was paid in the fiscal 2001 first quarter. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2001 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At September 30, 2000, the Company had working capital of $45.1 million and a current ratio of 2.7 to 1, which included $39.0 million in cash which will be used to retire the Deferred Coupon Notes when or if the Joint Plan is approved by the Courts. Excluding this cash, the Company's working capital is $6.1 million and the current ratio is 1.2 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $8.9 million for the first quarter of fiscal 2001 principally due to the payment of accrued interest and the reduction in other assets, offset by an increase in accrued interest. Also affecting the net cash used for operations were the $47.5 million net gain on the sale of Barnett stock, the recognition of a $7.8 million deferred gain on the sale of U.S. Lock and $1.4 million in equity earnings of Barnett. Cash flow provided by investments totaled $94.2 million, due to the net proceeds from the Barnett stock sale. Cash flow used in financing activities totaled approximately $85.1 million. Included in the cash used in financing activities is the retirement of Waxman USA's Senior Notes, which amounted to $35.9 million and $39.0 million of restricted cash placed in a segregated account that will be used in full settlement of the Company's Deferred Coupon Notes upon exiting from the prepackaged Chapter 11.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On October 2, 2000, Waxman Industries, Inc., excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition seeks ratification by the court of the Debt Reduction Agreement that was jointly sponsored by the Committee to settle, at a discount, all amounts due to the Company's Deferred Coupon Notes (the " Joint Plan"). Under the Joint Plan, the only impaired creditor would be the Deferred Coupon Note holders. Management believes that the Joint Plan should be approved because it has the support of approximately 97 percent of the Deferred Coupon Notes. A confirmation hearing is scheduled for November 14, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         The Company, with the consent of the Ad Hoc Committee, did not pay its Deferred Coupon Note interest payment of $6.0 million that was due on June 1, 2000. Although the Company was technically in default on these notes, the members of the Ad Hoc Committee, which have in excess of two-thirds of the Deferred Coupon Notes, provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the completion of the Barnett Merger. This interest payment was paid on September 29, 2000, with a portion of the proceeds received from the Barnett Merger.

         In addition, see Part II, Item 1. Legal Proceedings in this Form 10Q regarding the Company's Chapter 11 filing.

ITEM 5. OTHER INFORMATION

         (a) The Company intends to hold its next annual meeting of shareholders in February 2001. The deadline for the submission of shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's next annual meeting, and the date after which notice of any other shareholder proposal is considered untimely, have passed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) See Exhibit 27.

         b) Form 8-K

                  The Registrant filed a report on Form 8-K on July 17, 2000, incorporating by reference the July 10, 2000 press release by the Registrant regarding the agreement to sell all of its interest in Barnett Inc. as part of a comprehensive financial restructuring plan.

                  The Registrant filed a report on Form 8-K on October 12, 2000, incorporating by reference the September 29, 2000 press release by the Registrant regarding the completion of the sale of Barnett Inc. and the filing of a prepackaged joint plan of reorganization filed on October 2, 2000 under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware.

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 2000 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

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

                                       WAXMAN INDUSTRIES, INC.
                                       ----------------------------------
                                       REGISTRANT

DATE: NOVEMBER 13, 2000                BY: /S/ MARK W. WESTER
                                          --------------------------------
                                          MARK W. WESTER
                                          VICE PRESIDENT-FINANCE
                                           AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT                                                    PAPER (P) OR
NUMBER             DESCRIPTION                             ELECTRONIC (E)
------             -----------                             --------------





(27)               Financial Data Schedule                 E
                   (submitted to the Securities
                   and Exchange Commission in
                   Electronic Format)