Form 10-Q
period 2000-12-31
WAXMAN INDUSTRIES INC
filed 2001-02-12
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                                              -----------------

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

                                  Yes  X       No
                                      ----       ---

9,976,524 shares of Common Stock, $.01 par value, and 2,141,946 shares of Class B Common Stock, $.01 par value, were outstanding as of January 31, 2000.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------



                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Six and Three Months Ended December 31, 2000 and 1999 ...................................         3

            Condensed Consolidated Balance Sheets - December 31, 2000 and June 30, 2000..............         4 -5

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 2000 and 1999..............................................         6

            Notes to Condensed Consolidated Financial Statements.....................................         7 - 12

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................................................         13 - 20


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information...........................................................................         21

Item 6.  Exhibits and Reports on Form 8-K............................................................         21


SIGNATURES
----------



EXHIBIT INDEX
-------------

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    SIX MONTHS               THREE MONTHS
                                                                    ----------               ------------
                                                                2000         1999         2000         1999
                                                                ----         ----         ----         ----
Net sales                                                   $  35,403    $  42,539    $  17,960    $  19,702

Cost of sales                                                  24,169       29,463       11,973       13,811
                                                            ---------    ---------    ---------    ---------

Gross profit                                                   11,234       13,076        5,987        5,891

Selling, general and administrative expenses                   11,112       13,556        5,453        6,783

Non-recurring and procurement charges                             804        1,450          300        1,300
                                                            ---------    ---------    ---------    ---------
Operating income (loss)                                          (682)      (1,930)         234       (2,192)

Equity earnings of Barnett                                      1,370        3,604           --        2,000

Amortization of deferred U.S. Lock gain                         7,815          101           --           50

Gain on sale of Barnett, net                                   47,473           --           --           --

Interest expense, net                                           4,802        8,774           77        4,456
                                                            ---------    ---------    ---------    ---------
Income (loss) before income taxes and extraordinary items      51,174       (6,999)         157       (4,598)

Provision (benefit) for income taxes                            2,550          327         (200)          94
                                                            ---------    ---------    ---------    ---------
Net income (loss) before extraordinary items                   48,624       (7,326)         357       (4,692)

Extraordinary items, net                                       52,222           --       52,279           --
                                                            ---------    ---------    ---------    ---------
Net income (loss)                                           $ 100,846    $  (7,326)   $  52,636    $  (4,692)
                                                            =========    =========    =========    =========

Other comprehensive income:
Foreign currency translation adjustment                           (31)         205           41           83
                                                            ---------    ---------    ---------    ---------
Comprehensive income (loss)                                 $ 100,815    $  (7,121)   $  52,677    $  (4,609)
                                                            =========    =========    =========    =========

Income (loss) per share (basic and diluted):

Net income (loss) before extraordinary items                $    4.01    $   (0.61)   $    0.03    $   (0.39)
Extraordinary items, net                                         4.31           --         4.31           --
                                                            ---------    ---------    ---------    ---------
Net income (loss)                                           $    8.32    $   (0.61)   $    4.34    $   (0.39)
                                                            =========    =========    =========    =========

Weighted average shares and equivalents                        12,118       12,057       12,118       12,057
                                                            =========    =========    =========    =========


     The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 2000 AND JUNE 30, 2000

                                 (IN THOUSANDS)

                                     ASSETS


                                                   December 31,      June 30,
                                                      2000             2000
                                                   (Unaudited)       (Audited)
                                                   -----------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                        $    784          $    811
  Trade receivables, net                             10,581            12,068
  Other receivables                                   4,203             3,656
  Inventories                                        14,149            15,351
  Prepaid expenses                                    1,377             1,853
                                                   --------          --------
    Total current assets                             31,094            33,739
                                                   --------          --------

INVESTMENT IN BARNETT                                    --            42,896
                                                   --------          --------

PROPERTY AND EQUIPMENT:
  Land                                                  563               585
  Buildings                                           4,506             4,545
  Equipment                                          10,482            11,061
                                                   --------          --------
                                                     15,551            16,191
  Less accumulated depreciation and amortization     (6,938)           (7,137)
                                                   --------          --------
        Property and equipment, net                   8,613             9,054
                                                   --------          --------

     UNAMORTIZED DEBT ISSUANCE COSTS, NET               220             2,444
     DEFERRED TAX ASSET                                  --               367
     OTHER ASSETS                                     3,791             5,746
                                                   --------          --------
                                                   $ 43,718          $ 94,246
                                                   ========          ========



      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 2000 AND JUNE 30, 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  December 31,      June 30,
                                                                      2000           2000
                                                                  (Unaudited)       (Audited)
                                                                  -----------       ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                               $  11,151        $  20,366
  Accounts payable                                                    6,511            6,512
  Accrued liabilities                                                 5,138            3,018
  Accrued income taxes payable                                           --              394
  Accrued interest                                                       --            8,231
                                                                  ---------        ---------
      Total current liabilities                                      22,800           38,521
                                                                  ---------        ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                            646              780

SENIOR SECURED DEFERRED COUPON NOTES, NET                                --           91,818
SENIOR NOTES                                                             --           35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                                       --            7,815

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                 --               --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 9,976 at December 31, 2000
    and 9,976 at June 30, 2000                                           99               99
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 2,141 at December 31, 2000
    and 2,142 at June 30, 2000                                           21               21
  Paid-in capital                                                    21,752           21,752
  Retained deficit                                                     (910)        (101,756)
                                                                  ---------        ---------
                                                                     20,962          (79,884)
  Cumulative currency translation adjustment                           (690)            (659)
                                                                  ---------        ---------

    Total stockholders' equity (deficit)                             20,272          (80,543)
                                                                  ---------        ---------
                                                                  $  43,718        $  94,246
                                                                  =========        =========



     The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)


120

                                                               2000         1999
                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income (loss)                                         $ 100,846    $  (7,326)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Extraordinary item - debt defeasance                    (52,222)          --
      Gain on sale of Barnett stock, net                      (47,473)          --
      Non-cash interest                                            83          125
      Amortization of deferred U.S. Lock gain                  (7,815)        (101)
      Equity earnings of Barnett                               (1,370)      (3,604)
      Depreciation and amortization                             1,164        1,257
      Deferred income taxes                                       367            7
  Changes in assets and liabilities:
    Trade receivables, net                                      1,487       (3,019)
    Inventories                                                 1,202       (1,304)
    Other assets                                                  528       (1,262)
    Accounts payable                                               (1)         969
    Accrued liabilities                                         2,131          112
    Accrued interest                                           (8,231)          --
    Accrued taxes                                                (405)        (753)
    Other, net                                                    (31)         205
                                                            ---------    ---------
      Net Cash Used in Operating Activities                    (9,740)     (14,694)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Net proceeds from sale of Barnett stock                      94,503           --
  Capital expenditures, net                                      (562)        (912)
                                                            ---------    ---------
      Net Cash (Used in) Provided by Investing Activities      93,941         (912)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                           30,278       43,659
  Payments under credit agreements                            (39,188)     (28,580)
  Retirement of 11 1/8% Senior Secured Notes due 2001         (35,855)          --
  Retirement of 123/4% Deferred Coupon Notes due 2004         (39,329)          --
  Debt issuance costs                                              --         (137)
  Repayments of long-term debt, net                              (134)        (181)
                                                            ---------    ---------

      Net Cash  (Used in) Provided by
        Financing Activities                                  (84,228)      14,761
                                                            ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (27)        (845)

BALANCE, BEGINNING OF PERIOD                                      811        1,322
                                                            ---------    ---------

BALANCE, END OF PERIOD                                      $     784    $     477
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

                                DECEMBER 31, 2000


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

         The condensed consolidated statements of operations for the six months ended December 31, 2000 and 1999, the condensed balance sheet as of December 31, 2000 and the condensed statements of cash flows for the six months ended December 31, 2000 and 1999 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2000 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 2000 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (as amended by a Form 10-KA-1 filed with the Securities and Exchange Commission on October 23, 2000) and the Company's Current Reports on Form 8-K dated July 17, 2000, October 12, 2000 and November 28, 2000, filed with the Securities and Exchange Commission in connection with the sale of Barnett Common Stock and the Company's comprehensive financial reorganization plan. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Note 10 in this Form 10-Q.

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

         Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,000 active customers throughout the United States. The Company recorded equity earnings from this investment of $1.4 million for the first fiscal quarter ended September 30, 2000. The Company did not report equity earnings thereafter, due to the sale of its ownership interest in Barnett.

NOTE 3 - SALE OF INTEREST IN BARNETT
         ----------------------------

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock, which increased the Company's ownership in Barnett to 7,186,530 shares. On July 10, 2000, the Company announced that it had reached an agreement to monetize the remaining Barnett Common Stock for $13.15 per share as part of the purchase of all of Barnett's outstanding shares by B&W Acquisition Inc., a merger subsidiary formed by Wilmar Industries, Inc. (the "Barnett Merger"). An additional agreement provided for the sale of enough shares of Barnett Common Stock, based on a ten day average market price, to provide the $2 million needed by Waxman USA Inc. ("Waxman USA"), a direct wholly-owned subsidiary of the Company, to pay the September 1, 2000 interest payment under its 11 1/8% Senior Notes due 2001 (the "Senior Notes"). Accordingly, on September 1, 2000, the Company sold 160,723 shares of common stock to Barnett, reducing its remaining interest in Barnett to 7,025,807 shares. The agreement also provided for the Company to receive the difference in the market price paid for the shares sold on September 1, 2000 and the $13.15 offering price within ten days following the Barnett Merger closing. The Barnett Merger was approved by Barnett's shareholders on September 27, 2000, and the Company's remaining shares of Barnett Common Stock were sold on September 29, 2000.

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

NOTE 4 - INCOME TAXES
         ------------

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

         At June 30, 2000, the Company had $66.7 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2020. The Company also had alternative minimum tax carryforwards of approximately $1.0 million at June 30, 2000, which are available to reduce future regular income taxes over an indefinite period. At June 30, 2000, the Company's net deferred tax assets were substantially offset by a valuation allowance, except for the deferred tax asset related to state taxes paid on the deferred gain on the U.S. Lock sale, due to the uncertainty, at the time, of the completion of the Barnett Merger and the other components of the comprehensive financial restructuring plan. The Company generated taxable income in the quarter ended September 30, 2000 in excess of $50 million, primarily related to the Barnett Merger. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company was required to compute its federal tax provision based on the alternative minimum tax method, which only allows the utilization of net operating losses to the extent of 90% of taxable income. Using this method, the Company utilized approximately $45.2 million of its net operating loss carryforwards to offset a portion of its federal tax liability. In the quarter ended December 31, 2000, the Company reported an extraordinary gain of $52.2 million from the early extinguishment of its 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") at a discount. The Company did not provide a federal provision on the extraordinary gain due to the tax regulations on the treatment of debt defeasance income in a bankruptcy. The completion of the comprehensive financial restructuring plan resulted in the elimination of all of its remaining net operating loss carryforwards. The

Company's federal tax provision for the six months ended December 31, 2000 is $2.6 million, which is primarily attributable to the federal alternative minimum tax and various state and foreign taxes.

         The Company's tax provision for the six months and quarter ended December 31, 1999 represents the provision for various state and foreign taxes.

NOTE 5 - RESTRUCTURING, IMPAIRMENT AND PROCUREMENT CHARGES
         -------------------------------------------------

         Included in the results for the first six months of fiscal 2001 are $0.35 million in restructuring charges recorded by Consumer Products during the quarter ended September 30, 2000 which were associated with its closed warehouses.

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

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal period incurred. The Company incurred $0.3 million and $0.15 million in procurement costs related to type (i) above in the quarters ended December 31, 2000 and 1999, respectively. The Company incurred $0.15 million of procurement costs related to type (ii) above in the first quarter of fiscal 2001, but no charges of this type in the second quarter of fiscal 2001. The Company did not incur this type of procurement cost in the fiscal 2000 first or second quarters. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for type (iii) above totaled $0.15 million in the fiscal 2001 second quarter and $0.75 million for the six month period ended December 31, 2000, as compared to $0.4 million and $0.7 million for the fiscal 2000 second quarter and six month periods, which are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.

NOTE 6 - EXTRAORDINARY ITEMS
         -------------------

         In September 2000, the Company retired Waxman USA's Senior Notes, utilizing a portion of the proceeds from the Barnett Merger. As a result, the Company wrote off $57,000, net of taxes of $38,000, of deferred loan costs associated with these notes.

         In November 2000, the Company reported net extraordinary income of $52.2 million, which includes a gain of $56.5 million from the retirement of the Company's $92.8 million of Deferred Coupon Notes at a discount, the write-off of $1.9 million of unamortized debt issuance costs associated with the Deferred Coupon Notes and $2.4 million of expenses associated with the debt restructuring. The Company did not provide a provision on the extraordinary gain due to the tax regulations on the treatment of debt defeasance income in a bankruptcy.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the six months and quarters ended December 31, 2000 and 1999 included interest of $8.8 million and $8.3 million (six months) and $0.3 million and $6.2 million (three months), respectively. The Company made a federal income tax payment of $0.8 million in the second quarter and six months ended December 31, 2000, but did not make a federal income tax payment in the second quarter of fiscal 2000. The Company paid approximately $0.3 million and $0.9 million in state taxes for the six months ended December 31, 2000 and 1999, respectively, and $0.3 million and $0.5 million in the second quarters of fiscal 2001 and 2000, respectively.

NOTE 8 - EARNINGS PER SHARE
         ------------------

         Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. When the Company is in a loss position, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for the quarter and six-month period ended December 31, 1999. For the quarter and six-month period ended December 31, 2000, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):

                                      Six months        Six months       Three months     Three months
                                        ended              ended             ended            ended
                                     December 31,      December 31,      December 31,     December 31,
                                         2000              1999              2000             1999
                                         ----              ----              ----             ----
         Basic                         12,118            12,057             12,118           12,057
         Diluted                       12,118            12,057             12,118           12,057


         Basic                         12,118            12,057             12,118           12,057
              Dilutive effect of:
                  Stock options            --                --                 --              --
                  Warrants                 --                --                 --              --
                                       ------            ------             ------           ------
         Diluted                       12,118            12,057             12,118           12,057


NOTE 9 - SEGMENT INFORMATION
         -------------------

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

                                                                 CORPORATE
                                 RETAIL        NON-RETAIL        AND OTHER       ELIMINATION      TOTAL
                                 ------        ----------        ---------       -----------      -----
Reported net sales:
Fiscal 2001 second quarter      $ 13,292       $  6,779               --        $ (2,111)        $ 17,960
Fiscal 2000 second quarter        14,756          8,766               --          (3,820)          19,702
Fiscal 2001 six months            25,807         13,313               --          (3,717)          35,403
Fiscal 2000 six months            32,105         17,346               --          (6,912)          42,539

Operating income (loss):
Fiscal 2001 second quarter      $    649       $    315         $   (730)             --         $    234
Fiscal 2000 second quarter        (1,626)           292             (858)             --           (2,192)
Fiscal 2001 six months               458            403           (1,543)             --             (682)
Fiscal 2000 six months              (699)           512           (1,743)             --           (1,930)

Identifiable assets:
December 31, 2000               $ 26,699       $ 12,302         $  4,717              --         $ 43,718
June 30, 2000                     31,517         13,125           49,604              --           94,246


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $6.0 million and $10.8 million for the second quarter of fiscal 2001 and

2000, respectively. Of these amounts, approximately $2.1 million and $3.8 million were intercompany sales for the second quarter of fiscal 2001 and 2000, respectively. For the six months ended December 31, 2000 and 1999, net sales for those foreign operations amounted to $12.1 million and $22.4 million, respectively. Of these amounts, approximately $3.7 million and $6.9 million were intercompany sales for the six months ended December 31, 2000 and 1999, respectively. Identifiable assets for the foreign operations were $13.8 million and $14.6 million at December 31, 2000 and June 30, 2000, respectively.

NOTE 10 - COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN/CONFIRMATION OF CHAPTER 11
          ---------------------------------------------------------------------
          FILING
          ------

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company undertook various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. However, the Company believed that it would have been unable to continue to make all of the interest and principal payments under its debt obligations without the monetization of the value of the shares of the Barnett Common Stock owned by the Company and the development of a comprehensive financial restructuring plan. The key developments in the comprehensive financial restructuring are as follows:

       - On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87.6% of the $92.8 million outstanding principal amount of Waxman Industries' Deferred Coupon Notes and approximately 65% of the Senior Notes of Waxman USA Inc., a direct wholly-owned subsidiary of the Company, entered into an agreement (the "Debt Reduction Agreement") that provided, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.
       - On July 10, 2000, the Company announced that it had reached agreements with the Committee, among others, for the monetization of its Barnett Common Stock and the financial restructuring of Waxman Industries. These agreements included the Company's agreement to vote its 7,186,530 shares of Barnett Common Stock owned by Waxman USA Inc. in favor of the acquisition of Barnett by Wilmar Industries, Inc. for $13.15 per share.
       - On August 28, 2000, the Company and the Committee commenced the solicitation for the approval of the Deferred Coupon Note holders for the jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the "Joint Plan"). Under the Joint Plan, the holders of the Deferred Coupon Notes were the only impaired class of creditors; none of the Company's operating subsidiaries or divisions were included in the filing and they paid their trade creditors, employees and other liabilities under normal conditions.
       - On September 1, 2000, the Company sold to Barnett 160,723 shares of Barnett Common Stock to fund the interest due on the Company's Senior Notes.
       - On September 27, 2000, the Barnett shareholders approved the Barnett Merger.
       - On September 28, 2000, the holders of approximately 97% of the Deferred Coupon Notes voted in favor of accepting the Joint Plan, with the remaining holders not voting.
       - On September 29, 2000, the Company received gross proceeds from the sale of the remaining Barnett Common Stock, which together with the shares sold to Barnett on September 1, 2000, amounted to $94.5 million. The Company utilized the proceeds from the sale of the Barnett Common Stock in the following order:
              - paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.
              - reduced its borrowings under its working capital credit facility by approximately $10 million.
              - retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.
              - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.
              - funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.
       - On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the Joint Plan to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes. Under the Joint Plan, the only impaired creditors were the Deferred Coupon Note holders.
       -      On November 14, 2000, the Company's Joint Plan was approved by the
              Court
       - On November 16, 2000, the Company's Joint Plan became effective and it paid its obligation to the Deferred Coupon Note holders.

         Congress Financial Corporation, the Company's current working capital lender, continued to provide financing during and after the financial reorganization.

         Professional organizations retained by the Company to assist with the Chapter 11 case submitted their final fee applications for approval by the court on January 2, 2001, and, upon approval of these applications, the Company's Chapter 11 case will be closed. The Company expects this will occur during its quarter ended March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

         This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions, which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

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

         On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87% of the $92.8 million outstanding principal amount of the 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc. entered into an agreement (the "Debt Reduction Agreement") that provided, subject to certain conditions (including Bankruptcy Court approval), for the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

         The key provisions of the financial restructuring plan were:

       - As contemplated in the Debt Reduction Agreement, Barnett engaged an investment banker to conduct an orderly process to sell itself, or otherwise maximize shareholder value, in connection with such transaction. To that end, on December 13, 1999, Barnett issued a press release announcing the engagement of Deutsche Bank Alex. Brown to pursue initiatives to maximize shareholder value.
       - This effort resulted in the sale of all of Barnett, including the Company's 7,186,530 shares of Barnett common stock owned by Waxman USA Inc., a direct, wholly-owned subsidiary of the Company.
       - On September 1, 2000, the Company sold to Barnett 160,723 shares of Barnett Common Stock to fund the interest due on the Company's Senior Notes.
       - On September 27, 2000, the Barnett shareholders approved the Barnett Merger.
       - On September 28, 2000, the holders of approximately 97% of the Deferred Coupon Notes voted in favor of accepting the Joint Plan, with the remaining holders not voting.
       - On September 29, 2000, the Company received gross proceeds from the sale of the remaining Barnett Common Stock, which together with the shares sold to Barnett on September 1, 2000, amounted to $94.5 million. The Company utilized the proceeds from the sale of the Barnett Common Stock in the following order:
              - paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.
              - reduced its borrowings under its working capital credit facility by approximately $10 million.
              - retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.
              - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.
              - funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.
              - On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the plan of reorganization that was jointly sponsored with the Committee to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes (the "Joint Plan"). Under the Joint Plan, the only impaired creditors were the Deferred Coupon Note holders.
              - On November 14, 2000, the Company's Joint Plan was approved by the Court
              - On November 16, 2000, the Company's Joint Plan became effective and it paid its obligation to the Deferred Coupon Note holders.

         The Company continues to evaluate its operations, including various options to streamline its operations, reduce expenses and improve margins. The Company expects to complete this review and initiate various expense reduction plans within the next six months.

A.     RESULTS OF OPERATIONS
       ---------------------

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
-----------------------------------------------------

NET SALES

         Net sales for the fiscal 2001 second quarter ended December 31, 2000 totaled $18.0 million, as compared to $19.7 million for the fiscal 2000 second quarter. Included in the prior year were $1.1 million in net sales for WAMI Manufacturing, which was sold effective March 31, 2000, and Premier Faucet, which was closed in June 2000. The net sales decrease was due to weaker than anticipated net sales to retailers, including sales made through the direct import program from our Asian operations. The Company also believes that many retailers have reduced inventories in anticipation of a slowing economy and for cash management purposes. In addition, net sales were negatively affected by the loss of Associated Distributors, Inc., which closed all but 11 of its stores in August 2000. The Company believes that Associated Distributors, which accounted for nearly $2.2 million of Consumer Products net sales in fiscal 2000, will change its strategy for its remaining stores and will discontinue the distribution of plumbing products. Prior year net sales were also higher than normal due to the start or expansion of sales programs with certain retailers, which resulted in a larger initial stocking order at all locations.

         Non-retail sales amounted to $6.8 million and $8.8 million for the quarters ended December 31, 2000 and 1999, respectively. The reduction is primarily the result of the exclusion of sales for WAMI Manufacturing and Premier Faucet in the current period's results and to lower sales to Barnett.

         Effective March 31, 2000, the Company sold substantially all of the assets, net of certain liabilities, of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales of $1.1 million and an operating loss of $61,000 for WAMI have been consolidated in the results of operations for the quarter ended December 31, 1999.

GROSS PROFIT

         Gross profit for the fiscal 2001 second quarter was $6.0 million, with a gross profit margin of 33.3%, as compared to gross profit of $5.9 million and a gross profit margin of 29.9% for the three months ended December 31, 1999. The improvement in the gross margin is primarily attributable to results for the prior year being impacted by the lower margins of WAMI Manufacturing, and a favorable mix of products sold to the retail market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A expenses") decreased from $6.8 million, or 34.4% of sales, for the quarter ended December 31, 1999 to $5.5 million, or 30.4% of sales, for the quarter ended December 31, 2000. The Company has improved its cost structure with the consolidation of Consumer Products Group's distribution operations into one national center and the relocation of its packaging operations to the Company's facilities overseas. The improvement is also due to the exclusion of expenses for WAMI Manufacturing and Premier Faucet, which were disposed of in the prior fiscal year.

RESTRUCTURING AND PROCUREMENT CHARGES

         In the second quarter of fiscal 2001, the Company recorded a procurement charge of $0.3 million.

         In the second quarter of fiscal 2000, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft brand name. The consolidation of brands under the redesigned Plumbcraft package has resulted in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

EQUITY EARNINGS OF BARNETT

         As a result of the sale of the Company's interest in Barnett, the Company did not recognize any equity earnings in the quarter ended December 31, 2000. The Company recorded equity earnings from its ownership interest in Barnett of $2.0 million for the quarter ended December 31, 1999.

AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. As a result of the sale of the Company's interest in Barnett, the Company recognized the remaining deferred gain from the sale of U.S. Lock in the quarter ended September 30, 2000 and did not recognize any of the deferred gain in the quarter ended December 31, 2000. In the fiscal 2000 second quarter, the Company recognized $50,000 of this deferred gain.

INTEREST EXPENSE

         For the quarter ended December 31, 2000, net interest expense totaled $0.1 million, as compared to $4.5 million in the fiscal 2000 second quarter. Excluding the Deferred Coupon Notes, which were defeased during the quarter, average borrowings for the current year's quarter amounted to $10.0 million, with a weighted average interest rate of 11.1%, as compared to $137.7 million in the same quarter last year, with a weighted average interest rate of 12.4%. The average borrowings are lower due to the retirement of the Senior Notes in September 2000, the retirement of the Deferred Coupon Notes in November 2000 and the reduction of working capital debt. All of these reductions were effected with the proceeds received from the sale of the Barnett Common Stock.

PROVISION FOR INCOME TAXES

         The benefit from income taxes amounted to $0.2 million for the second quarter of fiscal 2001, as compared to a provision of $0.1 million for the same quarter last year. The benefit for the current quarter primarily represents the utilization of net operating loss carryforwards, which offset various state and foreign taxes of the Company's wholly-owned operations. For the fiscal 2001 second quarter, the difference between the effective and statutory tax rates is primarily due to the impact of the favorable tax treatment of debt defeasance income in a bankruptcy and the utilization of net operating loss carryforwards, For the fiscal 2000 second quarter, the difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization.

EXTRAORDINARY ITEM

         In November 2000, the Company reported extraordinary income of $56.5 million from the retirement of the Company's Deferred Coupon Notes at a discount, net of the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring of $2.4 million.

NET INCOME (LOSS)

         The Company's net income for the quarter ended December 31, 2000 amounted to $52.6 million, or $4.34 per basic and diluted share, as compared to the net loss of $4.7 million, or $0.39 per basic and diluted share, in the fiscal 2000 second quarter. The fiscal 2001 second quarter was impacted by the net extraordinary gain of $52.3 million, or $4.31 per share, from the defeasance of debt at a discount. The second quarter of fiscal 2000 was affected by the $1.3 million non-recurring charge associated with the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name.


FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
---------------------------------------------------

NET SALES

         Net sales for the six months ended December 31, 2000 totaled $35.4 million, as compared to $42.5 million for the same period in fiscal 2000. Included in the prior year were $2.6 million in net sales for WAMI Manufacturing, which was sold effective March 31, 2000, and Premier Faucet, which was closed in June 2000. The Company also reported $0.7 million in procurement costs that were reported as a contra-sale in the fiscal 2001 six-month period, because they were associated with the repurchase of inventory.

         The reduction in net sales was due to weaker than anticipated net sales to retailers, including sales made through the direct import program from our Asian operations, and the closure of certain retail operations served by the Company. The largest retailer closing that affected the Company was the loss of Associated Distributors, Inc., which closed all but 11 of its stores in August 2000. The Company believes that Associated Distributors, which accounted for nearly $2.2 million of Consumer Products net sales in fiscal 2000, will change its strategy for its remaining stores and will discontinue the distribution of plumbing products. Other retailer closings or reformatting, such as Bradlee's, Homeplace and HomeBase, will have a minimal impact in the Company's sales. The Company also believes that many retailers have reduced inventories in anticipation of a slowing economy and for cash management purposes.

         Non-retail sales amounted to $13.3 million and $17.3 million for the six months ended December 31, 2000 and 1999, respectively. The reduction is primarily the result of the exclusion of sales for WAMI Manufacturing and Premier Faucet in the current period's results and lower sales to Barnett.

         Effective March 31, 2000, the Company sold substantially all of the assets, net of certain liabilities, of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales of $2.1 million and an operating loss of $51,000 for WAMI have been consolidated in the results of operations for the six month period ended December 31, 1999.

GROSS PROFIT

         The gross profit margin for the six months ended December 31, 2000 improved to 31.7% from 30.7% for the six months ended December 31, 1999. The improvement is due to a favorable mix of product sold and the sale and closure, respectively, of WAMI Manufacturing and Premier Faucet, which had lower gross profit levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses decreased from $13.6 million for the six months ended December 31, 1999 to $11.1 million for the quarter ended December 31, 2000. Approximately $0.7 million of the prior year SG&A expenses were attributed to WAMI Manufacturing and Premier Faucet. The majority of the improvement in the expenses is due to the consolidation of Consumer Product's distribution operations into one national center and the relocation of its packaging operations to the Company's facilities overseas. In addition, the percentage of SG&A expenses to net sales improved from 31.9% in the prior fiscal year period to 31.4% in the current year six month period.

RESTRUCTURING  AND PROCUREMENT CHARGES

         In the six months ended December 31, 2000, the Company recorded a procurement charge of $0.45 million. In addition, Consumer Products recorded $0.35 million in restructuring charges in the quarter ended September 30, 2000 for costs associated with its closed warehouse facilities. Based on current estimates, the Company believes it has provided for all remaining costs to be incurred in connection with the closing of these facilities.

         In the six months ended December 31, 1999, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft brand name. The consolidation of brands under the redesigned Plumbcraft package has resulted in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies. Consumer Products also recorded a procurement charge of $0.15 million, related to customer agreements to purchase product for a period of time.

EQUITY EARNINGS OF BARNETT

         As a result of the sale of the Company's interest in Barnett, the Company did not recognize any equity earnings in the quarter ended December 31, 2000, but recognized $1.4 million in equity earnings in the fiscal 2001 first quarter. The Company recorded equity earnings from its ownership interest in Barnett of $3.6 million for the six months ended December 31, 1999.

GAIN ON SALE OF EQUITY INVESTMENT AND AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

         On July 10, 2000, the Company announced that it has reached an agreement to monetize its 7,186,530 shares of Barnett Common Stock for $13.15 per share in connection with the Barnett Merger. On September 1, 2000, as part of the agreement on the Barnett Merger, the Company sold to Barnett 160,723 shares the Barnett Common Stock to fund the interest payment on its Senior Notes. The Barnett Merger was approved by Barnett's shareholders on September 27, 2000, and the Company's remaining shares of Barnett Common Stock were sold on September 29, 2000. The gross proceeds from the sale of the 7,186,530 shares of Barnett Common Stock amounted to $94.5 million. The Company's equity investment in Barnett amounted to $44.3 million immediately prior to the sale. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs associated with the Barnett Sale and other costs associated with the comprehensive financial restructuring of the Company.

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

INTEREST EXPENSE

         For the six months ended December 31, 2000, net interest expense totaled $4.8 million, a decrease from the $8.8 million in the comparable period last year. Included in net interest expense is interest income of $0.3 million earned on the proceeds from the sale of Barnett until they were used to satisfy the Deferred Coupon Notes. The average borrowings are lower due to the retirement of the Senior Notes in September 2000, the retirement of the Deferred Coupon Notes in November 2000 and the reduction of working capital debt. All of these reductions were effected with the proceeds received from the sale of the Barnett Common Stock. Average borrowings for the six months ended December 31, 2000 amounted to $78.6 million, with a weighted average interest rate of 12.2%, as compared to $134.4 million in the same period last year, with a weighted average interest rate of 12.5%.

PROVISION FOR INCOME TAXES

         The provision for income taxes amounted to $2.6 million and $0.3 million for the six months ended December 31, 2000 and 1999, respectively. Income recognized from the sale of Barnett and defeasance of debt in the six months ended December 31, 2000 generated taxable income. The Company utilized its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability in the quarter ended September 30, 2000 and, taxes on the debt defeasance income were not provided due to favorable tax treatment allowed in a bankruptcy. The Company's tax provision for the fiscal 2001 six month period provides for federal taxes based on the alternative minimum tax method and for state and various foreign taxes.

EXTRAORDINARY ITEM

         In the six months ended December 31, 2000, the Company reported extraordinary income of $56.5 million from the retirement of the Company's Deferred Coupon Notes, net of the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring process of $2.4 million. In the quarter ended September 30, 2000, the Company recorded an extraordinary loss of $57,000, net of a tax benefit of $38,000, to write-off deferred loan costs associated with the retirement of the Senior Notes.

NET INCOME (LOSS)

         The Company's net income for the six months ended December 31, 2000 amounted to $100.8 million, or $8.32 per basic and diluted share, as compared to the net loss of $7.3 million, or $0.61 per basic and diluted share, in the fiscal 2000 second quarter. The fiscal 2001 six-month period was positively impacted by the significant gain on the sale of the Barnett Common Stock and the defeasance of debt at a discount. The six-month period ended December 31, 1999 was affected by the $1.3 million non-recurring charge associated with the consolidation of its packaged plumbing products under the Plumbcraft brand name and $150,000 in procurement costs.

B.     LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. These efforts resulted in the Company reaching an agreement with an ad hoc committee representing the holders of approximately 87% of its Deferred Coupon Notes and approximately 65% of its Senior Notes. See Note 1 and 10, and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's sale of its interest in Barnett as part of a comprehensive financial reorganization. The financial reorganization did not involve any of the Company's operating subsidiaries, which have their own bank credit facility. The operating companies paid all of their trade creditors, employees and other liabilities under normal trade conditions. The Company's Joint Plan was filed on October 2, 2000 and was confirmed on November 14, 2000.

         The key provisions of the comprehensive financial restructuring plan were:

       - On September 1, 2000, the Company sold to Barnett 160,723 shares of Barnett Common Stock to fund the interest due on the Company's Senior Notes.
       - On September 27, 2000, the Barnett shareholders approved the Barnett Merger.
       - On September 28, 2000, the holders of approximately 97% of the Deferred Coupon Notes voted in favor of accepting the Joint Plan, with the remaining holders not voting.
       - On September 29, 2000, the Company received gross proceeds from the sale of the remaining Barnett Common Stock, which together with the shares sold to Barnett on September 1, 2000, amounted to $94.5 million. The Company utilized the proceeds from the sale of the Barnett Common Stock in the following order:
              - paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.
              - reduced its borrowings under its working capital credit facility by approximately $10 million.
              - retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.
              - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders. o funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.
       - On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the plan of reorganization that was jointly sponsored with the Committee to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes (the " Joint Plan"). Under the Joint Plan, the only impaired creditors were the Deferred Coupon Note holders.
       -      On November 14, 2000, the Company's Joint Plan was approved by the
              Courts
       - On November 16, 2000, the Company's Joint Plan became effective and it paid its obligation to the Deferred Coupon Note holders.

         The Company has been impacted by the sluggish retail environment encountered during the end of the Company's second fiscal quarter, reflected in weaker net sales, increased demands by certain of the Company's larger retail customers and the cessation of business of certain smaller retail accounts. Accordingly, the Company believes that the operating cash flow, together with borrowings under its working capital facility may not be sufficient to fund its working capital requirements if the weak retail environment continues for an extended period or if it is unable to make further cost structure adjustments. The Company continues to modify its expense structure and evaluate ways to create liquidity, including the monetization of assets, to weather the effects on demand of a prolonged slowdown in the retail industry, closure of retailers and other competitive issues.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal of Pennsylvania, Inc. (formerly known as WOC Inc.), WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million. The Loan and Security Agreement provided, among other things, for revolving credit advances of up to $22.0 million. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI. This facility decreased to $20 million with the completion of the Barnett Sale in September 2000. As of December 31, 2000, the Company had $9.8 million in borrowings under the revolving credit line of the facility and had approximately $1.8 million available under such facility. The Loan and Security Agreement, which was to expire on September 1, 2001, was extended until June 17, 2002 as a result of the retirement of the Company's Senior Notes and Deferred Coupon Notes.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory and (c) up to the lesser of (i) $10.0 million. or (ii) of 70% of the market value of 1,000,000 shares of Barnett Common Stock. As a result of the Barnett Sale, there is no longer any portion of the credit facility based on the value of the Barnett Common Stock. The Company has requested further modifications to the bank credit facility with Congress Financial, including a reduction in the facility to $15.0 million to more properly reflect its remaining asset borrowing base.

         Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at December 31, 1999. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at December 31, 2000. The Loan and Security Agreement also contains a material adverse condition clause, which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 21.2% of its net sales in fiscal 2000. In September 1999, the combined Hechinger / Builders Square operations, which accounted for $3.7 million of Consumer Products' net sales in fiscal 1999, filed for Chapter 7 liquidation. Due to the loss of this revenue base, Consumer Products reduced its cost structure to be more in line with its revenue base, but was unable to absorb all of the expenses due to this revenue loss. In the event Consumer Products were to lose any additional large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material adverse effects until the Company could further modify Consumer

Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $4,000 in income taxes in the fiscal 2001 first quarter and $1.1 million in income taxes in the second quarter of fiscal 2001. At June 30, 2000, the Company had $66.7 million of available domestic net operating loss carryforwards for income tax purposes, which would have expired in 2009 through 2020 and an additional deduction for the original issue discount which was paid.on the Deferred Coupon Notes. While the income recognized in the quarter ended September 30, 2000 generated taxable income, the Company utilized a portion of its net operating loss carryforwards to offset its federal tax due based on the standard method of computing tax liability. However, the Company has provided for federal taxes based on the alternative minimum tax method in the quarter ended September 30, 2000 and for state and various foreign taxes. In the quarter ended December 31, 2000, the Company recognized an extraordinary gain on the defeasance of debt. The Company did not record a tax provision on this gain due to the favorable treatment of debt defeasance income in a bankruptcy. The Company no longer has any net operating loss carryforwards as a result of the completion of the comprehensive financial restructuring plan.

         The Company has total future lease commitments for various facilities and other leases totaling $3.4 million, of which approximately $0.7 million is due in fiscal 2001 and $0.2 million was paid in the first six months of fiscal 2001. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2001 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At December 31, 2000, the Company had working capital of $8.3 million and a current ratio of 1.4 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $9.7 million for the six month period ended December 31, 2000 principally due to the payment of accrued interest, offset by a decrease in trade receivable, inventories and an increase in accrued liabilities. Also affecting the net cash used for operations were the $47.5 million net gain on the sale of Barnett stock, the recognition of a $7.8 million deferred gain on the sale of U.S. Lock, the extraordinary income recognized from the defeasance of debt at a discount and $1.4 million in equity earnings of Barnett. Cash flow provided by investments totaled $93.9 million, due to the net proceeds from the Barnett stock sale. Cash flow used in financing activities totaled approximately $84.2 million. Included in the cash used in financing activities is the retirement of Waxman USA's Senior Notes, which amounted to $35.9 million and the retirement of the $92.8 million of the Company's Deferred Coupon, which were retired for $39.3 million in full settlement of the Company's Deferred Coupon Notes as provided in the Joint Plan.

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

                            The Registrant filed a report on Form 8-K on November 28, 2000, incorporating by reference the November 14, 2000 press release by the Registrant regarding the November 14, 2000 confirmation of the Company's Joint Plan of Reorganization under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. The Joint Plan went effective on November 16, 2000.

All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 2000 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


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


                                       WAXMAN INDUSTRIES, INC.
                                       -----------------------
                                       REGISTRANT



DATE:  FEBRUARY 9, 2001              BY: /S/ MARK W. WESTER
                                             MARK W. WESTER
                                             VICE PRESIDENT-FINANCE
                                             AND CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)

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