Form 10-Q
period 2001-03-31
WAXMAN INDUSTRIES INC
filed 2001-05-04
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                                           --------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FROM _____________ TO ____________


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

997,861 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of April 30, 2001.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Nine and Three Months Ended March 31, 2001 and 2000 ........................  3

            Condensed Consolidated Balance Sheets - March 31, 2001 and June 30, 2000....  4 -5

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 2001 and 2000...................................  6

            Notes to Condensed Consolidated Financial Statements........................  7 - 13

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................... 14 - 22


PART II. OTHER INFORMATION
--------------------------

Item 5. Other Information............................................................... 23

Item 6. Exhibits and Reports on Form 8-K................................................ 23


SIGNATURES
----------



EXHIBIT INDEX
-------------

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
           FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Nine Months            Three Months
                                                                -----------            ------------
                                                              2001        2000        2001        2000
                                                            --------    --------    --------    --------
Net sales                                                   $ 55,677    $ 62,361    $ 20,274    $ 19,822

Cost of sales                                                 37,733      43,110      13,564      13,647
                                                            --------    --------    --------    --------

Gross profit                                                  17,944      19,251       6,710       6,175

Selling, general and administrative expenses                  16,877      20,296       5,765       6,740

Restructuring and procurement charges                          1,104       1,950         300         500
                                                            --------    --------    --------    --------
Operating income (loss)                                          (37)     (2,995)        645      (1,065)

Equity earnings of Barnett                                     1,370       5,333          --       1,729

Amortization of deferred U.S. Lock gain                        7,815         152          --          51

Gain on sale of Barnett stock, net                            47,473          --          --          --

Loss on sale of operation, net                                (1,105)     (1,966)     (1,105)     (1,966)

Interest expense, net                                          5,140      13,446         338       4,672
                                                            --------    --------    --------    --------
Income (loss) before income taxes and extraordinary items     50,376     (12,922)       (798)     (5,923)

Provision (benefit) for income taxes                           2,600         395          50          68
                                                            --------    --------    --------    --------
Net income (loss) before extraordinary items                  47,776     (13,317)       (848)     (5,991)

Extraordinary items, net                                      52,222          --          --          --
                                                            --------    --------    --------    --------
Net income (loss)                                           $ 99,998    $(13,317)   $   (848)   $ (5,991)
                                                            ========    ========    ========    ========

Other comprehensive income:
Foreign currency translation adjustment                         (148)        434        (117)        229
                                                            --------    --------    --------    --------
Comprehensive income (loss)                                 $ 99,850    $(12,883)   $   (965)   $ (5,762)
                                                            ========    ========    ========    ========

Income (loss) per share (basic and diluted):
Net income (loss) before extraordinary items                $  39.42    $ (11.04)   $  (0.70)   $  (4.97)
Extraordinary items, net                                       43.09          --          --          --
                                                            --------    --------    --------    --------
Net income (loss)                                           $  82.51    $ (11.04)   $  (0.70)   $  (4.97)
                                                            ========    ========    ========    ========

Weighted average shares and equivalents                        1,212       1,206       1,212       1,206
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 2001 AND JUNE 30, 2000

                                 (IN THOUSANDS)

                                     ASSETS




                                                         March 31,     June 30,
                                                           2001          2000
                                                        (Unaudited)    (Audited)
                                                          --------     --------
CURRENT ASSETS:
  Cash and cash equivalents                               $    382     $    811
  Trade receivables, net                                    14,220       12,068
  Other receivables                                          2,633        3,656
  Inventories                                               11,897       15,351
  Prepaid expenses                                           1,863        1,853
                                                          --------     --------
    Total current assets                                    30,995       33,739
                                                          --------     --------

INVESTMENT IN BARNETT                                           --       42,896
                                                          --------     --------

PROPERTY AND EQUIPMENT:
  Land                                                         565          585
  Buildings                                                  4,365        4,545
  Equipment                                                 10,170       11,061
                                                          --------     --------
                                                            15,100       16,191
  Less accumulated depreciation and amortization            (6,797)      (7,137)
                                                          --------     --------
        Property and equipment, net                          8,303        9,054
                                                          --------     --------

UNAMORTIZED DEBT ISSUANCE COSTS, NET                           181        2,444
DEFERRED TAX ASSET                                              --          367
OTHER ASSETS                                                 4,252        5,746
                                                          --------     --------
                                                          $ 43,731     $ 94,246
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 2001 AND JUNE 30, 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             March 31,     June 30,
                                                               2001          2000
                                                            (Unaudited)   (Audited)
                                                             ---------    ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                          $  11,648    $  20,366
  Accounts payable                                               6,561        6,512
  Accrued liabilities                                            5,570        3,018
  Accrued income taxes payable                                      26          394
  Accrued interest                                                  --        8,231
                                                             ---------    ---------
      Total current liabilities                                 23,805       38,521
                                                             ---------    ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                       619          780

SENIOR SECURED DEFERRED COUPON NOTES, NET                           --       91,818
SENIOR NOTES                                                        --       35,855
DEFERRED GAIN ON SALE OF U.S. LOCK                                  --        7,815

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                            --           --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 998 at March 31, 2001
    and 998 at June 30, 2000                                        99           99
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 214 at March 31, 2000
    and 214 at June 30, 2000                                        21           21
  Paid-in capital                                               21,752       21,752
  Retained deficit                                              (1,758)    (101,756)
                                                             ---------    ---------
                                                                20,114      (79,884)
  Cumulative currency translation adjustment                      (807)        (659)
                                                             ---------    ---------

    Total stockholders' equity (deficit)                        19,307      (80,543)
                                                             ---------    ---------
                                                             $  43,731    $  94,246
                                                             =========    =========





     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                          2001        2000
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income (loss)                                                     $ 99,998    $(13,317)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Extraordinary item - debt defeasance                               (52,222)         --
      Gain on sale of Barnett stock, net                                 (47,473)         --
      Loss on sale of operations, net                                      1,105       1,966
      Non-cash interest                                                       83         187
      Amortization of deferred U.S. Lock gain                             (7,815)       (152)
      Equity earnings of Barnett                                          (1,370)     (5,333)
      Depreciation and amortization                                        1,732       1,851
      Deferred income taxes                                                  367          10
  Changes in assets and liabilities:
    Trade receivables, net                                                (1,616)     (2,323)
    Inventories                                                            1,858        (372)
    Other assets                                                             779      (2,769)
    Accounts payable                                                         378         210
    Accrued liabilities                                                    2,465        (810)
    Accrued interest                                                      (8,226)      1,960
    Accrued taxes                                                           (368)       (749)
    Net change in operating assets and liabilities of operations sold         --         185
    Other, net                                                              (148)        313
                                                                        --------    --------
      Net Cash Used in Operating Activities                              (10,473)    (19,143)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Net proceeds from sale of Barnett stock                                 94,503          --
  Capital expenditures, net                                                 (701)     (1,179)
                                                                        --------    --------
      Net Cash (Used in) Provided by Investing Activities                 93,802      (1,179)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                      41,948      60,369
  Payments under credit agreements                                       (50,361)    (40,740)
  Retirement of 11 1/8% Senior Secured Notes due 2001                    (35,855)         --
  Retirement of 12 3/4% Deferred Coupon Notes due 2004                   (39,329)         --
  Debt issuance costs                                                         --        (137)
  Repayments of long-term debt, net                                         (161)       (129)
                                                                        --------    --------
      Net Cash  (Used in) Provided by
        Financing Activities                                             (83,758)     19,363
                                                                        --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (429)       (959)

BALANCE, BEGINNING OF PERIOD                                                 811       1,322
                                                                        --------    --------

BALANCE, END OF PERIOD                                                  $    382    $    363
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

                                 MARCH 31, 2001

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

         The condensed consolidated statements of operations for the nine months ended March 31, 2001 and 2000, the condensed balance sheet as of March 31, 2001 and the condensed statements of cash flows for the nine months ended March 31, 2001 and 2000 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2000 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2001 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (as amended by a Form 10-KA-1 filed with the Securities and Exchange Commission on October 23, 2000) and the Company's Current Reports on Form 8-K dated July 17, 2000, October 12, 2000 and November 28, 2000, filed with the Securities and Exchange Commission in connection with the sale of Barnett Common Stock and the Company's comprehensive financial reorganization plan. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Note 12 in this Form 10-Q.

NOTE 2 - BUSINESS
         --------

        The Company's common stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") and, subsequent to the 1 for 10 reverse stock split on February 20, 2001, under the symbol "WAXM." Prior to the reverse stock split, the stock traded under the symbol "WAXX" (R). The Company is a supplier of specialty plumbing, hardware and other products to the repair and remodeling market in the United States. The Company distributes its products to approximately 1,400 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), Medal of Pennsylvania, Inc. ("Medal", formerly known as WOC Inc. ("WOC")), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing and floor and surface protection products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. Medal is a supplier of plumbing and hardware products to smaller, independent retailers. As further described in
Note 4, the Company has sold the assets of Medal effective March 31, 2001. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan. Until the sale of Western American Manufacturing Inc. ("WAMI") effective March 31, 2000, TWI also included a manufacturing operation in Mexico that threaded galvanized, black, brass, and chrome pipe and imported malleable fittings. Consumer Products, WAMI Sales and Barnett utilize the Company's and non-affiliated foreign suppliers.

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

NOTE 3 - SALE OF INTEREST IN BARNETT
         ---------------------------

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

NOTE 4 - DISPOSAL OF OPERATIONS
         ----------------------

         MEDAL OF PENNSYLVANIA, INC. - FISCAL 2001:

                  The Company completed an agreement to sell substantially all of the assets and certain liabilities of Medal of Pennsylvania, Inc. ("Medal"), to a newly formed corporation, Medal USA, Inc. for approximately $0.8 million in cash and the assumption of certain liabilities (the "Medal Sale"). The Medal Sale was effective March 31, 2001, resulting in a net pretax loss of $1.1 million in the quarter ended March 31, 2001, with proceeds being received in April 2001.

         The Company consolidated Medal's financial information in its results through March 31, 2001. The impact of not consolidating Medal's results would have been to reduce consolidated net sales and improve the Company's net income
(loss) as follows:

                        Nine months        Nine months       Three months      Three months
                         March 31,          March 31,          March 31,         March 31,
                            2001              2000               2001              2000
                            ----              ----               ----              ----
Net sales                $  3,407          $  3,474           $  1,041           $ 1,100
Net income                    251                75                143                40
Basic and diluted
  income per share           0.21              0.06               0.12              0.03


         WESTERN AMERICAN MANUFACTURING INC. - FISCAL 2000:

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

         The Company consolidated WAMI's financial information in its results through March 31, 2000. The impact of not consolidating WAMI's results would have been to reduce consolidated net sales and improve the net loss for the Company as follows:

                                      Nine months      Three months
                                       March 31,         March 31,
                                         2000              2000
                                         ----              ----
Net sales                             $  2,923           $   776
Net income                                 428               357
Basic and diluted
  income per share                        0.04              0.03



NOTE 5 - INCOME TAXES
         ------------

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

         At June 30, 2000, the Company had $65.8 million of available domestic net operating loss carryforwards for income tax purposes, which expire 2009 through 2020. The Company also had alternative minimum tax carryforwards of approximately $1.0 million at June 30, 2000, which are available to reduce future regular income taxes over an indefinite period. At June 30, 2000, the Company's net deferred tax assets were substantially offset by a valuation allowance, except for the deferred tax asset related to state taxes paid on the deferred gain on the U.S. Lock sale, due to the uncertainty at the time of the completion of the Barnett Merger and the other components of the comprehensive financial restructuring plan. The Company generated taxable income in the quarter ended September 30, 2000 in excess of $50 million, primarily related to the Barnett Merger. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company was required to compute its federal tax provision based on the alternative minimum tax method, which only allows the utilization of net operating losses to the extent of 90% of taxable income. Using this method, the Company utilized approximately $45.2 million of its net operating loss carryforwards to offset a portion of its federal tax liability. In the quarter ended December 31, 2000, the Company reported an extraordinary gain of $52.2 million from the early extinguishment of its 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") at a discount. The Company did not provide a federal provision on the extraordinary gain due to the tax regulations on the treatment of debt defeasance income in a bankruptcy. The completion of the comprehensive financial restructuring resulted in the elimination of all of its remaining net operating loss carryforwards. The Company's tax provision for the nine months ended March 31, 2001 is $2.6 million, which is primarily attributable to the federal alternative minimum tax and various state and foreign taxes.

         The Company's tax provision for the nine months and quarter ended March 31, 2000 represents the provision for various state and foreign taxes.

NOTE 6 - RESTRUCTURING, IMPAIRMENT AND PROCUREMENT CHARGES
         -------------------------------------------------

         Included in the results for the first nine months of fiscal 2001 are $0.35 million in restructuring charges recorded by Consumer Products during the quarter ended September 30, 2000 which were associated with its closed warehouses.

         In the second quarter of fiscal 2000, Consumer Products recorded a non-recurring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. The Company believes the Plumbcraft packaging, which was re-designed in fiscal 2000, and the consolidation of brands has resulted in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal period incurred. The Company incurred procurement costs related to type (i) of $0.3 million and $0.6 million in the fiscal 2001 third quarter and nine month period, respectively and $0.5 million and $0.65 million above in the fiscal 2000 third quarter and nine month period, respectively. The Company did not incur type (ii) procurement charges in the fiscal 2001 third quarter, but incurred $0.15 million of procurement costs related to type (ii) above in the fiscal 2001 nine month period. The Company did not incur charges of this type in the third quarter or nine months of fiscal 2000. These types of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for type (iii) above totaled $0.15 million in the fiscal 2001 third quarter and $0.9 million for the nine month period ended March 31, 2001, as compared to $0.4 million and $1.1 million for the fiscal 2000 third quarter and nine month periods, which are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.

NOTE 7 - EXTRAORDINARY ITEMS
         -------------------

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

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the nine months and quarters ended March 31, 2001 and 2000 included interest of $9.1 million and $10.7 million (nine months) and $0.3 million and $2.4 million (three months), respectively. The Company made a federal income tax payment of $0.8 million in the quarter ended December 31, 2000, but did not make a federal income tax payment in the quarter ended March 31, 2001 or any of the periods in fiscal 2000. The Company paid approximately $0.3 million and $0.8 million in state taxes for the nine months ended March 31, 2001 and 2000, respectively, and $5,000 in the third quarter of fiscal 2001.

NOTE 9 - EARNINGS PER SHARE
         ------------------

         Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. When the Company is in a loss position, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for the quarter and nine-month periods ended March 31, 2000. For the quarter and nine-month period ended March 31, 2001, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         As further described in Note 10, the Company's shareholders voted in favor of a 1 for 10 reverse stock split, which became effective on February 20, 2001. Accordingly, the share information presented below and on the face of the income statement has been restated to reflect the reverse stock split.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):


                             Nine months  Nine months Three months Three months
                                ended        ended        ended        ended
                              March 31,    March 31,    March 31,    March 31,
                                 2001        2000         2001         2000
                                 ----        ----         ----         ----
      Basic                      1,212       1,206       1,212        1,206
      Diluted                    1,212       1,206       1,212        1,206


      Basic                      1,212       1,206       1,212        1,206
      Dilutive effect of:
         Stock options              --          --          --           --
         Warrants                   --          --          --           --
                                 -----       -----       -----        -----
      Diluted                    1,212       1,206       1,212        1,206

NOTE 10 - REVERSE STOCK SPLIT
          -------------------

         On February 6, 2001, the Company's shareholders approved a 1 for 10 reverse stock split, which became effective on February 20, 2001 (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every ten shares of the Company's common stock and class B common stock will be converted into one share of common stock and class B common stock, respectively. The Company will not issue certificates for fractional shares. Instead, shareholders who otherwise would be entitled to a fractional share will receive a full share for such fractional share interest.

         The Company did not change the number of authorized shares of Common Stock or Class B Common Stock under its Certificate of Incorporation, which is set at 22,000,000 shares of Common Stock and 6,000,000 shares of Class B Common Stock. On the record date for the Reverse Stock Split, there were 9,976,974 shares of Common Stock and 2,141,496 shares of Class B Common Stock outstanding (not considering the effect of the proposed Reverse Stock Split). An additional 1,800,000 shares of Common Stock have been reserved for issuance under the 1992 Stock Option Plan, 100,000 shares of Common Stock have been reserved for issuance under the 1996 Non-employee Director Incentive Plan and 500,000 shares of Common Stock have been reserved for issuance under the Stock Appreciation Rights Plan. In addition, 2,142,058 shares of Common Stock have been reserved for issuance upon conversion of the Class B Common Stock. Each of these have decreased ten-fold as a result of the Reverse Stock Split, and the exercise price of the options issued under the aforementioned plans have been multipled by ten.

         Warrants issued to the holders of the Company's former Deferred Coupon Notes (the "Warrants") were also affected by the Reverse Stock Split. As a result of the Reverse Stock Split, the number of shares purchasable upon exercise of each Warrant was divided by ten, and the exercise price was multiplied by ten. Therefore, the pre-split Warrants representing the rights of the holders to purchase an aggregate of 2,950,000 Warrant Shares at $2.45 per share became, on a post-split basis , the rights of the holders thereof to purchase an aggregate of 295,000 Warrant Shares at $24.50 per share.

         Each stockholder's percentage share of total voting rights in the Company is the same as it was prior to the Stock Split, except for the effect of certain stockholders receiving an additional share of Common Stock or Class B Common Stock in lieu of fractional shares. There was no change in the number of stockholders as a result of the Stock Split. The par value of each of the shares was not affected by the Stock Split.

         Shareholders are in the process of exchanging their stock certificates representing pre-stock split shares for new stock certificates representing post-stock split shares. The exchange of certificates is being managed by American Stock Transfer & Trust Company, the Company's transfer agent. The number of additional shares issued in lieu of fractional shares has not yet been determined, but is not expected to materially affect the number of shares outstanding.


NOTE 11 - SEGMENT INFORMATION
          -------------------

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

                                                                               Corporate
                                 Retail        Non-Retail       and Other     Elimination         Total
                                 ------        ----------       ---------     -----------         -----

Reported net sales:
Fiscal 2001 third quarter       $ 14,619        $  7,168              --        $ (1,513)       $ 20,274
Fiscal 2000 third quarter         14,778           8,168              --          (3,124)         19,822
Fiscal 2001 nine months           40,425          20,482              --          (5,230)         55,677
Fiscal 2000 nine months           46,883          25,514              --         (10,036)         62,361

Operating income (loss):
Fiscal 2001 third quarter       $  1,063        $    284        $   (702)             --        $    645
Fiscal 2000 third quarter           (143)           (241)           (681)             --          (1,065)
Fiscal 2001 nine months            1,521             687          (2,245)             --             (37)
Fiscal 2000 nine months             (842)            271          (2,424)             --          (2,995)

Identifiable assets:
March 31, 2001                  $ 27,262        $ 11,765        $  4,704              --        $ 43,731
June 30, 2000                     31,517          13,125          49,604              --          94,246

         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $9.6 million and $10.3 million for the third quarter of fiscal 2001 and 2000, respectively. Of these amounts, approximately $1.5 million and $3.1 million were intercompany sales for the third quarter of fiscal 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, net sales for those foreign operations amounted to $25.4 million and $32.8 million, respectively. Of these amounts, approximately $5.2 million and $10.0 million were intercompany sales for the nine months ended March 31, 2001 and 2000, respectively. Identifiable assets for the foreign operations were $14.1 million and $14.6 million at March 31, 2001 and June 30, 2000, respectively.

NOTE 12 - COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN / CONFIRMATION OF CHAPTER 11 FILING

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company undertook various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. However, the Company believed that it would have been unable to continue to make all of the interest and principal payments under its debt obligations without the monetization of the value of the shares of the Barnett Common Stock owned by the Company and the development of a comprehensive financial restructuring plan. The key developments in the comprehensive financial restructuring were as follows:

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

         Professional organizations retained by the Company to assist with the Chapter 11 case submitted their final fee applications for approval by the court on January 2, 2001, and on March 14, 2001 the Court issued a final order closing the Company's Chapter 11 case.

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

              - funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.
         - On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the plan of reorganization that was jointly sponsored with the Committee to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes (the "Joint Plan"). Under the Joint Plan, the only impaired creditors were the Deferred Coupon Note holders.
         - On November 14, 2000, the Company's Joint Plan was approved by the Court
         - On November 16, 2000, the Company's Joint Plan became effective and it paid its obligation to the Deferred Coupon Note holders.
         - On March 14, 2001, the Court closed the Chapter 11 case and the Company emerged from bankruptcy.

         The Company continues to evaluate its operations, including various options to streamline its operations, reduce expenses and improve margins. The Company expects to complete this review and initiate various expense reduction plans at various stages over the remainder of the calendar year. The Company has enacted certain expense reductions in the fiscal 2001 third quarter, including the reduction of certain expenses at the Company's corporate office, Consumer Products Group, WAMI Sales and the Company's operations in Asia. The Company completed its evaluation of its Medal business, which sold a wide range of products to small independent hardware stores and other independent retailers in a 250-mile radius of Sharon, Pennsylvania. Over the past several years, Medal's customer base and operating results have deteriorated due to competitive pressures. The Company sold the assets of Medal to stem the continued operating losses and negative cash flow and avoid the cost to relocate the business due to the upcoming termination of the building lease.


A.       RESULTS OF OPERATIONS
         ---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------

Net Sales
---------

         Net sales for the fiscal 2001 third quarter ended March 31, 2001 increased to $20.3 million over the $19.8 million for the fiscal 2000 third quarter. Included in the prior year were $1.2 million in net sales for WAMI Manufacturing, which was sold effective March 31, 2000, and Premier Faucet, which was closed in June 2000. The increase in net sales was due to a combination of stronger industrial and direct import sales by the Company's Asian operations.

         Non-retail sales amounted to $7.2 million and $8.2 million for the quarters ended March 31, 2001 and 2000, respectively. The reduction is entirely the result of the exclusion of sales for WAMI Manufacturing and Premier Faucet in the current period's results. Retail sales for the quarter ended March 31, 2001 were approximately the same level as they were for the same period last year.

         Effective March 31, 2001, the Company sold substantially all of the assets, net of certain liabilities, of Medal. Medal's results of operations have been included in the operating results of the Company through March 31, 2001, including $1.0 million and $1.1 million in net sales for the fiscal 2001 and fiscal 2000 third quarters, respectively. Effective March 31, 2000, the Company sold substantially all of the assets, net of certain liabilities, of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales of $0.8 million and an operating loss of $0.3 million for WAMI have been consolidated in the results of operations for the quarter ended March 31, 2000.


Gross Profit
------------

         Gross profit for the fiscal 2001 third quarter was $6.7 million, with a gross profit margin of 33.1%, as compared to gross profit of $6.2 million and a gross profit margin of 31.2% for the three months ended March 31, 2000. The improvement in the gross margin is primarily attributable to results for the prior year being impacted by the lower margins of WAMI Manufacturing, and a favorable mix of products sold to the retail market.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") decreased from $6.7 million, or 34.0% of sales, for the quarter ended March 31, 2000 to $5.8 million, or 28.4% of sales, for the quarter ended March 31, 2001. The Company has improved its cost structure with the consolidation of Consumer Products Group's distribution operations into one national center and the relocation of its packaging operations to the Company's facilities overseas. The improvement is also due to the exclusion of expenses for WAMI Manufacturing and Premier Faucet, which were disposed of in the prior fiscal year and to cost reduction programs initiated in the fiscal 2001 third quarter.

Restructuring and Procurement Charges
-------------------------------------

         In the third quarter of fiscal 2001, the Company recorded a procurement charge of $0.3 million as compared to the procurement charge of $0.5 million recorded in the third quarter of fiscal 2000. Procurement charges representing the amount paid by the Company in connection with a customer's agreement to purchase products from the Company.

Operating Income (Loss):
------------------------

         The Company reported operating income for the fiscal 2001 third quarter of $0.6 million as compared to a loss of $1.1 million in the same quarter last year. The improvement was primarily due to an increase in net sales and reduction in SG&A expenses.


Equity Earnings of Barnett
--------------------------

         As a result of the sale of the Company's interest in Barnett, the Company did not recognize any equity earnings in the quarter ended March 31, 2001. The Company recorded equity earnings from its ownership interest in Barnett of $1.7 million for the quarter ended March 31, 2000.

Amortization of Deferred Gain on Sale of U.S. Lock
--------------------------------------------------

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.3% of Barnett, the acquirer of U.S. Lock. As a result of the sale of the Company's interest in Barnett, the Company recognized the remaining deferred gain from the sale of U.S. Lock in the quarter ended September 30, 2000 and did not recognize any of the deferred gain in the quarter ended March 31, 2001. In the fiscal 2000 third quarter, the Company recognized $51,000 of this deferred gain.

Loss on the Sale of Operation, Net
----------------------------------

         In April 2001, the Company sold substantially all of the assets and certain liabilities of Medal of Pennsylvania, Inc. ("Medal"), to Medal USA Inc. for approximately $0.8 million in cash and the assumption of certain liabilities (the "Medal Sale"). The Medal Sale was effective March 31, 2001, resulting in a net pretax loss of $1.1 million in the quarter ended March 31, 2001. This operation, which served the small, independent hardware stores within a 250 mile radius of Sharon, Pennsylvania, had been losing a significant share of its customer base over the past several years due to the larger do-it-yourself retailers that established operations throughout the area served by Medal.

Interest Expense
----------------

         For the quarter ended March 31, 2001, net interest expense totaled $0.3 million, as compared to $4.7 million in the fiscal 2000 third quarter. Average borrowings for the current year's quarter amounted to $11.7 million, with a weighted average interest rate of 9.9%, as compared to $145.2 million in the same quarter last year, with a weighted average interest rate of 12.3%. The average borrowings are lower due to the retirement of the Senior Notes in September 2000, the retirement of the Deferred Coupon Notes in November 2000 and the reduction of working capital debt. All of these reductions were effected with the proceeds received from the sale of the Barnett Common Stock.

Provision for Income Taxes
--------------------------

         The provision from income taxes amounted to $50,000 for the third quarter of fiscal 2001, as compared to a provision of $68,000 for the same quarter last year. The provision for the current quarter primarily represents various state and foreign taxes. For the fiscal 2001 third quarter, the difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited. For the fiscal 2000 third quarter, the difference between the effective and statutory tax rates is primarily due to domestic operating losses not benefited and goodwill amortization.


Net Income (Loss)
-----------------

         The Company's net loss for the quarter ended March 31, 2001 amounted to $0.8 million, or $0.70 per basic and diluted share, as compared to the net loss of $6.0 million, or $4.97 per basic and diluted share, in the fiscal 2000 third quarter. The fiscal 2001 third quarter was impacted by the loss on the sale of Medal of $1.1 million, or $4.97 per share. The third quarter of fiscal 2000 was affected by the $2.0 million loss, or $1.63 per share, loss on the sale of WAMI.


FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
-------------------------------------------------

Net Sales
---------

         Net sales for the nine months ended March 31, 2001 totaled $55.7 million, as compared to $62.4 million for the same period in fiscal 2000. Included in the prior year were $3.8 million in net sales for WAMI Manufacturing, which was sold effective March 31, 2000, and Premier Faucet, which was closed in June 2000. The Company also reported $0.9 million in procurement costs that were reported as a contra-sale in the fiscal 2001 nine-month period, because they were associated with the repurchase of inventory.

         The reduction in net sales was due to weaker than anticipated net sales to retailers in the first six months of this fiscal year, including sales made through the direct import program from our Asian operations, and the closure of certain retail operations served by the Company. The largest retailer closing that affected the Company was the loss of Associated Distributors, Inc., which closed all but 11 of its stores in August 2000. The Company believes that Associated Distributors, which accounted for nearly $2.2 million of Consumer Products net sales in fiscal 2000, will change its strategy for its remaining stores and will discontinue the distribution of plumbing products. The Company believes that the impact on net sales due to the closing or reformatting of other retailers, such as Pergaments, Bradlee's, Homeplace and HomeBase, will be offset by increased business opportunities with certain of the Company's stronger retail customers.

         Non-retail sales amounted to $20.5 million and $25.5 million for the nine months ended March 31, 2001 and 2000, respectively. The reduction is primarily the result of the exclusion of sales for WAMI Manufacturing and Premier Faucet in the current period's results and lower sales to Barnett.

         Effective March 31, 2001, the Company sold substantially all of the assets, net of certain liabilities, of Medal. Medal's results of operations have been included in the operating results of the Company through March 31, 2001, including $3.4 million and $3.5 million in net sales for the fiscal 2001 and fiscal 2000 nine-month periods, respectively. Effective March 31, 2000, the Company sold substantially all of the assets, net of certain liabilities, of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales of $2.9 million and an operating loss of $0.4 for WAMI have been consolidated in the results of operations for the nine-month period ended March 31, 2000.

Gross Profit
------------

         The gross profit margin for the nine months ended March 31, 2001 improved to 32.2% from 30.9% for the nine months ended March 31, 2000. The improvement is due to a favorable mix of product sold and the sale and closure of WAMI Manufacturing and Premier Faucet, respectively, which had lower gross profit levels.

Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses decreased from $20.3 million for the nine months ended March 31, 2000 to $16.9 million for the nine-months ended March 31, 2001. Approximately $1.2 million of the prior year SG&A expenses were attributed to WAMI Manufacturing and Premier Faucet. The majority of the improvement in the expenses is due to the consolidation of Consumer Product's distribution operations into one national center and the relocation of its packaging operations to the Company's facilities overseas. In addition, the percentage of SG&A expenses to net sales improved from 32.6% in the prior fiscal year nine-month period to 30.3% in the current year nine-month period.

Restructuring and Procurement Charges
-------------------------------------

         In the nine months ended March 31, 2001, the Company recorded a business procurement charge of $0.75 million. Business procurement charges include costs associated with the development of business opportunities with new and existing customers. In addition, Consumer Products recorded $0.35 million in restructuring charges in the quarter ended September 30, 2000 for costs associated with its closed warehouse facilities. Based on current estimates, the Company believes it has provided for all remaining costs to be incurred in connection with the closing of these facilities.

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

Operating Losses:
-----------------

         For the nine months ended March 31, 2001, the Company reported a loss of $37,000, as compared to the loss of $3.0 million for the same period last year. Although the Company reported lower sales in the fiscal 2001 nine-month period, the Company's gross margin and operating costs improved in comparison to the prior year.

Equity Earnings of Barnett
--------------------------

         As a result of the sale of the Company's interest in Barnett, the Company did not recognize any equity earnings in the quarter ended March 31, 2001, but recognized $1.4 million in equity earnings in the fiscal 2001 first quarter. The Company recorded equity earnings from its ownership interest in Barnett of $5.3 million for the nine months ended March 31, 2000.

Gain on Sale of Equity Investment and Amortization of Deferred Gain on Sale of
------------------------------------------------------------------------------
U.S. Lock
---------

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

Loss on Sale of Operation, Net
------------------------------

         In April 2001, the Company sold substantially all of the assets and certain liabilities, of Medal to Medal USA Inc. for approximately $0.80 million in cash and the assumption of certain liabilities (the "Medal Sale"). The Medal Sale was effective March 31, 2001, resulting in a net pretax loss of $1.1 million in the quarter ended March 31, 2001. This operation, which served the small, independent hardware stores within a 250 mile radius of Sharon, Pennsylvania, had been losing a significant share of its customer base over the past several years due to the larger do-it-yourself retailers that established operations throughout the area served by Medal.

Interest Expense
----------------

         For the nine months ended March 31, 2001, net interest expense totaled $5.1 million, a decrease from the $13.5 million in the comparable period last year. Included in net interest expense is interest income of $0.3 million earned on the proceeds from the sale of Barnett until they were used to satisfy the Deferred Coupon Notes. The average borrowings are lower due to the retirement of the Senior Notes in September 2000, the retirement of the Deferred Coupon Notes in November 2000 and the reduction of working capital debt. All of these reductions were effected with the proceeds received from the sale of the Barnett Common Stock. Average borrowings for the nine months ended March 31, 2001 amounted to $56.3 million, with a weighted average interest rate of 12.1%, as compared to $137.9 million in the same period last year, with a weighted average interest rate of 12.4%.

Provision for Income Taxes
--------------------------

         The provision for income taxes amounted to $2.6 million and $0.4 million for the nine months ended March 31, 2001 and 2000, respectively. Income recognized from the sale of Barnett in the quarter ended September 30, 2000 and defeasance of debt in the quarter ended December 31, 2000 generated a significant amount of book income. The Company utilized its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability in the quarter ended September 30, 2000 and, taxes on the debt defeasance income were not provided due to favorable tax treatment allowed in a bankruptcy. The Company's tax provision for the fiscal 2001 nine-month period provides for federal taxes based on the alternative minimum tax method and for state and various foreign taxes.

Extraordinary Item
------------------

         In the nine months ended March 31, 2001, the Company reported extraordinary income of $56.5 million from the retirement of the Company's Deferred Coupon Notes, net of the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring process of $2.4 million. In the quarter ended September 30, 2000, the Company recorded an extraordinary loss of $57,000, net of a tax benefit of $38,000, to write-off deferred loan costs associated with the retirement of the Senior Notes.

Net Income (Loss)
-----------------

         The Company's net income for the nine months ended March 31, 2001 amounted to $100.0 million, or $82.51 per basic and diluted share, as compared to the net loss of $13.3 million, or $11.04 per basic and diluted share, in the fiscal 2000 nine-month period. The fiscal 2001 nine-month period includes the gain on the sale of the Barnett Common Stock, the extraordinary gain from the defeasance of debt at a discount, the recognition of the deferred gain from the sale of U.S. Lock and the loss on the sale of Medal . The nine-month period ended March 31, 1999 was affected by the $1.3 million non-recurring charge associated with the consolidation of its packaged plumbing products under the Plumbcraft brand name, $650,000 in procurement costs and the $2.0 million loss on the sale of WAMI.


B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. These efforts resulted in the Company reaching an agreement with an ad hoc committee representing the holders of approximately 87% of its Deferred Coupon Notes and approximately 65% of its Senior Notes. See Note 1 and 10, and Management's Discussion and Analysis - Recent Developments section in this Form 10-Q for a discussion of the Company's sale of its interest in Barnett as part of a comprehensive financial reorganization. The financial reorganization did not involve any of the Company's operating subsidiaries, which have their own bank credit facility. The operating companies paid all of their trade creditors, employees and other liabilities under normal trade conditions. The Company's Joint Plan was filed on October 2, 2000, confirmed on November 14, 2000 and the Company emerged from Chapter 11 on March 14, 2001.

         The key provisions of the comprehensive financial restructuring plan were:

         - On September 1, 2000, the Company sold to Barnett 160,723 shares of Barnett Common Stock to fund the interest due on the Company's Senior Notes.
         - On September 27, 2000, the Barnett shareholders approved the Barnett Merger.
         - On September 28, 2000, the holders of approximately 97% of the Deferred Coupon Notes voted in favor of accepting the Joint Plan, with the remaining holders not voting.
         - On September 29, 2000, the Company received gross proceeds from the sale of the remaining Barnett Common Stock, which together with the shares sold to Barnett on September 1, 2000, amounted to $94.5 million. The Company utilized the proceeds from the sale of the Barnett Common Stock in the following order:
              - paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.
              - reduced its borrowings under its working capital credit facility by approximately $10 million.
              - retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.
              -     paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.
              -     funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.
         - On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the plan of reorganization that was jointly sponsored with the Committee to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes (the " Joint Plan"). Under the Joint Plan, the only impaired creditors were the Deferred Coupon Note holders.
         - On November 14, 2000, the Company's Joint Plan was approved by the Courts
         - On November 16, 2000, the Company's Joint Plan became effective and it paid its obligation to the Deferred Coupon Note holders.
         - On March 14, 2001, the Court closed the Chapter 11 case and the Company emerged from bankruptcy.

         The Company has been impacted by the sluggish retail environment encountered during the end of the Company's fiscal 2001 second fiscal quarter, reflected in weaker net sales, increased demands by certain of the Company's larger retail customers and the cessation of business of certain smaller retail accounts. Accordingly, the Company believes that the operating cash flow, together with borrowings under its working capital facility may not be sufficient to fund its working capital requirements if the weak retail environment continues for an extended period or if it is unable to make further cost structure adjustments. The Company took certain steps to modify its expense structure in the fiscal 2001 third quarter and continues to evaluate ways to further modify its expense structure and create liquidity, including the monetization of assets, to weather the effects on demand of a prolonged slowdown in the retail industry, closure of retailers and other competitive issues.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal of Pennsylvania, Inc. (formerly known as WOC Inc.), WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million. The Loan and Security Agreement provided, among other things, for revolving credit advances of up to $22.0 million. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI. This facility decreased to $20 million with the completion of the Barnett Sale in September 2000. As of

March 31, 2001, the Company had $10.8 million in borrowings under the revolving credit line of the facility and had approximately $1.6 million available under such facility. The Loan and Security Agreement, which was to expire on September 1, 2001, was extended until June 17, 2002 as a result of the retirement of the Company's Senior Notes and Deferred Coupon Notes.

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

         Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at December 31, 1999. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at March 31, 2001. The Loan and Security Agreement also contains a material adverse condition clause, which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. One of Consumer Products' largest customers, Kmart, accounted for approximately 21.2% of its net sales in fiscal 2000, and Walmart is quickly becoming as significant in size as Kmart. In the event Consumer Products were to lose one of its large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $4,000, $1.1 million and $5,000 in income taxes in the fiscal 2001 first quarter, fiscal 2001 second quarter and fiscal 2001 third quarter, respectively. At June 30, 2000, the Company had $65.8 million of available domestic net operating loss carryforwards for income tax purposes, which would have expired in 2009 through 2020 and an additional deduction for the original issue discount which was paid.on the Deferred Coupon Notes. While the income recognized in the quarter ended September 30, 2000 generated taxable income, the Company utilized a portion of its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability. However, the Company has provided for federal taxes based on the alternative minimum tax method in the quarter ended September 30, 2000 and for state and various foreign taxes. In the quarter ended December 31, 2000, the Company recognized an extraordinary gain on the defeasance of debt. The Company did not record a tax provision on this gain due to the favorable treatment of debt defeasance income in a bankruptcy. The Company no longer has any net operating loss carryforwards as a result of the utilization of the tax benefits in connection with the completion of the comprehensive financial restructuring.

         The Company has total future lease commitments for various facilities and other leases totaling $3.4 million, of which approximately $0.7 million is due in balance of fiscal 2001 and $0.5 million was paid in the first nine months of fiscal 2001. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2001 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At March 31, 2001, the Company had working capital of $7.2 million and a current ratio of 1.3 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $10.4 million for the nine month period ended March 31, 2001 principally due to the payment of accrued interest and an increase in trade receivable, offset by a decrease in inventories and an increase in accrued liabilities. Also affecting the net cash used for operations were the $47.5 million net gain on the sale of Barnett stock, the recognition of a $7.8 million deferred gain on the sale of U.S. Lock, the extraordinary income recognized from the defeasance of debt at a discount, $1.4 million in equity earnings of Barnett and the $1.1 million loss on the sale of Medal. Cash flow provided by investments totaled $93.8 million, due to the net proceeds from the Barnett stock sale. Cash flow used in financing activities totaled approximately $83.8 million. Included in the cash used in financing activities is the retirement of Waxman USA's Senior Notes, which amounted to $35.9 million and the retirement of the $92.8 million of the Company's Deferred Coupon, which were retired for $39.3 million in full settlement of the Company's Deferred Coupon Notes as provided in the Joint Plan.

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

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a) Form 8-K

                           The Registrant filed a report on Form 8-K on March 30, 2001, regarding approval by the Board of Directors of the Company" to change the Company's principal accountant responsible for auditing the Company's financial statements from Arthur Andersen LLP ("AA") to Meaden & Moore, Ltd. ("Meaden"). AA was dismissed by the Company, effective March 30, 2001, solely in furtherance of the Company's objective to lower certain administrative expenses. The Board approved the engagement of Meaden as the Company's principal accountant to audit the Company's financial statements, effective March 31, 2001.



All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2001 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.




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



                                            WAXMAN INDUSTRIES, INC.
                                            -----------------------
                                            REGISTRANT






DATE:  MAY 3, 2001                          BY: /S/ MARK W. WESTER
                                                    MARK W. WESTER
                                                    VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                    (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)