Form 10-K405
period 2001-06-30
WAXMAN INDUSTRIES INC
filed 2001-09-04
CIK 105096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                               -------------
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM             TO

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                            -----

         Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Over-The-Counter Bulletin Board on August 20, 2001: $1,363,575

         Number of shares of Common Stock outstanding as of August 20, 2001:

                     Common Stock                       997,861
                     Class B Common Stock               214,189

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 2001, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

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


                                     PART I

ITEM 1. BUSINESS

        GENERAL

        The Company believes it is one of the leading suppliers of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market in the United States. The Company distributes its products to approximately 680 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company's consolidated net sales were $73.5 million in fiscal 2001.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan. Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. ("Medal", formerly known as WOC Inc. ("WOC")), when substantially all of the assets and certain liabilities of this business were sold (see Note 5). Consumer Products and WAMI Sales utilize the Company's and non-affiliated foreign suppliers.

         Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to approximately 73,000 active customers throughout the United States. The Company recorded equity earnings from this investment of $1.4 million for the first fiscal quarter ended September 30, 2000. The Company did not report equity earnings thereafter, due to the sale of its ownership interest in Barnett. See Management's Discussion and Analysis "Comprehensive Financial Restructuring Plan" section and Note 2 of the notes to consolidated financial statements in this Annual Report on Form 10-K.


CONSUMER PRODUCTS

         Consumer Products markets and distributes approximately 3,970 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers and mass merchandisers. Consumer Products' customers include large national retailers such as Wal-Mart, Kmart, Lowe's and Sears, as well as several regional D-I-Y retailers such as Meijers, Fred Meyers and Menards. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products' net sales for fiscal 2001 were $39.3 million, excluding direct import sales.

         In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. Sales to Wal-Mart accounted for 25.8%, 14.6% and 12.7% and sales to Kmart accounted for 19.9%, 21.2% and 20.8%, of Consumer Products' net sales for fiscal 2001, 2000 and 1999, respectively. The retail industry consolidation has resulted in the cessation of business for a number of weaker organizations over the past several years, including some companies served by Consumer Products. In September 1999, the combined Hechinger / Builders Square operations filed for Chapter 7 liquidation. Those operations accounted for $3.7 million, or 7.8% and 3.8% of Consumer Products' and the Company's revenue, respectively, in fiscal 1999. Due to the loss of this revenue base, Consumer Products reduced its cost structure to be more in line with its revenue base, but was unable to absorb all of the expenses due to this revenue loss. In the event Consumer Products were to lose any of its larger retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

         In fiscal 1999, Consumer Products moved its distribution center from Bedford Heights, Ohio to a more modern and efficient center in Groveport, Ohio, a suburb of Columbus. In the fourth quarter of fiscal 2000, Consumer Products closed its warehouse in Grand Prairie, Texas, and now operates from one national distribution center in Groveport. Consumer Products also closed its packaging facility in Tijuana, Mexico. The items previously packaged in Mexico are now packaged at the Company's overseas operations and, to a lesser extent, with domestic packagers. The closure of these facilities resulted in a charge of $0.6 million, but Consumer Products has benefited from significant cost savings as a result of this consolidation.

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

         Consumer Products' marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program, which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing category layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products and backup tags to identify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers' changing needs. Consumer Products' products are packaged and designed for ease of use, with "how to" instructions to simplify installation, even for the uninitiated D-I-Y consumer. In addition, Consumer Products has sophisticated EDI capabilities, enabling customers to reduce inventory levels and increase return on investment.

PRODUCTS

         The following is a discussion of Consumer Products' principal product groups:

         Plumbing Products. Consumer Products' plumbing repair products include toilet repair, sink and faucet repair, water supply repair, drain repair, shower and bath repair, hose and pipe repair, and connection repair. Consumer Products also offers proprietary lines of faucets under the trade name AquaLife(R) and a line of shower and bath accessories under the proprietary trade name Spray Sensations(R). Consumer Products' product line also includes a full line of valves and fittings, rubber products and tubular products such as traps and elbows. Many of Consumer Products' plumbing products are sold under the proprietary trade names Plumbcraft(R) and PlumbKing(R). In addition, Consumer Products offers certain of its customers the option of private label programs.

         Floor and Surface Protective Hardware Products. Consumer Products' floor and surface protective hardware products include casters, doorstops, and other floor, furniture, felt and rubber surface protective and wall protective items. Consumer Products markets a complete line of floor and surface protective hardware products under the proprietary trade name SoftTouch(TM) and also under private labels.


OTHER DOMESTIC OPERATIONS

         WAMI Sales

         WAMI Sales Inc. ("WAMI Sales") was started by the Company in July 1997 to distribute pipe nipples that were manufactured in Tijuana, Mexico by Western American Manufacturing, an operation that was sold effective March 31, 2000. WAMI Sales distributes pipe nipples, fittings and other products to industrial supply and wholesale operations throughout the United States and, to a lesser extent, Canada. It distributes approximately 2,500 products to approximately 560 customers through its own sales force and through outside sales representative organizations. WAMI Sales has developed relationships with foreign suppliers, including producers from Asia and with the acquirer of Western American Manufacturing, to supply the products it distributes. WAMI Sales' net sales amounted to $3.9 million in fiscal 2001.

         Medal

         Prior to its sale effective March 31, 2001, Medal was a supplier of hardware and plumbing products to approximately 600 independent hardware stores and small independent retailers within a 250 mile radius of its facility in Sharon, Pennsylvania. Medal was formerly a division of WOC Inc., which also included U.S. Lock, a full line supplier of security hardware products, until its sale on January 1, 1999. In fiscal 2001, WOC was renamed Medal of Pennsylvania, Inc. to reflect its only remaining operation. Medal's net sales amounted to $3.4 million for the nine-month period they operated in fiscal 2001.


FOREIGN OPERATIONS

         Through TWI, the Company conducts its foreign operations in Taiwan (through TWI International Taiwan Inc. and TWI Industrial, Inc.) and in China (through CWI International China, Ltd.), which were initially intended to support Consumer Products and other companies that were affiliated with the Company. The foreign operations have begun to develop their own base of customers, which includes Barnett and other former affiliates, non-affiliated companies and certain retailers which have begun to source a portion of their product requirements through direct import programs. TWI and Consumer Products have responded to the increasing interest by certain retailers in direct import programs, with the added benefit of domestic account management. For the years ended June 30, 2001 and 2000, products purchased from the foreign operations accounted for approximately 15.1% and 16.8%, respectively, of the total product purchases made by the Company. For fiscal 2001, the operations owned by TWI had net sales of $34.8 million, of which $16.6 million were to Barnett and $7.8 million were intercompany transactions, which are eliminated in consolidation. Although a significant portion of the Company's non-retail sales are to Barnett, the Company has made significant progress in recent years in its effort to develop the non-retail customer base served by its foreign operations.

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

         Effective March 31, 2000, the Company sold nearly all of the assets and certain liabilities of Western American Manufacturing Inc., a company that manufactured galvanized, black, brass and chrome pipe nipples in Tijuana, Mexico. In June

2000, the Company closed one of its facilities in China that manufactured faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for two months of costs to close the facility. The Company will continue to distribute faucets that have been assembled by the Company, with components being manufactured by outside suppliers.


PRINCIPAL PRODUCT GROUPS

         The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups.

                                            2001       2000       1999
                                            ----       ----       ----

         Plumbing                             77%        79%        68%
         Electrical                            0%         0%         1%
         Hardware                             23%        21%        31%
                                             ---        ---        ---
         Total net sales                     100%       100%       100%
                                             ===        ===        ===

IMPORT RESTRICTIONS AND CUSTOMS ISSUES

         Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from China and Taiwan. During a portion of fiscal 2000, the Company also imported United States goods assembled in Mexico under the preferential import regulations commonly known as '9802', formerly item `807'. The '9802' arrangement permits an importer who purchases raw materials in the United States and then ships the raw materials to an offshore factory for assembly, to re-import the goods without quota restriction and to pay a duty only on the value added in the offshore factory.

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

EQUITY INVESTMENT - BARNETT AFFILIATE

         Barnett is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to professional contractors, independent hardware stores, maintenance managers, liquid propane gas dealers and locksmiths throughout the United States. Barnett was a wholly-owned subsidiary of the Company until the completion of an initial public offering in April 1996 (the "Barnett Initial Public Offering"), when the Company completed an initial public offering of the Barnett Common Stock, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, a secondary offering of 1,300,000 shares of Barnett Common Stock (the "Barnett Secondary Offering", and together with the Barnett Initial Public Offering, the "Barnett Public Offerings") was completed and the Company converted its remaining convertible non-voting preferred stock of Barnett to Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, the Company began to account for its interest in Barnett under the equity method of accounting. On July 10, 2000, the Company announced that it had reached an agreement to monetize its remaining shares of Barnett Common Stock for $13.15 per share as part of the purchase of all of Barnett's outstanding shares by B&W Acquisition Inc., a merger subsidiary formed by Wilmar Industries, Inc. (the "Barnett Merger"). The Barnett Merger was approved by Barnett's shareholders on September 27, 2000, and the Company's remaining shares of Barnett Common Stock were sold on September 29, 2000.

         The gross proceeds from the sale of the remaining 7,186,530 shares of Barnett Common Stock amounted to $94.5 million. The Company's equity investment in Barnett amounted to $44.3 million immediately prior to the sale, including equity earnings recognized by the Company in the quarter ended September 30, 2000 of $1.4 million. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs associated with the Barnett Merger and other costs associated with the comprehensive financial restructuring of the Company. In addition, the Company recognized $7.8 million in deferred gain on the sale of U.S. Lock in fiscal 2001, which was being recognized as Barnett amortized the goodwill associated with its purchase of U.S. Lock.


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

EMPLOYEES

         As of June 30, 2001, the Company employed 370 persons, 125 of whom were clerical and administrative personnel, 44 of whom were sales and service representatives and 201 of whom were either production or warehouse personnel. None of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees to be satisfactory.

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

         The Company or one of its indirect subsidiaries have been threatened with litigation by two separate California public interest groups alleging unlawful discharge of chemicals under California's Safe Drinking Water and Toxic Enforcement Act of 1986. The Company is researching the merits of the allegations and intends to contest and vigorously defend itself. Any potential liability related to this threatened litigation cannot be assessed at this time as the Company is in the very preliminary stages of its investigation.

SEASONALITY

         The Company's sales are generally consistent throughout its fiscal year, although the third fiscal quarter is generally weaker in sales than the other quarters.

ITEM 2. DESCRIPTION OF PROPERTIES

         The following table sets forth, as of June 30, 2001, certain information with respect to the Company's principal physical properties:


                                                                                         LEASE
                              APPROXIMATE                                              EXPIRATION
    LOCATION                  SQUARE FEET                PURPOSE                         DATE

24460 Aurora Road               21,000          Corporate Office                          Owned
 Bedford Hts., OH

24455 Aurora Road               29,000          Consumer Products Corporate              6/30/02
 Bedford Hts., OH (1)                           Office

5920 Green Pointe Dr.          114,000          Consumer Products                        11/1/08
 Groveport, OH                                  Office and Distribution Center

24001 Aurora Road               28,000          Consumer Products                       12/31/02
 Bedford Hts., OH                               Warehouse

No. 10, 7th Road                55,000          TWI                                       Owned
 Industrial Park                                Office, Packaging
 Taichung, Taiwan                               and Distribution Center
 Republic of China

Dan Keng Village                57,000          CWI
 Fu Ming County                                 Office, Packaging, Manufacturing          Owned
 Shenzhen, P.R. China                           and Distribution Center

9430 Cabot Drive                13,000          WAMI Sales                               1/31/02
 San Diego, California                          Office and Distribution Center


(1) Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of this property. In November 1998, Consumer Products completed the move of its warehouse to Groveport, Ohio, but continues to lease 9,000 square feet of office space and 20,000 square feet of warehouse space in Bedford Hts., Ohio. The remaining 97,000 square feet of warehouse space in this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. Rent expense under this lease was $326,716 in fiscal 2001, 2000 and 1999. The Company received rental income from Handl-it, Inc. for subleasing the warehouse in Bedford Hts., Ohio of $290,496 in fiscal 2001, $290,970 in fiscal 2000 and $95,324 in fiscal
         1999 for a portion of the year.

         Handl-it Inc., a corporation owned by John S. Peters, a director of and consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, has provided Consumer Products with certain outside warehousing services under month-to-month rental arrangements from time to time. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. There were no lease arrangements of this nature in fiscal 2001 and fiscal 2000, but rent expense under this type of lease arrangement was $10,000 for fiscal 1999. Consumer Products Group also paid Handl-it Inc. approximately $27,000, $40,000 and $55,000 for the cost of transportation of products in fiscal 2001, 2000 and 1999, respectively. From July 1, 1999 through April 2001, WAMI Sales utilized Handl-it to provide all warehousing, labor and shipping functions in Cleveland, Ohio for a fee equal to a percentage of monthly sales plus other direct costs from this operation. The charge amounted to $67,000 and $74,000 in fiscal 2001 and 2000, respectively.

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

         As further described in Note 14 of the notes to the consolidated financial statements in this Annual Report on Form 10-K, the Company or one of its indirect subsidiaries have been threatened with litigation by two separate California public interest groups. The Company is researching the merits of the allegations and intends to contest and vigorously defend itself. Any potential liability related to this threatened litigation cannot be assessed at this time as the Company is in the very preliminary stages of its investigation.


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

         Mr. Melvin Waxman, age 67, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Initial Public Offering in April 1996, Mr. Waxman became Chairman of the Board of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been a Chief Executive Officer of the Company for over 20 years and has been a director of the Company since 1962. Mr. Waxman has been Chairman of the Board of the Company since August 1976. Mr. Waxman is the Chairman of the Board of Barnett. Melvin Waxman and Armond Waxman are brothers.

         Mr. Armond Waxman, age 62, was elected Co-Chairman of the Board in June 1995. Upon consummation of the Barnett Initial Public Offering in April 1996, Mr. Waxman became President of the Company. Mr. Waxman was elected Co-Chief Executive Officer of the Company in May 1988. Mr. Waxman has been the President and Treasurer of the Company since August 1976. Mr. Waxman has been a director of the Company since 1962 and was Chief Operating Officer of the Company from August 1976 to May 1988. Mr. Waxman is the Vice Chairman of the Board of Barnett. Armond Waxman and Melvin Waxman are brothers.

         Mr. Laurence Waxman, age 44, has been Senior Vice President of the Company since November 1993 and is also President of Consumer Products, a position he has held since 1988. Mr. Waxman joined the Company in 1981. Mr. Waxman has been a director of the Company since July 1996. Mr. Laurence Waxman is the son of Melvin Waxman.

         Mr. Mark Wester, age 46, a certified public accountant, joined the Company in October 1996 as Corporate Controller and in January 1997 became the Vice President-Finance. Upon completion of the Barnett Secondary Offering in April 1997, Mr. Wester became the Chief Financial Officer of the Company. In March 2001, the Company merged the Corporate and Consumer Products Group accounting departments and Mr. Wester became the Vice President and Chief Financial Officer of the Company. Mr. Wester provided consulting services to the Company from May 1996 through September 1996. From March 1992 to April 1996, Mr. Wester was a limited partner with a privately owned telecommunications company, Capital Communications Cooperative and the Chief Financial Officer of Progressive Communications Technologies. From 1978 to 1992, Mr. Wester was employed by The Fairchild Corporation (formerly, Banner Industries, Inc.), where he held several positions during his tenure, including Vice President and Corporate Controller.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB"). On February 20, 2001, the Company enacted a 1 for 10 reverse stock split (the "Reverse Stock Split") for the Company's Common Stock, which trades under the symbol "WAXM", and Class B Common Stock. From March 22, 1999 until the Reverse Stock Split, the Company's Common Stock traded under the symbol "WAXX". Prior to March 22, 1999, the Company's stock was listed on the New York Stock Exchange ("NYSE") under the symbol "WAX". The Company's Class B Common Stock does not trade in the public market due to restricted transferability. However, the Class B Common Stock may be converted into Common Stock on a share-for-share basis at any time.

         The following table sets forth the high and low closing quotations as reported by the OTCBB for fiscal 2001 and 2000 (adjusted for the Reverse Stock Split).

                                             2001                                2000
                                            ------                              ------

                                        HIGH           LOW               HIGH            LOW
                                        ----           ---               ----            ---

       First Quarter                    $3.44          $1.25             $8.75          $2.81
       Second Quarter                    3.50           1.25              7.19           3.70
       Third Quarter                     3.13           1.50              4.80           3.50
       Fourth Quarter                    2.05           1.50              3.75           2.30


HOLDERS OF RECORD

         As of August 20, 2001, there were 617 holders of record of the Company's Common Stock and 109 holders of record of the Company's Class B Common Stock.


DIVIDENDS

         The Company declared no dividends in fiscal 2001 or 2000. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA


INCOME STATEMENT DATA:
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2001(6)      2000(7)      1999(8)       1998         1997
                                                            ---------    ---------    ---------    ---------    ---------
Net sales                                                   $  73,524    $  81,360    $  99,116    $ 105,662    $ 119,006
Cost of sales(1)                                               49,890       59,259       69,264       69,429       84,574
                                                            ---------    ---------    ---------    ---------    ---------
Gross profit                                                   23,634       22,101       29,852       36,233       34,432
Selling, general and administrative expenses                   21,763       27,094       31,635       30,290       34,996
Restructuring, impairment and procurement charges (1)           2,504       10,370        4,515           24        1,522
                                                            ---------    ---------    ---------    ---------    ---------
       Operating  income (loss)                                  (633)     (15,363)      (6,298)       5,919       (2,086)
Gain on sale of Barnett stock, net(2)                          47,473           --           --           --       16,693
Loss on the sale of Medal, net(3)                              (1,105)          --           --           --           --
Loss on sale of WAMI, net(1)(3)                                    --       (2,024)          --           --           --
Gain on sale of U.S. Lock, net(3)                                  --           --       10,298           --           --
Equity earnings of Barnett                                      1,370        6,511        6,744        6,341        5,843
Amortization of deferred U.S. Lock gain(4)                      7,815          202           --           --           --
Interest expense, net                                           5,414       18,201       17,192       16,031       16,477
                                                            ---------    ---------    ---------    ---------    ---------
Income  (loss) from  operations  before  income taxes and
extraordinary items                                            49,506      (28,875)      (6,448)      (3,771)       3,973
Provision  (benefit) for income taxes                           1,680          (27)       1,029          537          401
                                                            ---------    ---------    ---------    ---------    ---------

Income (loss) from operations before extraordinary items
                                                               47,826      (28,848)      (7,477)      (4,308)       3,572
Extraordinary items(5)                                         52,222           --           --          192           --
                                                            ---------    ---------    ---------    ---------    ---------
Net income (loss)                                           $ 100,048    $ (28,848)   $  (7,477)   $  (4,500)   $   3,572
                                                            =========    =========    =========    =========    =========
Average number of shares outstanding                            1,212        1,207        1,206        1,203        1,192
                                                            =========    =========    =========    =========    =========

Basic earnings (loss) per share:
  From operations before extraordinary items                $   39.46    $  (23.91)   $   (6.20)   $   (3.58)   $    3.00
  Extraordinary items                                           43.09           --           --         (.16)          --
                                                            ---------    ---------    ---------    ---------    ---------
  Net income (loss) per share                               $   82.55    $  (23.91)   $   (6.20)   $   (3.74)   $    3.00
                                                            =========    =========    =========    =========    =========
Diluted earnings (loss) per share:
   From operations before extraordinary items               $   39.46    $  (23.91)   $   (6.20)   $   (3.58)   $    2.62
  Extraordinary items                                           43.09           --           --         (.16)          --
                                                            ---------    ---------    ---------    ---------    ---------
  Net income (loss) per share                               $   82.55    $  (23.91)   $   (6.20)   $   (3.74)   $    2.62
                                                            =========    =========    =========    =========    =========


   Cash dividends per share:
     Common stock                                           $      --    $      --    $      --    $      --    $      --
     Class B common stock                                   $      --    $      --    $      --    $      --    $      --

   BALANCE SHEET DATA:
   Working capital                                          $   7,209    $  (5,725)   $  21,945    $  15,776    $  31,093
   Total assets                                                40,832       94,218      100,210      105,743      107,232
   Total long-term debt                                           532      128,453      128,480      118,314      120,994
   Stockholders' equity (deficit)                              19,032      (80,543)     (52,086)     (44,744)     (39,506)

(1) In the fiscal 2001 first quarter, the Company recorded a $0.35 million charge associated with additional restructuring costs for warehouses closed by Consumer Products in prior years. The Company also incurred a business procurement charge of $0.15 million, $0.3 million, $0.3 million and $1.4 million in the fiscal 2001 first, second, third and fourth quarters, respectively. In the fiscal 2000 second quarter, the Company recorded a $1.3 million restructuring charge related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. In the fiscal 2000 fourth quarter, the Company recorded a $0.6 million restructuring charge related to (i) the closure of its Grand Prairie, Texas distribution center, which was consolidated into Consumer Products' distribution center near Columbus, Ohio, and (ii) the closure of a packaging operation in Tijuana, Mexico that was transferred to the Company's operations in Taiwan and China. In the fiscal 2000 fourth quarter, Consumer Products also wrote off $1.7 million in packaging material and other inventory associated with these closings, which are recorded in cost of sales. The Company incurred a business procurement charge of $150,000 in the first quarter and $500,000 in the third quarter of fiscal 2000. In the fourth quarter of fiscal 2000, the Company also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. Also included is a $1.2 million charge from the closure of Premier Faucet Corporation in June 2000. In addition, the closure of the faucet operation resulted in a reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. In fiscal 1999, the Company recorded a $2.1 million restructuring charge associated with the move of one of Consumer Products' warehouses and a business procurement charge of $2.5 million. In the first quarter of fiscal 1998, the Company recorded an estimated restructuring charge of $133,000 for warehouse closure costs and other expenses associated with the sale of LeRan Gas Products. In the fourth quarter of fiscal 1998, the estimated loss was adjusted to the actual loss of $24,000. In the fourth quarter of fiscal 1997, the Company sold Madison Equipment Company and recorded a loss on sale of $0.7 million. In fiscal 1997, Consumer Products also recorded a business procurement charge of $0.8 million See Note 1 to the Consolidated Financial Statements for further discussion of the fiscal 1999 and 1997 business procurement charges and
         Note 4 for further discussion of the fiscal 1998 and 1997 charges.
(2) In September 2000, the Company sold its remaining 7,186,530 shares of Barnett common stock as part of its comprehensive debt restructuring, recognizing a net gain of $47.5 million. The fiscal 1997 amount reflects the gains on the Barnett Public Offerings. See Note 2 to the Consolidated Financial Statements.
(3) The sale of significantly all of the assets and certain liabilities of these operations are detailed in Note 5 to the Consolidated Financial Statements, including the $1.1 million loss on the March 31, 2001 sale of Medal of Pennsylvania, Inc., the $2.0 million loss on the March 31, 2000 sale of Western American Manufacturing, Inc. and the $10.3 million gain on the January 1, 1999 sale of U.S. Lock.
(4) The Company deferred $8.1 million of the gain on the sale of U.S. Lock in fiscal 1999 due to its continued ownership interest in Barnett. The gain was being amortized as Barnett wrote-off the goodwill associated with the U.S. Lock purchase. In fiscal 2001, the Company recognized the remaining $7.8 million in deferred gain on the U.S. Lock sale due to the disposal of its remaining interest in Barnett. See Notes 2 and 5 to the Consolidated Financial Statements.
(5) Fiscal 2001 amounts reflect the extraordinary gain on the defeasance of debt at a discount, net of the write-off of deferred financing costs (see Note 6 to the Consolidated Financial Statements). Fiscal 1998 extraordinary charges represents the write-off of deferred financing costs resulting from the repayment and refinancing of debt, as further described in Notes 2 and 7 to the Consolidated Financial Statements.
(6) The results of Medal of Pennsylvania, Inc. were consolidated by the Company until its sale, which was effective March 31, 2001. As a result of the sale, fiscal 2001 includes results for Medal for nine months, while the previous fiscal years include results for twelve months. See
         Note 5 to the Consolidated Financial Statements for further discussion of the sale of Medal. Fiscal 2001 also includes equity earnings for Barnett through September 2000, when the remaining Barnett stock was sold. Prior periods presented include equity earnings from Barnett for the full fiscal year.
(7) The results of Western American Manufacturing Inc. were consolidated by the Company until its sale, which was effective March 31, 2000. As a result of the sale, fiscal 2000 only includes nine months of WAMI's results while the previous fiscal years include results for twelve months. See Note 5 to the Consolidated Financial Statements for further discussion of the sale of WAMI.
(8) The results of U.S. Lock were consolidated by the Company until its sale, which was effective January 1, 1999. As a result of the sale, fiscal 1999 only includes six months of U.S. Lock's results while the previous fiscal years include results for twelve months. See Note 5 to the Consolidated Financial Statements for further discussion of the sale of U.S. Lock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in two business segments -- the distribution of specialty plumbing and hardware products to retailers and the distribution of plumbing and other products to non-retail businesses. Distribution of plumbing and hardware products to retailers is primarily conducted through domestic operations, but is also conducted through direct import programs from the foreign sourcing, manufacturing and packaging operations. In fiscal 2001, approximately 22.5% and 47.6% of the Company's foreign operations' sales were to the Company's domestic wholly-owned operations and Barnett, respectively, which are considered non-retail sales. Intercompany sales are eliminated in consolidation.

COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN

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

         The key provisions of the financial restructuring plan were:

         - As contemplated in the Debt Reduction Agreement, Barnett engaged an investment banker to conduct an orderly process to sell itself, or otherwise maximize shareholder value, in connection with such transaction. To that end, on December 13, 1999, Barnett issued a press release announcing the engagement of Deutsche Bank Alex. Brown to pursue initiatives to maximize shareholder value.
         - This effort resulted in the sale of all of Barnett, including the Company's 7,186,530 shares of Barnett common stock owned by Waxman USA Inc., a direct, wholly-owned subsidiary of the Company.
         - On September 1, 2000, the Company sold to Barnett 160,723 shares of Barnett Common Stock to fund the interest due on the Company's Senior Notes.
         - On September 27, 2000, the Barnett shareholders approved the Barnett Merger.
         - On September 28, 2000, the holders of approximately 97% of the Deferred Coupon Notes voted in favor of accepting the Joint Plan, with the remaining holders not voting.
         - On September 29, 2000, the Company received gross proceeds from the sale of the remaining Barnett Common Stock, which together with the shares sold to Barnett on September 1, 2000, amounted to $94.5 million. The Company utilized the proceeds from the sale of the Barnett Common Stock in the following order:
                  - paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.
                  - reduced its borrowings under its working capital credit facility by approximately $10 million.
                  - retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.
                  - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.
                  - funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.
         - On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the plan of reorganization that was jointly sponsored with the Committee to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes (the "Joint Plan"). Under the Joint Plan, the only impaired creditors were the Deferred Coupon Note holders.
         - On November 14, 2000, the Company's Joint Plan was approved by the Court
         - On November 16, 2000, the Company's Joint Plan became effective, and the Company paid its obligation to the Deferred Coupon Note holders.
         - On March 14, 2001, the Court closed the Chapter 11 case, and the Company emerged from bankruptcy.

         The Company continues to evaluate its operations, including various options to streamline its operations, reduce expenses and improve margins. The Company expects to complete this review and initiate various expense reduction plans at various stages over the remainder of the calendar year. The Company has enacted certain expense reductions in the fiscal 2001 third quarter, including the reduction of certain expenses at the Company's corporate office, Consumer Products Group, WAMI Sales and the Company's operations in Asia. The Company completed its evaluation of its Medal business, which sold a wide range of products to small independent hardware stores and other independent retailers in a 250-mile radius of Sharon, Pennsylvania. Over the past several years, Medal's customer base and operating results have deteriorated due to competitive pressures. Effective March 31, 2001, the Company sold the assets of Medal to stem the continued operating losses and negative cash flow and avoid the cost that would have been incurred to relocate the business upon the expiration of the building lease. In furtherance of its effort to enhance its liquidity position, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc. effective March 31, 2000 for $1.8 million, excluding trade receivables, trade payables and certain other obligations, which were retained by the Company.


HISTORICAL OVERVIEW

         A historic overview of some of the Company's other recent strategic and restructuring developments are summarized below.

         Effective March 31, 2001, the Company sold nearly all of the assets and certain liabilities of Medal of Pennsylvania, Inc., which sold a wide range of products to small independent hardware stores and other independent retailers in a 250-mile radius of Sharon, Pennsylvania.

         In September 2000, the Company sold its remaining 7,186,530 shares of Barnett Common Stock for $94.5 million, resulting in a net pre-tax gain of $47.5 million. Barnett was a wholly-owned subsidiary until April 1996, when the Company completed the Barnett Initial Public Offering (see Note 2 for additional information related to Barnett stock transactions). The sale of the Barnett Common Stock enabled the Company to complete its comprehensive financial restructuring.

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

         In December 1999, the Company agreed to a process with the Committee that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company. On July 10, 2000, the Company announced that it has reached agreements with the Committee, among others, for the monetization of its ownership of Barnett Inc. common stock and the financial restructuring of Waxman Industries. These agreements include the Company's agreement to vote in favor of the acquisition of Barnett Inc. by Wilmar Industries Inc. for $13.15 per share. (See "Debt Restructuring Effort".)

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


RESULTS OF OPERATIONS

         The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of net sales:


                                             Fiscal Year Ended June 30,
                                             --------------------------

                                             2001       2000       1999
                                            ------     ------     ------
Net sales                                   100.0%    100.0%    100.0%

Cost of sales                                67.9%     72.8%     69.9%

Gross profit                                 32.1%     27.2%     30.1%

Selling, general and administrative
  Expenses                                   29.6%     33.3%     31.9%

Restructuring, impairment and procurement
charges                                       3.4%     12.8%      4.6%

Operating income (loss)                      (0.9%)   (18.9%)    (6.4%)

Gain on sale of Barnett, net                 64.6%       --        --

Gain on sale of U.S. Lock, net                 --        --      10.4%

Loss on sale of Medal, net                   (1.5%)      --        --

Loss on sale of WAMI, net                      --      (2.5%)      --

Equity earnings of Barnett                    1.9%      8.0%      6.8%

Amortization of deferred U.S. Lock gain      10.6%      0.3%       --

Interest expense, net                         7.4%     22.4%     17.3%
Income (loss) before income taxes and
 extraordinary items                         67.3%    (35.5%)    (6.5%)

Provision (benefit) for income taxes          2.2%      0.0%      1.0%

Income (loss) before extraordinary items     65.1%    (35.5%)    (7.5%)

Extraordinary items                          71.0%       --        --

Net income (loss)                           136.1%    (35.5%)    (7.5%)

YEAR ENDED JUNE 30, 2001 VS. YEAR ENDED JUNE 30, 2000


NET SALES
---------

         Net sales for fiscal 2001 totaled $73.5 million, as compared to $81.4 million for fiscal 2000. Included in the prior year were $8.3 million in net sales for WAMI Manufacturing, which was sold effective March 31, 2000, and Premier Faucet, which was closed in June 2000, and Medal, which was sold effective March 31, 2001. Excluding the results of disposed or closed businesses, net sales for fiscal 2001 amounted to $70.1 million as compared to $73.0 million in fiscal 2000. The results were lower due to weak sales to retailers in the first half of fiscal 2001.

         Net sales for the continuing businesses in fiscal 2001, while 4.0% lower than fiscal 2000, improved in the second half of fiscal 2001 by 4.5%. The reduction for the fiscal year is due to weaker than anticipated sales to retailers for the first six months of fiscal 2001, including sales made through the direct import program from our Asian operations. In part, this reduction was due to the closure of certain retailers served by the Company. The largest retailer closing that affected the Company was the loss of Associated Distributors, Inc., which closed all but 11 of its stores in August 2000. The Company believes that Associated Distributors, which accounted for nearly $2.2 million of Consumer Products' net sales in fiscal 2000, has changed its strategy for its remaining stores and has discontinued the distribution of plumbing products. The Company believes that the impact on net sales due to the closing or reformatting of other retailers, such as Associated Distributors, Pergaments, Bradlee's, Homeplace and HomeBase, will be offset by increased business opportunities with certain of the Company's stronger retail customers.

         Retail sales amounted to $56.9 million and $61.0 million for fiscal 2001 and 2000, respectively. The reduction is primarily the result of the exclusion of sales for WAMI Manufacturing and Premier Faucet in the current period's results, the inclusion of Medal for only nine months in fiscal 2001 and lower sales to Barnett.

         Effective March 31, 2001, the Company sold substantially all of the assets, net of certain liabilities, of Medal. Medal's results of operations have been included in the operating results of the Company through March 31, 2001, including $3.4 million and $4.7 million in net sales for fiscal 2001 and fiscal 2000, respectively.

         Effective March 31, 2000, the Company sold substantially all of the assets, net of certain liabilities, of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales of $2.9 million and an operating loss of $0.4 for WAMI have been consolidated in the results of operations through March 31, 2000.

GROSS PROFIT
------------

         The gross profit margin for fiscal 2001 improved to 32.1% from 27.2% for fiscal 2000. The improvement is due to a favorable mix of product sold and the sale and closure of WAMI Manufacturing and Premier Faucet, respectively, which had lower gross profit levels. The gross profit for fiscal 2001 amounted to $23.6 million as compared to $22.1 million for fiscal 2000.

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Selling, general and administrative ("SG&A") expenses decreased to $21.8 million for fiscal 2001 from $27.1 million for fiscal 2000. Approximately $1.4 million of the prior year SG&A expenses were attributed to WAMI Manufacturing and Premier Faucet. SG&A expenses for continuing operations amounted to $20.6 million in fiscal 2001 as compared to $24.3 million in the prior fiscal year. The majority of the improvement in the expenses is due to the consolidation of Consumer Product's distribution operations into one national center, the relocation of its packaging operations to the Company's facilities overseas and cost improvements at the Company's foreign operations. In addition, the percentage of SG&A expenses to net sales improved to 29.6% in the current fiscal year from 33.3% in the prior fiscal year.

RESTRUCTURING, IMPAIRMENT AND PROCUREMENT CHARGES
-------------------------------------------------

         In fiscal 2001, the Company recorded a business procurement charge of $2.15 million. Business procurement charges include costs associated with the development of business opportunities with new and existing customers. In addition, Consumer Products recorded $0.35 million in restructuring charges in the quarter ended September 30, 2000 for costs associated with its closed warehouse facilities. Based on current estimates, the Company believes it has provided for all remaining costs to be incurred in connection with the closing of these facilities.

         In fiscal 2000, Consumer Products recorded $10.4 million in non-recurring charges, including procurement costs of $0.65 million related to customer agreements to purchase product for a period of time, $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name, $0.6 million for the completion of its plan to create a National Distribution Center and consolidate its Grand Prairie, Texas warehouse into the Groveport, Ohio facility and the move of the packaging operations from Tijuana, Mexico to the Company's operations in China, which should reduce certain packaging costs. In the fourth quarter of fiscal 2000, Consumer Products also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. In addition, in June 2000 the Company closed its Premier Faucet Corporation facility in China that manufactured faucets and faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for costs to close the facility. The closure of this operation also resulted in an additional loss in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizablity of receivables and inventory. The Company continues to distribute faucets that have been assembled by the Company, with components manufactured by outside suppliers.

OPERATING LOSSES:
-----------------

         For fiscal 2001, the Company reported a loss of $0.6 million, as compared to the loss of $15.4 million for fiscal 2000. The fiscal 2001 loss included $2.5 million of restructuring and business procurement charges, while the large loss in fiscal 2000 included $10.4 million of restructuring, impairment and procurement charges and higher cost of sales and SG&A expenses for the realizability of accounts receivable and inventory from the closure of the Company's Premier Faucet business in fiscal 2000.

EQUITY EARNINGS OF BARNETT
--------------------------

         As a result of the sale of the Company's interest in Barnett in September 2000, the Company only reported equity earnings for the fiscal 2001 first quarter, which amounted to $1.4 million. The Company recorded equity earnings from its ownership interest in Barnett of $6.5 million for fiscal 2000.

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

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.2% of Barnett, the acquirer of U.S. Lock. Until the sale of its remaining interest in Barnett, the Company recognized the deferred gain as the goodwill generated by the purchase of U.S. Lock was amortized by Barnett, resulting in an amortization of the deferred gain of $0.2 million in fiscal 2000. As a result of the sale of its remaining interest in Barnett, the Company recognized the remaining $7.8 million of unamortized deferred gain in the quarter ended September 30, 2000.

LOSS ON SALE OF OPERATION, NET
------------------------------

         In April 2001, the Company sold substantially all of the assets and certain liabilities of Medal to Medal USA Inc. for approximately $0.80 million in cash and the assumption of certain liabilities (the "Medal Sale"). The Medal Sale was effective March 31, 2001, resulting in a net pretax loss of $1.1 million in the quarter ended March 31, 2001. This operation, which served the small, independent hardware stores within a 250 mile radius of Sharon, Pennsylvania, had been losing a significant share of its customer base over the past several years to the larger do-it-yourself retailers that established operations throughout the area served by Medal.

         Effective March 31, 2000, the Company sold substantially all of the assets and certain liabilities of WAMI to Niples Del

Norte, S.A. de C.V. for approximately $1.8 million in cash, resulting in a net pretax loss of $2.0 million, including a write-off of approximately $1.0 million of goodwill.


INTEREST EXPENSE
----------------

         Net interest expense for fiscal 2001 totaled $5.4 million, as compared to $18.2 million in fiscal 2000. The significant decrease in interest is due to the use of proceeds from the September 2000 sale of the Barnett Common Stock to retire the Senior Notes in September 2000, reduce working capital debt and to retire the Deferred Coupon Notes in November 2000. In addition, the reduction in the prime rate has also been a factor in reducing interest expense. Average borrowings for fiscal 2001 amounted to $44.9 million, with a weighted average interest rate of 11.9%, as compared to $140.8 million in fiscal 2000, with a weighted average interest rate of 12.3%. Included in net interest expense for fiscal 2001 is interest income of $0.3 million earned on the proceeds from the sale of Barnett until they were used to satisfy the Deferred Coupon Notes.

PROVISION FOR INCOME TAXES
--------------------------

         The provision for income taxes amounted to $1.7 million for fiscal 2001. The Company utilized a portion of its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability. The Company's tax provision for fiscal 2001 provides for federal taxes based on the alternative minimum tax method and for state and various foreign taxes.

         In fiscal 2000, the Company recognized a state tax benefit due to a refund from a prior year payment, which offset various state and foreign taxes and resulted in a net tax benefit of $27,000.

EXTRAORDINARY ITEM
------------------

         In fiscal 2001, the Company reported net extraordinary income of $52.2 million from the retirement of the Company's Deferred Coupon Notes, after the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring process of $2.4 million. In addition, in the quarter ended September 30, 2000, the Company recorded an extraordinary loss of $57,000, net of a tax benefit of $38,000, to write-off deferred loan costs associated with the retirement of the Senior Notes.

NET INCOME (LOSS)
-----------------

         The Company's net income for fiscal 2001 amounted to $100.0 million, or $82.55 per basic and diluted share, as compared to the net loss of $28.8 million, or $23.91 per basic and diluted share, in fiscal 2000. The fiscal 2001 results include the $47.5 million net gain on the sale of the Barnett Common Stock, the $52.2 million extraordinary gain, or $43.09 per share, from the defeasance of debt at a discount, the recognition of $7.8 million of deferred gain from the sale of U.S. Lock and the loss on the sale of Medal.

         The Company's fiscal 2000 net loss amounted to $28.8 million, or $23.91 per basic and diluted share. The fiscal 2000 results were affected by $10.4 million of restructuring, impairment and procurement charges, $1.7 million in costs for the consolidation of the KF(R) packaged plumbing line and $2.0 million from the loss on the sale of WAMI.



YEAR ENDED JUNE 30, 2000 VS. YEAR ENDED JUNE 30, 1999

NET SALES

         Net sales of the Company's comparable continuing businesses for fiscal 2000 amounted to $77.8 million as compared to $81.9 million for fiscal 1999, a decrease of $4.1 million. The loss of the Hechinger / Builders Square business accounted for $3.4 million of the decrease in comparable net sales. Excluded from those results are net sales of U.S. Lock, which was sold effective January 1, 1999, WAMI Manufacturing Inc., which was sold effective March 31, 2000, and Premier Faucet Corporation, which was closed in June 2000. Reported net sales of the Company's wholly-owned operations, including those operations sold, totaled $81.4 million for fiscal 2000, as compared to $99.1 million for the same period in the prior fiscal year.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses, excluding U.S. Lock, WAMI and Premier Faucet, amounted to $25.7 million and $27.0 million for fiscal 2000 and 1999, respectively. Including the operations while they were operated as part of the Company, SG&A expenses amounted to $27.1 million for fiscal 2000 and $31.6 million for fiscal 1999. As a percentage of net sales, SG&A expenses for the continuing businesses increased from 33.0% in fiscal 1999 to 33.1% in fiscal 2000, primarily due to the decrease in net sales and the relatively fixed nature of certain SG&A expenses and the decrease in sales of the continuing businesses.

RESTRUCTURING, IMPAIRMENT AND PROCUREMENT CHARGES

         Consumer Products recorded restructuring, impairment and procurement charges for fiscal 2000 of $10.4 million, including procurement costs of $0.65 million related to customer agreements to purchase product for a period of time, $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name, $0.6 million for the completion of its plan to create a National Distribution Center and consolidate its Grand Prairie, Texas warehouse into the Groveport, Ohio facility and the move of the packaging operations from Tijuana, Mexico to the Company's operations in China, which should reduce certain packaging costs. In the fourth quarter of fiscal 2000, Consumer Products also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. In addition, in June 2000 the Company closed its Premier Faucet Corporation facility in China that manufactured faucets and faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for costs to close the facility. The closure of this operation also resulted in an additional loss in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory. The Company continues to distribute faucets that have been assembled by the Company, with components manufactured by outside suppliers.

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

EQUITY EARNINGS OF BARNETT

         The Company recorded equity earnings from its 44.2% ownership interest in Barnett of $6.5 million for fiscal 2000, as compared to $6.7 million in fiscal 1999. See "Comprehensive Financial Restructuring Plan" section and Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of the Company's agreement to sell its interest in Barnett.

(LOSS) GAIN ON SALES OPERATIONS AND AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

         Effective March 3l, 2000, the Company sold substantially all of the assets and certain liabilities of WAMI to Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash, resulting in a net pretax loss of $2.0 million in the quarter ended March 31, 2000, including a write-off of approximately $1.0 million of goodwill.

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining $8.1 million was originally reported as a deferred gain in the Company's consolidated balance sheet due to the Company's continued ownership of 44.2% of Barnett, the acquirer of U.S. Lock. Until the sale of the remaining interest in Barnett, the Company recognized the deferred gain as the goodwill generated by the purchase of U.S. Lock was amortized by Barnett, and fully recognized the remaining balance upon the September 2000 sale of its ownership interest in Barnett. In fiscal 2000, the Company recognized $202,000 of this deferred gain.

INTEREST EXPENSE

         Interest expense for fiscal 2000 totaled $18.2 million, an increase of $1.0 million from the $17.2 million in fiscal 1999. The increase was primarily due to an increase in borrowings under the Company's bank credit agreement, an increase in the borrowing rate on that facility during the fiscal year and an increase in the interest on the Deferred Coupon Notes. Average borrowings for fiscal 2000 amounted to $140.8 million, with a weighted average interest rate of 12.3%, as compared to $141.3 million for fiscal 1999, with a weighted average interest rate of 11.6%. The average borrowings were slightly lower due to the proceeds received from the sale of U.S. Lock effective January 1, 1999, while the weighted average interest rate increased due to the increased proportion of debt with a higher interest rate and due to increases in the federal fund rates that influence the rate charged by lending institutions for working capital loans.

PROVISION (BENEFIT) FOR INCOME TAXES

         In fiscal 2000, the Company recognized a state tax benefit due to a refund from a prior year payment, which offset various state and foreign taxes and resulted in a net tax benefit of $27,000. The provisions for income taxes amounted to $1.0 million for fiscal 1999. The Company's tax provision for fiscal 1999 represents the provision for the alternative minimum tax due on the U.S. Lock Sale and for various state and foreign taxes. The difference between the effective and statutory tax rates was primarily due to domestic operating losses not benefited and non-deductible goodwill amortization.

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


LIQUIDITY AND CAPITAL RESOURCES

         Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. These efforts resulted in the Company reaching an agreement with an ad hoc committee representing the holders of approximately 87% of its Deferred Coupon Notes and approximately 65% of its Senior Notes. See Note 3 and Management's Discussion and Analysis - Comprehensive Financial Restructuring Plan section in this Form 10-K for a discussion of the Company's sale of its interest in Barnett as part of a comprehensive financial reorganization. The financial reorganization did not involve any of the Company's operating subsidiaries, which have their own bank credit facility. The operating companies paid all of their trade creditors, employees and other liabilities under normal trade conditions.

         The Company encountered a sluggish retail environment in the first half of fiscal 2001, and in the second half of fiscal 2001 has experienced increased demands by certain of the Company's larger retail customers and the cessation of business of certain smaller retail accounts. The Company's has $1.0 million available under its working capital facility at June 30, 2001. The Company has had discussions with lenders regarding the use of other assets to secure additional borrowing capacity, which it believes it will need to meet its operating cash flow demands, including working capital to support its existing business and to fund business retention and procurement costs. The Company believes that securing this additional capital is important in meeting all of its growth and operating needs. The current working capital facility may not be sufficient to fund all of these working capital requirements. The Company took certain steps to modify its expense structure in the fiscal 2001 third quarter and continues to evaluate ways to further modify its expense structure and create additional liquidity, including the monetization of assets, to weather the effects of a slowdown in the retail industry, closure of weaker retailers and other competitive issues.

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal of Pennsylvania, Inc. (formerly known as WOC Inc.), WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million. The Loan and Security Agreement provided, among other things, for revolving credit advances of up to $22.0 million. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI. This facility decreased to $20 million with the completion of the Barnett Sale in September 2000. In the fiscal 2001 fourth quarter, this facility was amended to allow the sale of Medal and further decreased to $15.0 million due to the reduction in the Company's asset borrowing base. As of June 30, 2001, the Company had $9.9 million in borrowings under the revolving credit line of the facility and had approximately $1.0 million available under such facility. The Loan and Security Agreement, which was to expire on September 1, 2001, was extended until June 17, 2002 as a result of the retirement of the Company's Senior Notes and Deferred Coupon Notes.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at June 30, 2001. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and WOC, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at June 30, 2001. The Loan and Security Agreement also contains a material adverse condition clause, which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

         The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. Consumer Products' largest customers, Wal-Mart and Kmart, accounted for approximately 25.8% and 19.9% of its net sales in fiscal 2001, respectively. In the event Consumer Products were to lose one of its large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $1.2 million and $0.8 million in income taxes in fiscal 2001 and 2000, respectively. The Company did not record a tax provision on the extraordinary gain from the defeasance of debt due to its favorable treatment in a bankruptcy. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company has provided for federal taxes based on the alternative minimum tax method in fiscal 2001 and for state and various foreign taxes. At June 30, 2001, the Company had $17.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.


         The Company has total future lease commitments for various facilities and other leases totaling $3.0 million, of which approximately $0.7 million is due fiscal 2002 and $0.8 million was paid in fiscal 2001. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2002 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At June 30, 2001, the Company had working capital of $7.2 million and a current ratio of 1.3 to 1.

DISCUSSION OF CASH FLOWS

         Net cash used for operations was $10.7 million in fiscal 2001, principally due to the payment of accrued liabilities and an increase in prepaid expenses, offset by a decrease in trade receivables and inventories and an increase in accounts payable. Also affecting the net cash used for operations were the $47.5 million net gain on the sale of Barnett stock, the recognition of a $7.8 million deferred gain on the sale of U.S. Lock, the extraordinary income recognized from the defeasance of debt at a discount, $1.4 million in equity earnings of Barnett and the $1.1 million loss on the sale of Medal. Cash flow provided by investments totaled $96.0 million, due principally to the net proceeds from the Barnett stock sale. Cash flow used in financing activities totaled approximately $85.4 million. Included in the cash used in financing activities is the retirement of Waxman USA's Senior Notes, which amounted to $35.9 million and the retirement of the $92.8 million of the Company's Deferred Coupon, which were retired for $39.3 million in full settlement of the Company's Deferred Coupon Notes as provided in the Joint Plan.


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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2001, and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.





Meaden & Moore, Ltd.
Cleveland, Ohio,
August 10, 2001.



To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                       Arthur Andersen LLP

Cleveland, Ohio,
August 28, 2000.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                     ASSETS




                                                         2001            2000
                                                         ----            ----

CURRENT ASSETS:
  Cash and cash equivalents                            $    740        $    811
  Trade receivables, net                                 12,592          13,140
  Other receivables                                       1,400           2,127
  Inventories                                            11,895          15,184
  Prepaid expenses                                        1,850           1,506
                                                       --------        --------
      Total current assets                               28,477          32,768
                                                       --------        --------

INVESTMENT IN BARNETT                                        --          42,896
                                                       --------        --------

PROPERTY AND EQUIPMENT:
  Land                                                      551             585
  Buildings                                               4,318           4,545
  Equipment                                              10,415          11,061
                                                       --------        --------
                                                         15,284          16,191
Less accumulated depreciation and
amortization                                             (6,996)         (7,137)
                                                       --------        --------

Property and equipment, net                               8,288           9,054
                                                       --------        --------

CASH SURRENDER VALUE OF OFFICERS LIFE
INSURANCE POLICIES                                        2,934           2,725

UNAMORTIZED DEBT ISSUANCE COSTS, NET                        142           2,444

DEFERRED TAX ASSET                                           --             367

OTHER ASSETS                                                991           3,964
                                                       --------        --------
                                                       $ 40,832        $ 94,218
                                                       ========        ========









          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         2001           2000
                                                         ----           ----


CURRENT LIABILITIES:
  Current portion of long-term debt                    $  10,045      $  20,366
  Accounts payable                                         6,932          6,484
  Accrued liabilities                                      4,291          3,018
  Accrued income taxes payable                                --            394
  Accrued interest                                            --          8,231
                                                       ---------      ---------
      Total current liabilities                           21,268         38,493
                                                       ---------      ---------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION
                                                             532            780

SENIOR SECURED DEFERRED COUPON NOTES, NET                     --         91,818

SENIOR NOTES                                                  --         35,855

DEFERRED GAIN ON SALE OF U.S. LOCK                            --          7,815

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share:
authorized and unissued 2,000 shares                          --             --
Common stock, $0.01 par value per share:
22,000 shares authorized; 998 and 991
shares issued and outstanding, respectively                   99             99
Class B common stock, $.01 par value per
  share: 6,000 shares authorized; 214 and
  214 shares issued and outstanding,
  respectively                                                21             21
Paid-in capital                                           21,752         21,752
Retained deficit                                          (1,708)      (101,756)
                                                       ---------      ---------

                                                          20,164        (79,884)
   Accumulated other comprehensive loss                   (1,132)          (659)
                                                       ---------      ---------

      Total stockholders' equity (deficit)                19,032        (80,543)
                                                       ---------      ---------

                                                       $  40,832      $  94,218
                                                       =========      =========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Fiscal Year Ended June 30,
                                                          --------------------------

                                                        2001          2000          1999
                                                        ----          ----          ----
Net sales                                            $  73,524     $  81,360     $  99,116
Cost of sales                                           49,890        59,259        69,264
                                                     ---------     ---------     ---------
Gross profit                                            23,634        22,101        29,852
Selling, general and administrative expenses            21,763        27,094        31,635
Restructuring, impairment and procurement charges
(Notes 1 and 3)                                          2,504        10,370         4,515
                                                     ---------     ---------     ---------
Operating loss                                            (633)      (15,363)       (6,298)
Gain on sale of Barnett, net (Note 2)                   47,473            --            --
Loss on sale of Medal, net (Note 5)                     (1,105)           --            --
Gain on sale of U.S. Lock, net (Note 5)                     --            --        10,298
Loss on sale of WAMI, net (Note 5)                          --        (2,024)           --
Equity earnings of Barnett                               1,370         6,511         6,744
Amortization of deferred U.S. Lock gain                  7,815           202            --
Interest expense                                         5,414        18,201        17,192
                                                     ---------     ---------     ---------
Income (loss) before income taxes                       49,506       (28,875)       (6,448)

Provision (benefit) for income taxes                     1,680           (27)        1,029
                                                     ---------     ---------     ---------
Income (loss) before extraordinary gain                 47,826       (28,848)       (7,477)
Extraordinary gain                                      52,222            --            --
                                                     ---------     ---------     ---------
Net income (loss)                                    $ 100,048     $ (28,848)    $  (7,477)
                                                     =========     =========     =========

Other comprehensive income (loss):
Foreign currency translation adjustment                   (473)          370           134
                                                     ---------     ---------     ---------
Comprehensive income (loss)                          $  99,575     $ (28,478)    $  (7,343)
                                                     =========     =========     =========








          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              Fiscal Year Ended June 30,
                                                                              --------------------------
                                                                          2001           2000           1999
                                                                          ----           ----           ----

Basic income (loss) per share:
Income (loss) before extraordinary gain                                   $ 39.46      $ (23.91)       $ (6.20)
Extraordinary gain                                                          43.09             --             --
                                                                            -----          -----          -----
Net income (loss)                                                         $ 82.55      $ (23.91)       $ (6.20)
                                                                          =======      =========       ========

Diluted income (loss) per share:
Income (loss) before extraordinary gain                                   $ 39.46      $ (23.91)       $ (6.20)
Extraordinary gain                                                          43.09             --             --
                                                                            -----          -----          -----
Net income (loss)                                                         $ 82.55      $ (23.91)       $ (6.20)
                                                                          =======      =========       ========

Weighted average number of common shares outstanding
                                                                            1,212          1,207          1,206
                                                                            =====          =====          =====






          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDING JUNE 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)



                                                                                               Accumulated
                                                          Class B                                  Other         Total
                                              Common      Common       Paid-in     Retained    Comprehensive  Stockholders'
                                              Stock        Stock       Capital      Deficit    Income (Loss)     Equity
                                            ---------    ---------    ---------    ---------     ---------     ---------
Balance June 30, 1998                       $      98    $      21    $  21,731    $ (65,431)    $  (1,163)    $ (44,744)

    Net loss                                       --           --           --       (7,477)           --        (7,477)

    Exercise of stock options,                     --           --            1           --            --             1
    warrants and convertible notes

    Currency translation adjustment                --           --           --           --           134           134
                                            ---------    ---------    ---------    ---------     ---------     ---------

Balance June 30, 1999                              98           21       21,732      (72,908)       (1,029)      (52,086)

     Net loss                                      --           --           --      (28,848)           --       (28,848)
     Employee Stock Purchase                        1           --           20           --            --            21
        Plan purchases

     Currency translation adjustment               --           --           --           --           370           370
                                            ---------    ---------    ---------    ---------     ---------     ---------
Balance June 30, 2000                              99           21       21,752     (101,756)         (659)      (80,543)

     Net income                                    --           --           --      100,048            --       100,048

     Conversions of Class B common stock           --           --           --           --            --            --

     Exercise of stock options,                    --           --           --           --            --            --
     warrants and convertible notes

     Currency translation adjustment               --           --           --           --          (473)         (473)
                                            ---------    ---------    ---------    ---------     ---------     ---------

Balance June 30, 2001                       $      99    $      21    $  21,752    $  (1,708)    $  (1,132)    $  19,032
                                            =========    =========    =========    =========     =========     =========










          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Fiscal Year Ended June 30,
                                                                                 --------------------------
Cash From (Used For):                                                         2001          2000          1999
                                                                            ---------     ---------     ---------
Operations:

   Net income (loss)                                                        $ 100,048     $ (28,848)    $  (7,477)

   Adjustments to reconcile net income (loss) to net cash used for operations:

   Extraordinary item - debt defeasance                                       (52,222)           --            --

   Non-cash restructuring and impairment charges                                1,050        11,677            --

   Gain on sale of Barnett stock, net                                         (47,473)           --            --

   Loss on sale of Medal                                                        1,105            --            --

   Loss on sale of WAMI                                                            --         2,024            --

   Gain on sale of U.S. Lock                                                       --            --       (10,298)

   Non-cash interest                                                               83           250        10,200

   Amortization of deferred U.S. Lock gain                                     (7,815)         (203)

  Equity earnings of Barnett                                                   (1,370)       (6,511)       (6,744)

   Depreciation and amortization                                                2,314         2,767         2,555

   Deferred income taxes                                                          367           173          (540)

   Bad debt provision                                                             215           242           274

   Changes in assets and liabilities:

            Trade and other receivables                                         1,307        (1,840)        1,989

            Inventories                                                         1,860          (600)        1,097

            Prepaid expenses and other                                         (1,922)         (437)          179

            Accounts payable                                                      749          (315)          813

            Accrued liabilities                                                (8,484)        4,022           189

            Net change in operating assets and liabilities of  U.S. Lock           --           185        (1,109)

            Other, net                                                           (473)          249           134
                                                                            ---------     ---------     ---------
         Net cash  used for operations                                        (10,661)      (17,165)       (8,738)
                                                                            ---------     ---------     ---------
Investments:

     Capital expenditures, net                                                 (1,229)       (1,794)       (2,741)

     Change in other assets                                                     2,764        (2,388)          201

     Net proceeds from sales of businesses                                     94,503         1,800        28,249
                                                                            ---------     ---------     ---------

         Net cash provided by (used for) investments                           96,038        (2,382)       25,709
                                                                            ---------     ---------     ---------






          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Financing:                                                2001         2000         1999
                                                        --------     --------     --------
   Borrowings under credit agreements                     52,435       76,869       56,327

   Payments under credit agreements                      (62,699)     (57,717)     (70,872)

   Debt issuance costs                                        --         (137)        (282)

   Retirement of 11 1/8% Senior Securred Notes           (35,855)          --           --

   Retirement of 12 3/4% Deferred Coupon Notes           (39,329)

   Retirement of Senior Subordinated Notes                    --           --         (895)

   Issuance of common stock
                                                        --------     --------     --------
                                                              --           21            1
                                                        --------     --------     --------

         Net cash provided by (used for) financing       (85,448)      19,036      (15,721)
                                                        --------     --------     --------

Net increase (decrease) in cash and cash equivalents         (71)        (511)       1,250
Balance, beginning of year                                   811        1,322           72
                                                        --------     --------     --------

Balance, end of year                                    $    740     $    811     $  1,322
                                                        ========     ========     ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       BASIS OF CONSOLIDATION AND DESCRIPTION OF THE COMPANY

         The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman Industries") and its wholly-owned subsidiaries (collectively, the "Company"). Until September 29, 2000, the Company owned 44.2% of the common stock of Barnett Inc. ("Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical and hardware products, and accounted for Barnett Inc. ("Barnett") under the equity method of accounting. See Management's Discussion and Analysis "Comprehensive Financial Restructuring Plan" section and Note 2 in these notes to consolidated financial statements for information regarding the sale of the Company's interest in Barnett. Certain reclassifications have been made to the prior year statements in order to conform to the current year presentation. All significant intercompany transactions and balances are eliminated in consolidation.

        The Company is a supplier of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market in the United States. The Company distributes its products to approximately 680 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan. Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. ("Medal", formerly known as WOC Inc. ("WOC"), when substantially all of the assets and certain liabilities of this business were sold (see Note 5). Until the sale of Western American Manufacturing Inc. ("WAMI") effective March 31, 2000, TWI also included a manufacturing operation in Mexico that threaded galvanized, black, brass, and chrome pipe and imported malleable fittings. Consumer Products utilize the Company's and non-affiliated foreign sourcing suppliers.

         B.       CASH AND CASH EQUIVALENTS

         In accordance with the terms of the Loan and Security Agreement (as discussed in Note 7), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings under the Loan and Security Agreement. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value.

         C.       TRADE RECEIVABLES

         Trade receivables are presented net of allowances for doubtful accounts of $0.5 million and $0.9 million at June 30, 2001 and 2000, respectively. Bad debt expense totaled $0.2 million in fiscal 2001, $0.2 million in fiscal 2000 and $0.3 million in fiscal 1999.

         The Company sells specialty plumbing, floor and surface protection and other hardware products throughout the United States to do-it-yourself ("D-I-Y") retailers, mass merchandisers, smaller independent retailers and wholesalers. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company's largest customers are retailers. As a percentage of the Company's net sales, the largest customer of Consumer Products, Wal-Mart, accounted for 13.8%, 7.6% and 6.1% in fiscal 2001, 2000 and 1999, respectively, and Kmart accounted for 10.6%, 11.0% and 10.0% in fiscal 2001, 2000 and 1999, respectively. During the same periods, the Company's ten largest customers accounted for approximately 48.7%, 41.5% and 39.6% of net sales and approximately 51.0% and 51.3% of accounts receivable at June 30, 2001 and 2000, respectively.

         D.       INVENTORIES

         At June 30, 2001 and 2000, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 2001, 2000 and 1999, the Company recorded charges of $0.6 million, $0.1 million and $0.6 million, respectively, in connection with its evaluation of its inventory carrying value.

         E.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used. Depreciation expense in each of the last three fiscal years ended June 30, 2001, 2000 and 1999 totaled $1.4 million, $1.6 million and $1.6 million, respectively. Repairs and maintenance are expensed as incurred.

         F.       COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

         In the fourth quarter of fiscal 2000, management evaluated its goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and the inconsistency of the Company's earnings. In fiscal 2000, based on the lack of operating cash flow from operations to support future growth, the inconsistency of the Company's and Consumer Products' earnings, the competitiveness of the industry in supplying customers in the D-I-Y retail market and the cash flow expectations of the business, as compared to the contribution of those product lines, along with the Company's comprehensive financial restructuring plan, the Company wrote off $6.7 million of goodwill at its Consumer Products operation, which relates to two product lines acquired in December 1986 and May 1988. In prior years, the cost of businesses in excess of net assets acquired was being amortized primarily over 40 years using the straight-line method. Goodwill amortization expense totaled $0.3 million in fiscal 2000 and $0.3 million in fiscal 1999.

         G.       UNAMORTIZED DEBT ISSUANCE COSTS

         Unamortized debt issuance costs relate to the Company's long-term and short-term debt (See Note 7) and are amortized over the life of the related debt. Amortization expense totaled $0.4 million in fiscal 2001, $0.8 million in fiscal 2000 and $0.8 million in fiscal 1999, and is included in interest expense in the accompanying consolidated statements of operations. The Company incurred an extraordinary charge in fiscal 2001 related to the accelerated amortization of unamortized debt issuance costs. (See Note 6).

         H.       ISSUANCES OF STOCK BY A SUBSIDIARY

         The Company recognizes gains on issuances of stock by a subsidiary in its consolidated statements of operations in amounts proportionate to its ownership percentage of the subsidiary.

         I.       PROCUREMENT CHARGES

         Procurement costs represent the amount paid by the Company in connection with a customer's agreement to purchase products from the Company for a specific period. The amount includes the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period, (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products and (iii) to purchase competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. The Company expenses these costs in the fiscal year incurred. Procurement costs for (i) above totaled $2.0 million in fiscal 2001, $0.65 million in fiscal 2000 and $2.0 million in fiscal 1999. Procurement costs for type (ii) above totaled $0.2 million in fiscal 2001 and $0.5 million in fiscal 1999, and the Company did not incur procurement costs related to (ii) above in fiscal 2000. Types (i) and (ii) of procurement costs are included as procurement charges in the accompanying consolidated statements of operations. Procurement costs for type (iii) above totaled $0.9 million, $1.5 million and $1.1 million in fiscal 2001, 2000 and 1999, respectively, and are included as a contra-sales amount in net sales in the accompanying consolidated statements of operations.

         The Financial Accounting Standards Board ("FASB") has reviewed the industry practices regarding the accounting for up-front "slotting fees" charged by retailers for the right to shelf space and issued EITF Issue No. 00-25 related to these types of charges. The FASB has concluded that charges of this nature be reported as a reduction in revenue beginning in annual or interim periods beginning after December 15, 2001, with financial statements for prior periods being reclassified to comply within this requirement. The Company expects to comply with the pronouncement when required.

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

         L.       EARNINGS PER SHARE

         In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" to be effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, primary earnings per share have been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share continues to utilize the weighted average number of common stock and common stock equivalents, which include stock options and warrants. Since the Company was in a loss position in fiscal 2000 and 1999, the impact of these options and warrants is anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for these years. For fiscal 2001, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         As further described in Note 12, the Company's shareholders voted in favor of a 1 for 10 reverse stock split, which became effective on February 20, 2001. Accordingly, the share information presented below and on the face of the income statement has been restated to reflect the reverse stock split.

         The number of common shares used to calculate basic and diluted earnings per share are as follows (in thousands):


                                       2001             2000             1999
                                       ----             ----             ----
         Basic                         1,212            1,207            1,206
         Diluted                       1,212            1,207            1,206

2.       BARNETT

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 1997, as a result of the sale of a substantial portion of the business of LeRan Gas Products, one of WOC's operations, to Barnett, the Company received cash and an additional 24,730 shares of Barnett Common Stock, which increased the Company's ownership in Barnett to 7,186,530 shares. On July 10, 2000, the Company announced that it had reached an agreement to monetize the remaining Barnett Common Stock for $13.15 per share as part of the purchase of all of Barnett's outstanding shares by B&W Acquisition Inc., a merger subsidiary formed by Wilmar Industries, Inc. (the

"Barnett Merger"). An additional agreement provided for the sale of enough shares of Barnett Common Stock, based on a ten day average market price, to provide the $2.0 million needed by Waxman USA Inc. ("Waxman USA"), a direct wholly-owned subsidiary of the Company, to pay the September 1, 2000 interest payment under its 11 1/8% Senior Notes due 2001 (the "Senior Notes"). Accordingly, on September 1, 2000, the Company sold 160,723 shares of common stock to Barnett, reducing its remaining interest in Barnett to 7,025,807 shares. The agreement also provided for the Company to receive the difference in the market price paid for the shares sold on September 1, 2000 and the $13.15 offering price within ten days following the Barnett Merger closing. The Barnett Merger was approved by Barnett's shareholders on September 27, 2000, and the Company's remaining shares of Barnett Common Stock were sold on September 29, 2000.

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

3.       COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN / CONFIRMATION OF CHAPTER
         11 FILING

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

                  - retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.
                  - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.
                  - funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.
         - On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the Joint Plan to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes. Under the Joint Plan, the only impaired creditors were the Deferred Coupon Note holders.
         - On November 14, 2000, the Company's Joint Plan was approved by the Court
         - On November 16, 2000, the Company's Joint Plan became effective, and the Company paid its obligation to the Deferred Coupon Note holders.
         - On March 14, 2001, the Court closed the Chapter 11 case, and the Company emerged from bankruptcy.

4.       MANAGEMENT'S REVIEW OF OPERATIONS - RESTRUCTURING AND IMPAIRMENT
         CHARGES

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

FISCAL 2001 --

         DISTRIBUTION AND PACKAGING OPERATIONS CONSOLIDATION: Included in the results for the fiscal 2001 are $0.35 million in additional costs and restructuring charges recorded by Consumer Products during the quarter ended September 30, 2000 which were associated with its warehouses closed in prior years.

FISCAL 2000 --

         PRODUCT LINE CONSOLIDATION: In the second quarter of fiscal 2000, Consumer Products recorded a restructuring charge of $1.3 million related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. The Company believes the Plumbcraft(R) packaging, which was re-designed, and the consolidation of brands has resulted in cost savings by reducing the amount of inventory needed to support the business and creating workforce efficiencies.

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

         CLOSURE OF OPERATIONS: During the fourth quarter of fiscal 2000, TWI closed Premier Faucet Corporation, one of its facilities in China that manufactured faucets and faucet components. The closure resulted in a charge of $1.2 million to write down fixed assets and other long term assets to their fair value and provide for miscellaneous costs to close the facility. In addition, the operation recorded a charge of $0.5 million to write down inventory and other assets, which is recorded in cost of sales and $0.4 million to write down accounts receivable, which was charged to sales. The loss from this operation in fiscal 2000 and 1999 amounted to $2.0 million and $0.6 million, respectively

FISCAL 1999 -

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

5.       DISPOSAL OF BUSINESSES:

         A. SALE OF MEDAL OF PENNSYLVANIA, INC. - FISCAL 2001

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

         The Company consolidated Medal's financial information in its results through March 31, 2001. The impact of not consolidating Medal's results would have been to reduce consolidated net sales and improve the Company's net income
(loss) as follows (in thousands, except per share data):

                                               Fiscal 2001         Fiscal 2000       Fiscal 1999
                                               -----------         -----------       -----------
          Net sales                               $  3,407            $  4,724          $4,854
          Net loss                                $   (151)           $   (103)         $  (43)
          Basic and diluted loss per share        $  (0.12)           $  (0.09)         $(0.04)

B.       SALE OF WESTERN AMERICAN MANUFACTURING INC.  - FISCAL 2000

         Effective March 31, 2000, the Company sold substantially all of the assets and certain liabilities of Western American Manufacturing Inc., a division of TWI, to a Mexican company, Niples Del Norte, S.A. de C.V. for approximately $1.8 million in cash (the "WAMI Sale"), resulting in a net pretax loss of $2.0 million, including approximately $1.0 million for the write-off of goodwill.

         The Company consolidated WAMI's financial information in its results through March 31, 2000. The impact of not consolidating WAMI's results would have reduced the consolidated net sales and reduced the net loss for the Company as follows (in thousands, except per share data):

                                               Fiscal 2001         Fiscal 2000       Fiscal 1999
                                               -----------         -----------       -----------
          Net sales                                 --             $  2,923           $3,542
          Net loss                                  --             $   (273)          $ (743)
          Basic and diluted loss per share          --             $  (0.23)          $(0.62)

C.       SALE OF U.S. LOCK - FISCAL 1999

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

         The sale of U.S. Lock resulted in an estimated net pretax gain of $18.3 million, of which approximately $8.1 million was originally reported as a deferred gain for financial statement purposes due to the Company's continued ownership of 44.2% of Barnett, the acquirer of U.S. Lock. The Company recognized the deferred gain as the goodwill generated by the purchase of U.S. Lock was amortized by Barnett, or as the Company reduced its ownership interest in Barnett. In fiscal 2000 and the fourth quarter of fiscal 1999, the Company recognized $0.2 million and $0.1 million of this deferred gain, respectively. In fiscal 2001, the Company recognized $7.8 million in deferred gain on the sale of U.S. Lock in the quarter ended September 30, 2000 due to the sale of the Company's remaining investment in Barnett. The Company utilized a portion of its net operating loss carryforwards to offset a portion of the tax on the net gain from the sale of U.S. Lock.

         The Company consolidated U.S. Lock's financial information in its results through the date of its sale in December 31, 1998. The impact of not consolidating U.S. Lock's results would have reduced the consolidated net sales and increased the net loss for the Company as follows (in thousands, except per share data):

                                            Fiscal 2001        Fiscal 2000       Fiscal 1999
                                            -----------        -----------       -----------
          Net sales                               --                 --             $13,361
          Net income                              --                 --             $ 1,000
          Basic  and  diluted  income  per
          share                                   --                 --             $  0.83

6.       EXTRAORDINARY ITEMS

         In September 2000, the Company retired Waxman USA's Senior Notes, utilizing a portion of the proceeds from the Barnett Merger. As a result, the Company wrote off $57,000, net of taxes of $38,000, of deferred loan costs associated with these notes.

         In November 2000, the Company reported net extraordinary income of $52.2 million, which included a gain of $56.5 million from the retirement of the Company's $92.8 million of Deferred Coupon Notes at a discount, the write-off of $1.9 million of unamortized debt issuance costs associated with the Deferred Coupon Notes and $2.4 million of expenses associated with the debt restructuring. The Company did not provide a provision on the extraordinary gain due to the tax regulations on the treatment of debt defeasance income in a bankruptcy.

7.       DEBT

         A.       LONG-TERM DEBT

         Total other long-term debt consists of the following at June 30, 2001 and 2000 (in thousands of dollars):

                                                                                                     2001        2000
                                                                                                   --------     --------
Bank Agreement                                                                                     $  9,870     $ 18,948
Capital lease maturing in 2003, bearing interest at 7.75%, secured by the leased equipment              169          356
Other debt, maturing through 2019, bearing interest at 7.4%, secured by TWI's land and building         538        1,842
                                                                                                   --------     --------
                                                                                                     10,577       21,146
Less:  current portion                                                                              (10,045)     (20,366)
                                                                                                   --------     --------
Long-term debt, net of current portion                                                             $    532     $    780
                                                                                                   ========     ========

         On June 17, 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation ("Congress Financial") to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal of Pennsylvania, Inc. ("Medal" and formerly known as WOC Inc.), WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors (the "Loan and Security Agreement"). In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million. The Loan and Security Agreement provided, among other things, for revolving credit advances of up to $22.0 million. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI and in July 2000 to allow the sale of all of the Barnett Common Stock. This facility decreased to $20 million with the completion of the Barnett Sale in September 2000. In the fiscal 2001 fourth quarter, this facility was amended to allow the sale of Medal and further decreased to $15.0 million due to the reduction in the Company's asset borrowing base. As of June 30, 2001, the Company had $9.9 million in borrowings under the revolving credit line of the facility and had approximately $1.0 million available under such facility. The Loan and Security Agreement, which was to expire on September 1, 2001, was extended until June 17, 2002 as a result of the retirement of the Company's Senior Notes and Deferred Coupon Notes.

         The Loan and Security Agreement provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable, (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Until the sale of the Barnett Common Stock, the Loan and Security Agreement allowed the Company to borrow up to the lesser of i) $10,000,000 or ii) 70% of the fair value of the 1,000,000 shares of Barnett Inc. common stock. Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at June 30, 2001. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, TWI, International Inc. and Medal, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at June 30, 2001. The Loan and Security Agreement also contains a material adverse condition clause, which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

B.       SENIOR SECURED DEFERRED COUPON NOTES

         On May 20, 1994, the Company exchanged $50 million principal amount of its Senior Subordinated Notes (as defined below) for $50 million initial accreted value of 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") along with detachable warrants to purchase 295,000 post-split shares of the Company's common stock. The Deferred Coupon Notes were fully accreted at June 1, 1999, and began accruing cash interest at a rate of 12 3/4% which became payable on December 1, 1999 and semi-annually thereafter. The Deferred Coupon Notes were redeemable, in whole or in part, at the option of the Company, after June 1, 1999 at 106.375% of accreted value, which decreased annually to 100% at the maturity date. The Deferred Coupon Notes were secured by a pledge of the capital stock of Waxman USA. The Deferred Coupon Notes ranked senior in right of payment to all existing and future subordinated indebtedness of the Company and rank pari passu in right of payment with all other existing or future unsubordinated indebtedness of the Company. The Deferred Coupon Notes contained certain covenants which, among other things, limited the ability of the Company and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers.

         The warrants are exercisable through June 1, 2004. As a result of the Company's reverse stock split in February 2001, the original 2.95 million warrants exercisable at $2.45 per share became 295,000 warrants exercisable at $24.50 per share. A portion of the initial accreted value of the Deferred Coupon Notes had been allocated to the warrants and as a result, paid-in capital increased by $2.5 million. The related $2.5 million reduction in the recorded initial accreted value of the Deferred Coupon Notes was being amortized as interest expense over the life of the Deferred Coupon Notes, and was accelerated with the settlement of the Deferred Coupon Notes.

         On November 14, 2000, the Company's Joint Plan was approved by the Courts and on November 16, 2000, the Company's Joint Plan became effective and the Company paid its obligation to the Deferred Coupon Note holders (see Note
3).

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

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of Senior Notes at par (the "Purchase Offer"). The offer expired on July 2, 1997, with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for the redemption of $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company recorded an extraordinary charge of $0.2 million in the first quarter of fiscal 1998 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes. On September 29, 2001, the Company redeemed the remaining Senior Notes as part of its Debt Reduction Agreement, paying the principal and interest in full.

         The Senior Notes were general unsecured obligations of Waxman USA ranking pari passu in right of payment to any future indebtedness of Waxman USA that was not subordinated in right of payment to the Senior Notes and senior in right of payment to any future indebtedness of Waxman USA that was subordinated in right of payment to the Senior Notes. The Senior Notes were structurally subordinated to the Loan and Security Agreement and any refinancing thereof. The indenture under which the Senior Notes were issued (the "Senior Note Indenture") contained certain covenants that, among other things, limited the ability of Waxman USA and its subsidiaries to incur additional indebtedness, transfer or sell assets, pay dividends, make certain other restricted payments or investments, create liens or enter into sale lease-back transactions, transactions with affiliates and mergers.

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

         E.       CAPITAL LEASES

         The Company has certain obligations under capital leases which are included in the debt balances in the Long-Term Debt table provided in Note 7A. The obligations under a capital lease with a fixed interest rates of 7.75%, collateralized by property, plant and equipment. Property under capitalized leases consists of the following:

                                              2001                    2000
                                              ----                    ----
         Machinery and equipment               411                     411
         Less: Accumulated depreciation         93                      52
                                                --                      --
                                             $ 318                   $ 359
                                             =====                   =====

         The future minimum rentals for property under capital leases are as follows:

         2002                                                      $120
         2003                                                        59
                                                                  -----
         Total minimum lease obligation                             179
         Less interest                                               10
                                                                  -----
         Present value of total minimum lease obligation          $ 169
                                                                  =====

         F.       MISCELLANEOUS

         The Company made cash interest payments of $9.3 million in fiscal 2001, $11.3 million in fiscal 2000 and $6.2 million in fiscal 1999. The Company made its June 1, 2000 interest payment to the Deferred Coupon Note Holders in September 2000, with a portion of the proceeds from the Barnett Merger as part of an agreement with the Ad Hoc Committee. The Ad Hoc Committee had provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. The Company reported interest income of $0.3 million in fiscal 2001 and $0.2 million in fiscal 1999, but did not have interest income in fiscal 2000. Prior to fiscal 2001, the Company also had a significant amount of non-cash interest, accrued interest and interest cost from the amortization of deferred financing costs, which made up the balance of the interest expense presented in the accompanying consolidated statements of operations.

         Management believes the carrying value of its bank loan approximates its fair value as it bears interest based upon the banks' prime lending rates.

8.       INCOME TAXES

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

         The components of income (loss) from continuing operations before income taxes and extraordinary gain are as follows (in thousands of dollars):

                                                                                    Fiscal Year Ended June 30,
                                                                                    --------------------------
                                                                                  2001          2000          1999
                                                                                  ----          ----          ----

        Domestic                                                              $ 47,895    $ (26,683)     $ (7,209)
        Foreign                                                                  1,611       (2,192)           761
                                                                               -------     ---------      --------
        Total                                                                  $49,506     $(28,875)      $(6,448)
                                                                               =======     =========      ========

         The components of the provision for income taxes are (in thousands of dollars):

                                                                                    Fiscal Year Ended June 30,
                                                                                    --------------------------
        Currently payable:                                                         2001         2000          1999
                                                                                   ----         ----          ----
        U.S. Federal                                                            $   740       $   --       $   171
        Foreign, state and other                                                    573        (200)         1,398
                                                                                -------      -------     ---------
             Total current                                                        1,313        (200)         1,569
        Deferred: State                                                             367          173         (540)
                                                                                -------      -------     ---------
             Total provision                                                    $ 1,680       $ (27)       $ 1,029
                                                                                =======       ======       =======

         Barnett is not included in the Company's consolidated tax return.

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:


                                             2001          2000          1999
                                             ----          ----          ----
U.S. statutory rate                           35.0%         35.0%         35.0%
Domestic losses not benefited                   --         (21.5)           --
State taxes, net                               0.8           0.4          (6.0)
Goodwill amortization                           --          (9.6)         (1.5)
Foreign tax items                             (0.6)         (3.1)          0.1
Change in valuation allowance                (32.0)           --         (22.0)
Nondeductible compensation                      --            --         (14.7)
Original issue discount                         --          (0.9)         (3.8)
Other, net                                     0.2          (0.2)         (3.1)
                                            ------        ------        ------
     Effective tax rate                        3.4%          0.1%        (16.0%)
                                            ======        ======        ======

         The deferred tax assets and liabilities as of June 30, 2001 and 2000 are as follows (in thousands of dollars):


                                                        2001             2000
                                                        ----             ----
Net operating loss carryforwards                      $  6,130         $ 23,329
Original issue discount                                     --           16,806
Deferred gain on sale of U.S. Lock                          --            3,103
Accrued expenses                                           163              175
Inventories                                                405              732
Accounts receivable                                        188              284
Procurement costs                                        1,005            1,071
Alternative minimum tax credit                           1,743            1,003
Other                                                      448              321
                                                      --------         --------
     Deferred tax asset                                 10,082           46,824
                                                      --------         --------
Investment in subsidiaries                                  --          (14,464)
Property                                                  (962)            (888)
     Deferred tax liabilities                             (962)         (15,352)
                                                      --------         --------
     Net deferred tax asset                              9,120           31,472
    Valuation allowance                                 (9,120)         (31,105)
                                                      --------         --------
                                                   $        --         $    367
                                                      ========         ========


         SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset as of June 30, 2001, the Company considered the historic performance of the Company and uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2001, the Company's net deferred tax assets were fully offset by a valuation allowance. At June 30, 2000, the Company's net deferred tax assets were substantially offset by a valuation allowance, except for the deferred tax asset related to state taxes paid on the deferred gain on the U.S. Lock sale, due to the uncertainty at the time of the completion of the Barnett Merger and the other components of the comprehensive financial restructuring plan. In fiscal 2001, the Company did not record a tax provision on the extraordinary gain from the defeasance of debt due to its favorable treatment in a bankruptcy. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company provided for federal taxes based on the alternative minimum tax method in fiscal 2001 and for state and various foreign taxes. In addition to the net operating losses utilized, the Company lost a portion of its net operating loss carryforwards as a result of the bankruptcy. At June 30, 2001, the Company had $17.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

         The Company made income tax payments of $1.2 million in fiscal 2001, $1.2 million in fiscal 2000 and $0.5 million in fiscal 1999. Refunds received totaled $6,000 in fiscal 2001, $445,000 in fiscal 2000 and $1,300 in fiscal 1999.

9.       LEASE COMMITMENTS

         The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2009

         Future minimum rental payments are as follows (in thousands of dollars:

         2002                                      $669
         2003                                       470
         2004                                       360
         2005                                       348
         2006                                       343
         Thereafter                                 800
                                                    ---
                                                 $2,990
                                                 ======

         Total rent expense charged to operations was $0.8 million in fiscal 2001, $1.5 million in fiscal 2000 and $1.6 million in fiscal 1999. Consumer Products leases certain warehouse space from related parties. Related parties' rent expense totaled $0.3 million in each of fiscal 2001, fiscal 2000 and fiscal 1999. Those related party relationships consist of the following:

         - Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of the building used by Consumer Products for its executive offices, administrative functions and, until the move of the warehouse to Groveport, Ohio, one of its distribution facilities. The warehouse portion of this facility has been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) for the duration of the lease term. Rent expense under this lease was $326,712 in each of fiscal 2001, fiscal 2000 and fiscal 1999. The Company reported rental income from Handl-it, Inc. of $290,496 in fiscal 2001, $290,970 in fiscal 2000 and
                  $95,324 for a portion of fiscal 1999 for subleasing the warehouse in Bedford Hts., Ohio. At June 30, 2001, Handl-it owed Consumer Products $99,000 in unpaid rent, which is expected to be paid in fiscal 2002.
         - Handl-it Inc., a corporation owned by John S. Peters, a director and consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, has provided Consumer Products with certain outside warehousing services under month-to-month rental arrangements from time to time. Consumer Products may enter into month-to-month leases in the future, depending on its business requirements at the time. There was no rent paid by Consumer Products to Handl-it in fiscal 2001 and 2000, however, rent expense under these lease arrangements was $10,000 for fiscal 1999. Consumer Products Group also paid Handl-it Inc. approximately $27,000, $40,000 and $55,000 for the cost of transportation of products in fiscal 2001, 2000 and 1999, respectively.

         From July 1, 1999 through April 2001, WAMI Sales utilized Handl-it Inc. to provide all warehousing, labor and shipping functions in Cleveland, Ohio for a fee equal to a percentage of monthly sales plus other direct expenses from this operation. The charge amounted to $67,000 in fiscal 2001 and $74,000 in fiscal 2000. The Company believes these terms are comparable to those that would be available from unaffiliated third parties.

10.      RELATED-PARTY TRANSACTIONS

         The Company's wholly-owned subsidiaries engage in business transactions with Barnett. Products sold to Barnett for resale totaled $3.9 million through the date of the Barnett Merger on September 27, 2000 and $16.6 million for fiscal 2001, $18.8 million in fiscal 2000 and $19.9 million in fiscal 1999. There were no purchases from Barnett in fiscal 2001, 2000 or 1999.

         The Company and Barnett provided to and received from each other certain selling, general and administrative services and reimbursed each other for out-of-pocket disbursements related to those services until the Barnett Merger under an agreement under which the Company provided certain managerial, administrative and financial services ("the "Intercorporate Agreement") to Barnett and was paid by Barnett for the allocable cost of the salaries and expenses of the Company's employees while they were rendering such services. Barnett also reimbursed the Company for actual out-of-pocket disbursements to third parties by the Company required for the provision of such services by the Company. In addition to the services provided by the Company to Barnett pursuant to the Intercorporate Agreement, Barnett provided certain services to U.S. Lock, until its sale. These services included the utilization of Barnett's management information systems, financial accounting, order processing and billing and collection services. The Company paid Barnett the allocable cost of the salaries and expenses of Barnett's employees while they were performing such services. The Company also reimbursed Barnett for all actual out-of-pocket disbursements to third parties by Barnett required for the provision of such services. The net effect of these charges is not material and the Intercorporate Agreement was terminated with the consummation of the Barnett Merger.

         All amounts incurred by the Company on behalf of Barnett have been reimbursed by Barnett. All amounts incurred by Barnett on behalf of the Company have been reimbursed by the Company and are reflected in selling, general and administrative expenses in the accompanying statements of operations.

         The Company purchases certain products, which it can not manufacture with its existing operation, from WDI International, Inc., a company owned in part by certain members of the Waxman family and other non-affiliated individuals. In fiscal 2001, 2000 and 1999, purchases from WDI International amounted to $1.7 million, $3.7 million and $1.3 million, respectively. The Company believes that the prices it receives are on terms comparable to those that would be available from unaffiliated third parties.

         The Company leases certain facilities and has other related party relationships as more fully disclosed in Note 9. In addition, at June 30, 2001 and 2000, the Company had $0.5 million and $0.6 million, respectively, of receivables from related parties.

11.      PROFIT SHARING AND 401(k) PLAN

         The eligible employees of the Company and certain subsidiaries of the Company participate in a trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by the Company's Board of Directors. There were no profit sharing contributions in fiscal 2001, 2000 or 1999; however, the Company contributed a 50% match of up to the first 4% of salary deferral by employees, which amounted to $0.1 million in fiscal 2001, 2000 and 1999. The Company currently offers no other retirement, post-retirement or post-employment benefits.

12.      CAPITAL STOCK AND REVERSE STOCK SPLIT

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

         The Company is authorized to issue two million shares of preferred stock in series, with terms fixed by resolution of the Board of Directors. No preferred shares have been issued as of June 30, 2001.

         On February 6, 2001, the Company's shareholders approved a 1 for 10 reverse stock split, which became effective on February 20, 2001 (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every ten shares of the Company's common stock and class B common stock were converted into one share of common stock and class B common stock, respectively. The Company did not issue certificates for fractional shares. Instead, shareholders who otherwise were entitled to a fractional share received a full share for such fractional share interest.

         The Company did not change the number of authorized shares of Common Stock or Class B Common Stock under its Certificate of Incorporation, which is set at 22,000,000 shares of Common Stock and 6,000,000 shares of Class B Common Stock. On the record date for the Reverse Stock Split, there were 9,976,974 shares of Common Stock and 2,141,496 shares of Class B Common Stock outstanding (not considering the effect of the proposed Reverse Stock Split). An additional 1,800,000 shares of Common Stock had been reserved for issuance under the 1992 Stock Option Plan, 100,000 shares of Common Stock had been reserved for issuance under the 1996 Non-employee Director Incentive Plan and 500,000 shares of Common Stock had been reserved for issuance under the Stock Appreciation Rights Plan. In addition, 2,142,058 shares of Common Stock have been reserved for issuance upon conversion of the Class B Common Stock. Each of these amounts decreased ten-fold as a result of the Reverse Stock Split, and the exercise price of the options issued under the aforementioned plans have been multiplied by ten.

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

         Each stockholder's percentage share of total voting rights in the Company is the same as it was prior to the Stock Split, except for the de minimus effect of certain stockholders receiving an additional share of Common Stock or Class B Common Stock in lieu of fractional shares. There was no change in the number of stockholders as a result of the Stock Split. The par value of each of the shares was not affected by the Stock Split.

         Shareholders are in the process of exchanging their stock certificates representing pre-stock split shares for new stock certificates representing post-stock split shares. The exchange of certificates is being managed by American Stock Transfer & Trust Company, the Company's transfer agent. The number of additional shares issued in lieu of fractional shares increased the number of post-split shares by 154 for the Common Stock and 49 for the Class B Common Stock.

13. STOCK OPTION PLANS, RESTRICTED SHARE PLANS, STOCK APPRECIATION RIGHTS AND EMPLOYEE STOCK PURCHASE PLAN

         The Company has two plans under which stock options may be granted. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation costs have been recognized for these stock based compensation awards. Pro forma net income and earnings per share for the fiscal years ended June 30, 2001, 2000 and 1999 assuming compensation costs for the Company had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", would have been (in thousands of dollars, except per share data):

                                                                      2001         2000          1999
                                                                      ----         ----          ----
                    Net income (loss) as reported                  $ 100,048    $ (28,848)   $ (7,477)
                    Pro forma net income (loss)                    $  98,970    $ (29,102)   $ (7,865)

                    Basic income (loss) per share as reported      $   82.55    $  (23.91)   $  (6.20)
                    Pro forma basic income (loss) per share        $   82.48    $  (24.12)   $  (6.52)

                    Diluted income (loss) per share as reported    $   82.55    $  (23.91)   $  (6.20)
                    Pro forma diluted income (loss) per share      $   82.48    $  (24.12)   $  (6.52)


         Pro forma disclosure for companies using APB Opinion No. 25 requires calculating compensation cost for the effects of all awards granted in the first fiscal year beginning after December 15, 1994. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants made since July 1, 1995: no dividends; expected volatility of 138.9%; average risk-free interest rate of 6.0%; and expected life of 8.9 to 10 years. Because the cost of calculating compensation under SFAS No. 123 has not been applied to options granted before July 1, 1995, the resulting pro forma expense may not be representative of the actual expense that may be incurred in the future.

         The 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan"), authorizes the issuance of an aggregate of 180,000 shares of Common Stock in the form of stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted are at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. As of June 30, 2001, 34 persons held such options.

         In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 2,000 shares of the Company's Common Stock at an exercise price of $22.50 per share and each future non-employee director of the Company would be granted, on the date such person becomes a non-employee director of the Company, an option to purchase an aggregate of 2,000 shares of Common Stock at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant. In addition, during fiscal 1994, the Company granted a consultant to the Company an option to purchase an aggregate of 1,000 shares of Common Stock at an exercise price of $22.50 per share. During fiscal 1999, options to purchase 2,000 shares expired as a result of the retirement of one non-employee director. As of June 30, 2001, 3 persons held such options.

         Changes in stock options outstanding for the 1992 Stock Option Plan and the 1994 Non-Employee Directors Stock Option Plan are as follows (in thousands, except per share prices):

                           1992 Plan                          1994 Plan
                           --Shares        Option Price       -- Shares       Option Price
         Stock Options     Outstanding     Per Share         Outstanding      Per Share
         -------------     -----------     ---------         -----------      ---------

         Balance as of
           June 30, 1998     154           $10.00 - $56.25          7           $22.50
         Granted               8           $5.625 - $33.75          -                -
         Exercised            (1)          $10.00                   -                -
         Expired or
           terminated        (10)          $10.00 - $42.50         (2)               -
                             ---                                 ----           ------
         Balance as of
           June 30, 1999     151           $10.00- $56.25           5           $22.50
         Granted               9           $4.10                    -                -
         Exercised             -              --                    -                -
         Expired or
           terminated        (17)          $4.10 - $40.63           -           $22.50
                             ---                                 ----           ------
         Balance as of
           June 30, 2000     143           $10.00- $56.25           5           $22.50
         Granted              --               --                   -                -
         Exercised            --               --                   -                -
         Expired or
           terminated        (13)          $4.10 - $56.25           -           $22.50
                             ---                                 ----           ------
         Balance as of
           June 30, 2001     130           $4.10- $56.25            5           $22.50
                             ===                                 ====           ======

         As of June 30, 2001, options for 119,364 shares were exercisable under the 1992 Stock Option Plan and 5,000 were exercisable under the 1994 Non-Employee Directors Stock Option Plan.

         In fiscal 1996, the Board of Directors adopted the 1996 Non-Employee Directors Restricted Share Plan (the "1996 Plan"). The 1996 Plan is designed to increase the proprietary and vested interest of the non-employee directors of the Company in the growth, development and financial success of the Company. The 1996 Plan calls for 500 restricted shares of the Common Stock to be granted to each non-employee director for each five years of service as a director. The restricted shares vest on the last day of the second consecutive year during which the individual serves as a director after the date of the award. Prior to being vested, the shares bear a restricted legend and are held by the Company's corporate secretary. There were no awards made in fiscal 2001, 2000 or 1999.

         Also in fiscal 1996, the Stock Option Committee granted Stock Appreciation Rights ("SAR") for 20,000 shares to each of the Co-Chief Executive Officers of the Company at a base price of $33.75, and in September 1996, an SAR for 10,000 shares to the President of Consumer Products at a base price of $33.75. Each SAR expires ten years from the date of grant and vests in whole, three years after the date of grant. Upon exercise, the grantee is entitled to an amount equal to the excess of the fair value per share of the Common Stock on the date of exercise over the base price of the SAR. Each SAR is exercisable, at the election of the grantee, for either cash or Common Stock. The SAR ceases to be exercisable on the date of the termination of the employment of the grantee with the Company, except due to death, disability or other than "for cause". In fiscal 1999, the Company recorded into income the reversal of the charge taken in fiscal 1997 for the SAR's due to the market price of the Company's stock being below the exercise price of the SAR's. There was no expense recorded for the value of this plan in fiscal 2001 or 2000.

         The Company also allows employees to defer a portion of their salary to participate in an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows employees to make an election to purchase shares at the lower of 85 percent of the closing market price of the Company's stock on the first or last day of the calendar year. In fiscal 2000, 6,117 shares were purchased by employees, while there were no purchases in fiscal 2001 or 1999.

14.      CONTINGENCIES

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

         The Company or one of its indirect subsidiaries have been threatened with litigation by two separate California public interest groups alleging unlawful discharge of chemicals under California's Safe Drinking Water and Toxic Enforcement Act of 1986. The Company is researching the merits of the allegations and intends to contest and vigorously defend itself. Any potential liability related to this threatened litigation cannot be assessed at this time as the Company is in the very preliminary stages of its investigation.

15.      SEGMENT INFORMATION

         The Company's businesses distribute specialty plumbing products, floor and surface protection products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings and other products. Since the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's wholly-owned operations, which primarily sell to retailers, and to Barnett, a distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to
(i) retail operations, including large national and regional retailers, D-I-Y home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are not significant. Until the January 1, 1999 sale of U.S. Lock, the Company also distributed security hardware to non-retail operations, including security hardware installers and locksmiths. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

                                                             Corporate and
                                       Retail     Non-Retail     Other    Elimination     Total
                                       ------     ----------     -----    -----------     -----
         Reported net sales:
         Fiscal 2001                 $ 56,913     $ 24,177           --     $ (7,566)    $ 73,524
         Fiscal 2000                   61,011       30,597           --      (10,248)      81,360
         Fiscal 1999                   70,783       41,451           --      (13,118)      99,116


         Operating income (loss):
         Fiscal 2001                 $  1,459     $    628     $ (2,720)          --     $   (633)
         Fiscal 2000                  (11,578)        (857)      (2,928)          --      (15,363)
         Fiscal 1999                   (2,564)         164       (3,898)          --       (6,298)
         Identifiable assets:
         June 30, 2001               $ 26,907     $  9,135     $  4,790           --     $ 40,832
         June 30, 2000                 32,601       12,041       49,576           --       94,218

         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $34.5 million, $40.2 million and $46.3 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Of these amounts, approximately $7.6 million, $10.2 million and $13.1 million were intercompany sales for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Identifiable assets for the foreign operations were $12.6 million and $14.6 million at June 30, 2001 and 2000, respectively.


                      SUPPLEMENTARY FINANCIAL INFORMATION

         Quarterly Results of Operations:

         Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2001 and 2000 (in thousands, except per share amounts).


FISCAL 2001                                                  1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.
                                                             --------     --------     --------     --------
Net sales                                                    $ 17,443     $ 17,960     $ 20,274     $ 17,847
Gross profit                                                    5,247        5,987        6,710        5,690
Restructuring, impairment and procurement charges                 504          300          300        1,400
Operating income (loss)                                          (916)         234          645         (596)
Gain on sale of Barnett, net                                   47,473           --           --           --
Loss on sale of Medal, net                                         --           --       (1,105)          --
Amortization of U.S. Lock gain                                  7,815           --           --           --
Income (loss) before provision (benefit) for income taxes
and extraordinary items                                        51,017          157         (798)        (870)
Extraordinary items                                               (57)      52,279           --           --
Net income (loss)                                            $ 48,210     $ 52,636     $   (848)    $     50
Basic loss per share:
   Net income (loss) before extraordinary items              $  39.83     $   0.29     $  (0.70)    $   0.04
   Extraordinary items                                           (.05)       43.14           --           --
                                                             --------     --------     --------     --------
   Net income (loss)                                         $  39.78     $  43.43     $  (0.70)    $   0.04
                                                             ========     ========     ========     ========
Diluted loss per share:
   Net income (loss) before extraordinary items              $  39.83     $   0.29     $  (0.70)    $   0.04
   Extraordinary items                                          (0.05)       43.14           --           --
                                                             --------     --------     --------     --------
   Net income (loss)                                         $  39.78     $  43.43     $  (0.70)    $   0.04
                                                             ========     ========     ========     ========



FISCAL 2000                                                  1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.
                                                             --------     --------     --------     --------
Net sales                                                    $ 22,837     $ 19,702     $ 19,822     $ 18,999
Gross profit                                                    7,185        5,891        6,175        2,850
Restructuring, impairment and procurement charges                 150        1,300          500        8,420
Operating income (loss)                                           262       (2,192)      (1,065)     (12,368)
Loss on sale of WAMI, net                                          --           --       (1,966)         (58)
Loss before provision (benefit) for income taxes               (2,401)      (4,598)      (5,923)     (15,953)
Net loss                                                     $ (2,634)    $ (4,692)    $ (5,991)    $(15,531)
Basic loss per share:
   Net loss                                                  $  (2.19)    $  (3.89)    $  (4.97)    $ (12.84)
Diluted loss per share:
   Net loss                                                  $  (2.19)    $  (3.89)    $  (4.97)    $ (12.84)

         Results for the fiscal 2001 first quarter were affected by the $47.5 million gain on the sale of the Company's remaining interest in Barnett, the recognition a $7.8 million deferred gain on the sale of U.S. Lock and $0.35 million of restructuring charges to provide for additional future costs for facilities closed in fiscal 2000. In the fiscal 2001 second quarter, the Company reported a net extraordinary gain of $52.3 million on the defeasance of debt. In the fiscal 2001 third quarter, results were affected by the $1.1 million loss on the sale of substantially all of the assets of Medal. In the fiscal 2001 fourth quarter, the Company's tax provision was adjusted, resulting in a benefit of $0.9 million.

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


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

         The Registrant filed a report on Form 8-K on March 30, 2001 regarding a change of the Company's principal accountants responsible for auditing the Company's financial statements from Arthur Andersen LLP ("AA") to Meaden & Moore, Ltd. ("Meaden"). AA was dismissed by the Company, effective March 30, 2001, solely in furtherance of the Company's objective to lower certain administrative expenses. The Board approved the engagement of Meaden as the Company's principal accountant to audit the Company's financial statements, effective March 31, 2001.

                                    PART III

         Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 2001 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)      (1)     The following consolidated financial statements are
                      included in Part II, Item 8:

                      Report of Independent Public Accountants

                      Balance Sheets--June 30, 2001 and 2000

                      Statements of Operations--For the Years Ended June 30, 2001, 2000 and 1999

                      Statements of Stockholders' Equity--For the Years Ended June 30, 2001, 2000 and 1999.

                      Statements of Cash Flows--For the Years Ended June 30, 2001, 2000 and 1999.

                      Notes to Financial Statements For the Years Ended June 30, 2001, 2000 and 1999.

                      Supplementary Financial Information

     (a)      (2)     All schedules have been omitted because the required
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

     4.10* Loan and Security Agreement, dated as of June 17, 1999 (the "Loan and Security Agreement"), by and among Congress Financial Corporation, as Lender, and Waxman Consumer Products Group Inc., WOC Inc., Western American Manufacturing, Inc. and WAMI Sales, Inc., as Borrowers, and Waxman Industries, Inc., Waxman USA Inc. and TWI, International, Inc., as Guarantors (Exhibit 99.1 to
                      Waxman Industries Inc.'s Report on Form 8-K filed
                      June 17th 1999, incorporated herein by reference).

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

     4.39* Amendment No. 1 to Loan and Security Agreement dated as of December 8, 1999 (Exhibit 4.39 to Annual Report on Form 10-K for the year ended June 30, 2000, File No. 0-5888, incorporated herein by reference).

     4.40* Amendment No. 2 to Loan and Security Agreement dated as of March 29, 2000 (Exhibit 4.40 to Annual Report on Form 10-K for the year ended June 30, 2000, File No. 0-5888, incorporated herein by reference).

     4.41* Amendment No. 3 to Loan and Security Agreement dated as of May 1, 2000 (Exhibit 4.41 to Annual Report on Form 10-K for the year ended June 30, 2000, File No. 0-5888, incorporated herein by reference).

     4.42* Amendment No. 4 to Loan and Security Agreement dated as of July 10, 2000 (Exhibit 4.42 to Annual Report on Form 10-K for the year ended June 30, 2000, File No. 0-5888, incorporated herein by reference).

     4.43 Amendment No. 5 to Loan and Security Agreement dated as of March 30, 2001.

     4.44             Amendment No. 6 to Loan and Security Agreement dated as of
                      May 9, 2001.

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

     10.6* Tax Sharing Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

     10.7* 1992 Non-Qualified and Incentive Stock Option Plan of Waxman Industries, Inc., adopted as of July 1, 1992 (Exhibit 10.7 to Annual Report of Form 10-K for the year ended June 30, 1993, File No. 0-5888, incorporated herein by reference).

     10.8* Intercorporate Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries, Inc.'s Form S-4).

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

     10.11* Intercorporate Agreement dated March 28, 1996 among Waxman Industries, Inc., Waxman USA Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI, International, Inc. (Exhibit 10.8 to Waxman Industries, Inc.'s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).

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

     16.1*            Letter Regarding Change in Certifying Accountants (Exhibit
                      16.1 to Current Report on Form 8-K, filed April 4, 2001m File No. 0-4\5888, incorporated herein by reference).

     21.1* Subsidiaries (Exhibit 21.1 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

     23.1             Consent of Meaden & Moore, Ltd.

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

                             WAXMAN INDUSTRIES, INC.
                             -----------------------


August 27, 2001               By: /s/  Armond Waxman
                                  ---------------------------------
                                  Armond Waxman
                                  President,
                                  Co-Chief Executive Officer
                                  and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


August 27, 2001                   /s/  Melvin Waxman
                                  ---------------------------------
                                  Melvin Waxman
                                  Chairman of the Board,
                                  Co-Chief Executive Officer
                                  and Director


August 27, 2001                   /s/  Armond Waxman
                                  ---------------------------------
                                  Armond Waxman
                                  President,
                                  Co-Chief Executive Officer
                                  and Director


August 27, 2001                   /s/  Mark W. Wester
                                  ---------------------------------
                                  Mark W. Wester
                                  Chief Financial Officer
                                  and Vice President
                                  (principal accounting officer)


August 27, 2001                   /s/  Judy Robins
                                  ---------------------------------
                                  Judy Robins, Director


August 27, 2001                   /s/  Irving Z. Friedman
                                  ---------------------------------
                                  Irving Z. Friedman, Director


August 27, 2001                   /s/  Laurence S. Waxman
                                  ---------------------------------
                                  Laurence S. Waxman, Director


August 27, 2001                   /s/  John S. Peters
                                  ---------------------------------
                                  John S. Peters, Director




51