Form 10-Q
period 2001-09-30
WAXMAN INDUSTRIES INC
filed 2001-11-02
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                                           ------------------

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

997,861 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of November 1, 2001.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------




                                                                                                                    PAGE
                                                                                                                    ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 2001 and 2000 ...................................................     3

            Condensed Consolidated Balance Sheets - September 30, 2001 and June 30, 2001 .....................     4 -5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 2001 and 2000....................................................     6

            Notes to Condensed Consolidated Financial Statements..............................................     7 - 12

Item 2. Management's Discussion and Analysis of Financial

            Condition and Results of Operations ..............................................................     13 - 18

PART II. OTHER INFORMATION
--------------------------

Item 5. Other Information ....................................................................................     19

Item 6. Exhibits and Reports on Form 8-K .....................................................................     19


SIGNATURES
----------



PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months
                                                                 ------------
                                                             2001            2000
                                                           --------        --------
Net sales                                                  $ 18,733        $ 17,289

Cost of sales                                                12,678          12,196
                                                           --------        --------
Gross profit                                                  6,055           5,093

Selling, general and administrative expenses                  5,159           5,659

Restructuring charges                                          --               350
                                                           --------        --------
Operating income (loss)                                         896            (916)

Equity earnings of Barnett                                     --             1,370

Gain on sale of Barnett, net                                   --            47,473

Amortization of deferred U.S. Lock gain                        --             7,815

Interest expense, net                                           238           4,725
                                                           --------        --------
Income before income taxes and extraordinary charge             658          51,017

Provision for income taxes                                       74           2,750
                                                           --------        --------
Income (loss) from continuing operations before
extraordinary charge                                            584          48,267

Extraordinary charge, net of taxes                             --                57
                                                           --------        --------
Net income                                                 $    584        $ 48,210
                                                           ========        ========
Other comprehensive income:
Foreign currency translation adjustment                          19             (72)
                                                           --------        --------
Comprehensive income                                       $    604        $ 48,138
                                                           ========        ========
Income (loss) per share (basic and diluted):
Income (loss) from continuing operations before
extraordinary charge                                       $   0.48        $  39.83
Extraordinary charge                                           --             (0.05)
                                                           --------        --------
Net income                                                 $   0.48        $  39.78
                                                           ========        ========
Weighted average shares and equivalents                       1,212           1,212
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 2001 AND JUNE 30, 2001

                                 (IN THOUSANDS)

                                     ASSETS



                                                              September 30,       June 30,
                                                                  2001              2001
                                                               (Unaudited)        (Audited)
                                                               -----------        ---------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,368         $    740
  Trade receivables, net                                           13,411           12,592
  Other receivables                                                 1,355            1,400
  Inventories                                                      11,198           11,895
  Prepaid expenses                                                  1,974            1,850
                                                                 --------         --------
    Total current assets                                           29,306           28,477
                                                                 --------         --------
INVESTMENT IN BARNETT                                                --               --
                                                                 --------         --------
PROPERTY AND EQUIPMENT:
  Land                                                                550              551
  Buildings                                                         4,383            4,318
  Equipment                                                        10,508           10,415
                                                                 --------         --------
                                                                   15,441           15,284
  Less accumulated depreciation and amortization                   (7,267)          (6,996)
                                                                 --------         --------
        Property and equipment, net                                 8,174            8,288
                                                                 --------         --------
CASH SURRENDER VALUE OF OFFICER'S LIFE INSURANCE POLICIES           3,050            2,934
UNAMORTIZED DEBT ISSUANCE COSTS, NET                                  103              142
OTHER ASSETS                                                        1,022              991
                                                                 --------         --------
                                                                 $ 41,655         $ 40,832
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      SEPTEMBER 30, 2001 AND JUNE 30, 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,      June 30,
                                                                        2001             2001
                                                                     (UNAUDITED)       (AUDITED)
                                                                      --------         --------
CURRENT LIABILITIES:
  Current portion of long-term debt                                   $ 11,009         $ 10,045
  Accounts payable                                                       5,824            6,932
  Accrued liabilities                                                    4,643            4,291
                                                                      --------         --------
      Total current liabilities                                         21,476           21,268
                                                                      --------         --------
OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                               544              532

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                  --               --
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 998 at September 30, 2001
    and June 30, 2001                                                       99               99
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 214 at September 30, 2001
    and June 30, 2001                                                       21               21
  Paid-in capital                                                       21,752           21,752
  Retained deficit                                                      (1,124)          (1,708)
                                                                      --------         --------
                                                                        20,748           20,164
  Accumulated other comprehensive income                                (1,113)          (1,132)
                                                                      --------         --------
    Total stockholders' equity                                          19,635           19,032
                                                                      --------         --------
                                                                      $ 41,655         $ 40,832
                                                                      ========         ========





      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                               2001             2000
                                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $    584         $ 48,210
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Extraordinary loss-write-off of deferred financing costs, net              --                 57
      Gain on sale of Barnett stock, net                                         --            (47,473)
      Non-cash interest                                                          --                 62
      Amortization of deferred U.S. Lock gain                                    --             (7,815)
      Equity earnings of Barnett                                                 --             (1,370)
      Depreciation and amortization                                               416              602
      Deferred income taxes                                                      --                367
  Changes in assets and liabilities:
    Trade receivables, net                                                       (819)             784
    Inventories                                                                   697            1,118
    Other assets                                                                 (226)          (1,033)
    Accounts payable                                                           (1,108)            (437)
    Accrued liabilities                                                           300            1,325
    Accrued interest                                                             --             (4,287)
    Accrued taxes                                                                  52              995
    Other, net                                                                     19              (72)
                                                                             --------         --------
      Net Cash Used in Operating Activities                                       (85)          (8,967)
                                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of Barnett stock                                        --             94,503
  Capital expenditures, net                                                      (263)            (330)
                                                                             --------         --------
      Net Cash (Used in) Provided by Investing Activities                        (263)          94,173
                                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit                                                    964          (10,194)
  Retirement of 11 1/8% Senior Secured Notes due 2001                            --            (35,855)
  Restricted cash to retire the 123/4% Deferred Coupon Notes due 2004            --            (39,024)
  Change in long-term debt, net                                                    12              (41)
                                                                             --------         --------
      Net Cash (Used in) Provided by
        Financing Activities                                                      976          (85,114)
                                                                             --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              628               92

BALANCE, BEGINNING OF PERIOD                                                      740              811
                                                                             --------         --------
BALANCE, END OF PERIOD                                                       $  1,368         $    903
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. Until its sale on September 29, 2000, the Company owned 44.2% of the common stock of Barnett Inc. (the "Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products, and accounted for Barnett Inc. ("Barnett") under the equity method of accounting. See Management's Discussion and Analysis "Recent Developments" section and Notes 3 and 4 in these notes to consolidated financial statements for information regarding the sale of the Company's interest in Barnett.

     The condensed consolidated statements of operations for the three months ended September 30, 2001 and 2000, the condensed balance sheet as of September 30, 2001 and the condensed statements of cash flows for the three months ended September 30, 2001 and 2000 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2001 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2001 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances are eliminated in consolidation. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

NOTE 2 - BUSINESS

     The Company's common stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WAXM". The Company is a supplier of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market in the United States. The Company distributes its products to approximately 680 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers.

     The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan. Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. ("Medal", formerly known as WOC Inc. ("WOC")), when substantially all of the assets and certain liabilities of this business were sold (see Note x). Consumer Products and WAMI Sales utilize the Company's and non-affiliated foreign suppliers.

     Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to approximately 73,000 active customers throughout the United States. The Company recorded equity earnings from this investment of $1.4 million for the fiscal 2000 first quarter ended September 30, 2000. The Barnett Common Stock traded on the Nasdaq National Market under the symbol "BNTT" until the completion of the acquisition of Barnett by a subsidiary of Wilmar Industries, Inc. (the "Barnett Merger") on September 27, 2000.

NOTE 3 - BARNETT

     In April 1996, the Company completed an initial public offering of the Barnett Common Stock, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 2000, the Company announced that it had reached an agreement to monetize the remaining 7,186,530 shares of Barnett Common Stock for $13.15 per share as part of the purchase of all of Barnett's outstanding shares by B&W Acquisition Inc., a merger subsidiary formed by Wilmar Industries, Inc. (the "Barnett Merger"). In September 2000, the Barnett Merger was approved by Barnett's shareholders and the Company sold its remaining shares of Barnett Common Stock.

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

NOTE 4 - COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN / CONFIRMATION OF CHAPTER 11 FILING

     Over a several year period concluding in fiscal 2001, the Company had endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company undertook various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. However, the Company believed that it would have been unable to continue to make all of the interest and principal payments under its debt obligations without the development of a comprehensive financial restructuring plan, which would include the monetization of the value of the shares of the Barnett Common Stock owned by the Company. The key developments in the comprehensive financial restructuring were as follows:

     - On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87.6% of the $92.8 million outstanding principal amount of Waxman Industries' 123/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc., a direct wholly-owned subsidiary of the Company, entered into an agreement (the "Debt Reduction Agreement") that provided, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

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

NOTE 5 - PROCUREMENT CHARGES

     The Financial Accounting Standards Board ("FASB") has reviewed the industry practices regarding the accounting for up-front "slotting fees" charged by retailers for the right to shelf space and issued EITF Issue No. 00-25 related to these types of charges. The FASB has concluded that charges of this nature should be reported as a reduction in revenue beginning in annual or interim periods after December 15, 2001, with financial statements for prior periods being reclassified to comply with this requirement. The Company adopted this standard in the quarter ended September 30, 2001.

     Prior to the adoption of this standard, the Company reported and expensed these costs in the period paid or incurred. The Company reported certain types of business procurement costs as a separate category in its operating costs. These business procurement costs included costs incurred in connection with a customer's agreement to purchase products from the Company for a specific period, including the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products. The Company classified a third type of business procurement cost as a contra sale in prior years. This type was associated with the purchase of a competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. Beginning in fiscal 2002, the Company will record all of these business procurement costs as a reduction in sales.

     The Company reduced its net sales by $825,000 in the quarter ended September 30, 2001 for a combination of the above mentioned procurement costs. In the quarter ended September 30, 2000, the Company reported $750,000 in contra sales, including the reclassification of $154,000 of costs originally recorded as an operating expense as a reduction of net sales.

NOTE 6 - RESTRUCTURING CHARGES

     In the fiscal 2001 first quarter ended September 30, 2000, Consumer Products recorded $350,000 in restructuring charges, which were associated with its closed warehouses. The Company believes that all of the costs associated with these closed facilities has been paid or provided for.

NOTE 7 - EXTRAORDINARY ITEM

     In September 2000, the Company retired Waxman USA's Senior Notes, utilizing a portion of the proceeds from the Barnett Merger. As a result, the Company wrote off $57,000, net of taxes of $38,000, of deferred loan costs associated with these notes.

NOTE 8 - INCOME TAXES

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

     SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered the historic performance of the Company and uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2001, the Company's net deferred tax assets were fully offset by a valuation allowance, and the Company continues to believe that the Company's net deferred tax assets should continue to be offset by a valuation allowance. In the fiscal 2002 first quarter, the Company recorded a tax provision of $0.1 million, which represents various state and foreign taxes. The Company will continue to analyze the trends in the operating results of its domestic operations and to assess the realizability of its deferred tax asset in fiscal 2002.

     In the fiscal 2001 first quarter ended September 30, 2000, the Company did not record a tax provision on the extraordinary gain from the defeasance of debt due to its favorable treatment in a bankruptcy. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company provided for federal taxes based on the alternative minimum tax method in the fiscal 2001 first quarter and for state and various foreign taxes.

     In addition to the net operating losses utilized in fiscal 2001, the Company lost a portion of its net operating loss carryforwards as a result of the bankruptcy. At June 30, 2001, the Company had $17.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020. The Company also had alternative minimum tax carryforwards of approximately $1.7 million at June 30, 2001, which are available to reduce future regular income taxes over an indefinite period.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during the three months ended September 30, 2001 and 2000 included interest of $0.3 million and $8.5 million, respectively. The Company made no federal income tax payments in the first quarters of fiscal 2002 or fiscal 2001. The Company paid approximately $24,000 and $5,000 in state taxes for the three months ended September 30, 2001 and 2000, respectively.

NOTE 10 - EARNINGS PER SHARE

     Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. For the quarters ended September 30, 2001 and 2000, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

     The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):


                                      Three months       Three months
                                           ended            ended
                                       September 30,    September 30,
                                           2001              2000
                                          -----             -----
          Basic                           1,212             1,212
          Diluted                         1,212             1,212


          Basic                           1,212             1,212
          Dilutive effect of:
               Stock options               --                --
               Warrants                    --                --
                                          -----             -----
          Diluted                         1,212             1,212

     On February 6, 2001, the Company's shareholders voted in favor of a 1 for 10 reverse stock split, which became effective on February 20, 2001. Accordingly, the share information presented below and on the face of the income statement has been restated to reflect the reverse stock split.

NOTE 11 - SEGMENT INFORMATION

     The Company's businesses distribute specialty plumbing products, floor and surface protection products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings, and other products. As the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's other wholly-owned operations, which primarily sell to retailers, and to Barnett, a distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to (i) retail operations, including large national and regional retailers, do-it-yourself ("D-I-Y") home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are not significant. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).


                                                                 Corporate
                                  Retail         Non-Retail      and Other        Elimination        Total
                                  ------         ----------      ---------        -----------        -----
Reported net sales:
Fiscal 2001 three months        $ 14,092         $  6,825            --           $ (2,184)        $ 18,733
Fiscal 2000 three months          12,361            6,534            --             (1,606)          17,289


Operating income (loss):
Fiscal 2001 three months        $  1,366         $    243        $   (713)            --           $   (896)
Fiscal 2000 three months            (191)              88            (813)            --               (916)


Identifiable assets:
September 30, 2001              $ 26,890         $  9,927        $  4,838             --           $ 41,655
June 30, 2001                     26,907            9,135           4,790             --             40,832


     The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $9.2 million and $7.9 million for the first quarter of fiscal 2002 and 2001, respectively. Of these amounts, approximately $2.2 million and $1.6 million were intercompany sales for the first quarter of fiscal 2002 and 2001, respectively. Identifiable assets for the foreign operations were $12.5 million and $12.6 million at September 30, 2001 and June 30, 2001, respectively.

NOTE 12 - DISPOSAL OF BUSINESSES

     A. SALE OF MEDAL OF PENNSYLVANIA, INC. - FISCAL 2001

     The Company continued to consolidate the results of Medal of Pennsylvania, Inc. ("Medal"), until March 31, 2001, the date the Company sold substantially all of Medal's assets and certain liabilities. Medal was sold for approximately $0.8 million in cash and the assumption of certain liabilities (the "Medal Sale") resulting in a net pretax loss of $1.1 million in the quarter ended March 31, 2001.

     In the quarter ended September 30, 2000, Medal's net sales and net loss, which have been included in the September 30, 2000 results were as follows (in thousands, except per share data):

                                                        Fiscal 2001
                                                       First Quarter
                                                       -------------
          Net sales                                       $ 1,251
          Net loss                                        $   (18)
          Basic and diluted loss per share                $ (0.01)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


     This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

RECENT DEVELOPMENTS

     Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company undertook various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. However, the Company believed that it would have been unable to continue to make all of the interest and principal payments under its debt obligations without the development of a comprehensive financial restructuring plan, which would include the monetization of the value of the shares of the Barnett Common Stock owned by the Company. See Note 3 in this Form 10-Q for a discussion of the Company's sale of its interest in Barnett.

     In fiscal 2001, the Company completed its comprehensive financial restructuring plan (See Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q), disposing of 7,186,530 shares of Barnett Common Stock and using the $94.5 million in proceeds as follows:

     - paid approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.

     - reduced its borrowings under its working capital credit facility by approximately $10 million.

     - retired all of its approximately $35.9 million principal amount of Senior Notes plus accrued interest.

     - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to the holders of its Deferred Coupon Notes.

     - funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.

     The sale of the Barnett Common Stock and payments outlined above were the made subsequent to the Company and an ad hoc committee representing a controlling portion of the Deferred Coupon Notes and Senior Notes developing a jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the "Joint Plan"). The Joint Plan received the approval of the holders of approximately 97% of the Deferred Coupon Notes. Under the Joint Plan, the holders of the Deferred Coupon Notes were the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions were included in the filing and they paid their trade creditors, employees and other liabilities under normal conditions.

     On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the Joint Plan to settle, at a discount, all amounts due on the Company's Deferred Coupon Notes. On November 14, 2000, the Company's Joint Plan was approved by the Court and on November 16, 2000, the Company's Joint Plan became effective, and the Company paid its obligation to the Deferred Coupon Note holders. On March 14, 2001, the Court closed the Chapter 11 case, and the Company emerged from bankruptcy.

A. RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET SALES

     Net sales for the fiscal 2002 first quarter ended September 30, 2001 totaled $18.7 million, an increase of $1.4 million as compared to $17.3 million for the same period in the prior fiscal year. Excluding Medal Distributing, an operation sold on March 31, 2001, net sales for the continuing businesses increased by $2.7 million. Net sales improved due to strong orders from existing customers, including the expansion of product offerings at certain retailers, the expansion in the number of retail stores served of other retailers and other promotion programs.

     The Company adopted a new financial accounting standard in the fiscal 2002 first quarter ended September 30, 2001, resulting in $0.8 million in slotting fees and other business procurement charges being recorded as a contra-sale. Net sales for the comparable period in fiscal 2001 have been restated, resulting in $0.8 million being recorded as a contra sale, including $0.2 million of additional business procurement costs, originally reported in operating expenses.

     Net sales to retailers amounted to $14.1 million and $12.4 million for the quarters ended September 30, 2001 and 2000, respectively. The increase is due to strong sales to the growth of programs with certain retail customers and the expansion into stores not previously served with existing customers. Non-retail sales amounted to $6.8 million and $6.5 million for the quarters ended September 30, 2001 and 2000, respectively.

GROSS PROFIT

     Gross profit for the fiscal 2002 first quarter was $6.1 million, with a gross profit margin of 32.3 percent, as compared to gross profit of $5.1 million and a gross profit margin of 29.5 percent for the three months ended September 30, 2000. The increase in the gross profit and margin is primarily attributable to improved sales to retailers, which typically have higher profit margins than non-retail sales. In addition, the gross profit margin for fiscal 2002 improved due the exclusion of sales for Medal Distributing, which historically reported lower profit margins. While non-retail sales and sales from the direct import sales program have a lower gross margin, they also have lower selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A expenses") amounted to $5.2 million and $5.7 million for the quarters ended September 30, 2001 and 2000. SG&A expenses as a percentage of net sales decreased to 27.5% for the fiscal 2002 first quarter from 32.7% for the fiscal 2001 first quarter. The improvement is due to the sale of Medal, which reported $0.4 million in SG&A in the fiscal 2001 first quarter. Excluding Medal's SG&A expenses, the Company's SG&A expenses improved by $0.1 million. The ratio of SG&A expenses to net sales improved primarily due to the significant increase in sales in the fiscal 2002 first quarter.

RESTRUCTURING CHARGES

     In the first quarter of fiscal 2001, Consumer Products recorded $350,000 in restructuring charges for costs associated with its closed warehouse facilities. Based on current estimates, the Company believes it has provided for all remaining costs to be incurred in connection with the closing of these facilities.

EQUITY EARNINGS OF BARNETT

     The Company recorded equity earnings from its ownership interest in Barnett of $1.4 million for the quarters ended September 30, 2000. As detailed in Notes 3 and 4, the Company sold its equity investment in Barnett on September 29, 2000 as part of its comprehensive financial restructuring plan.

GAIN ON SALE OF EQUITY INVESTMENT AND AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK

     On July 10, 2000, the Company announced that it has reached an agreement to monetize its 7,186,530 shares of Barnett Common Stock for $13.15 per share in connection with the Barnett Merger. In September 2000, the Company sold its remaining shares of Barnett Common Stock. The gross proceeds from the sale of the 7,186,530 shares of Barnett Common Stock amounted to $94.5 million. The Company's equity investment in Barnett amounted to $44.3 million immediately prior to the sale. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs associated with the Barnett sale and other costs associated with the comprehensive financial restructuring of the Company.

     Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining deferred gain was carried on the Company's consolidated balance sheet due and being amortized as Barnett amortized the goodwill associated with the U.S. Lock acquisition. As a result of the sale of its remaining interest in Barnett, the Company recognized the remaining $7.8 million of unamortized deferred gain in the quarter ended September 30, 2000.

INTEREST EXPENSE

     For the quarter ended September 30, 2001, net interest expense totaled $0.2 million, as compared to $4.7 million in the fiscal 2001 first quarter. Average borrowings for the current year's quarter amounted to $11.0 million, with a weighted average interest rate of 7.3%, as compared to $147.2 million in the same quarter last year, with a weighted average interest rate of 12.2%. In late September 2000, the Company completed the sale of the Barnett Common Stock, however, the average borrowings for the fiscal 2001 first quarter were virtually unaffected by the late completion of this transaction. Fiscal 2002 interest benefited from the completion of the comprehensive financial restructuring and elimination of the Company's Senior Notes and Deferred Coupon Notes in fiscal 2001.

PROVISION FOR INCOME TAXES

     In the quarter ended September 30, 2001, the Company's tax provision amounted to $0.1 million. The tax provision for the fiscal 2002 first quarter represents various state and foreign taxes. For the fiscal 2002 first quarter, the difference between the effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

     In the fiscal 2001 first quarter, the Company recognized significant income from the sale of its Barnett Common Stock. The Company was able to utilize a portion of its net operating loss carryforwards to offset its federal tax liability calculated using the regular tax method. However, the Company provided for federal taxes based on the alternative minimum tax method in the quarter ended September 30, 2001, and for state and various foreign taxes.

EXTRAORDINARY CHARGE

     In the quarter ended September 30, 2000, the Company retired the Waxman USA Inc. Senior Notes with a portion of the proceeds from the Barnett sale. Accordingly, the Company reported an extraordinary charge of $57,000, net of a tax benefit of $38,000 to write-off the deferred loan costs associated with the Senior Notes.

NET INCOME (LOSS)

     The Company reported net income of $0.6 million, or $0.48 per basic and diluted share, for the fiscal 2002 first quarter ended September 30, 2001.

     The Company's net income for the quarter ended September 30, 2000 amounted to $48.2 million, or $39.78 per basic and diluted share. The significant change in net income is due to the recognition of a $47.5 million net gain on the Barnett Sale and $7.8 million of previously deferred gain from the sale of U.S. Lock.

B. LIQUIDITY AND CAPITAL RESOURCES

     Over the past several years, the Company has endeavored to reduce its high level of debt through the monetization of assets and by improving the efficiencies of its continuing businesses. As a result, the Company has undertaken various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. These efforts resulted in the development of a comprehensive financial restructuring plan, including a Debt Restructuring Agreement with an ad hoc committee, the members of which owned approximately 87.6 percent of the Company's Deferred Coupon Notes and nearly 65 percent of the Senior Notes. An integral component of the Debt Restructuring Plan was the sale of all of the Company's remaining interest in Barnett. See Notes 3 and 4 in this Form 10-Q for a discussion of the Company's sale of its interest in Barnett and the development of the comprehensive financial restructuring plan. The financial reorganization did not involve any of the Company's operating subsidiaries, which have their own bank credit facility. The operating companies paid all of their trade creditors, employees and other liabilities under normal trade conditions.

     In fiscal 2001, the Company completed its comprehensive financial restructuring plan (See Note 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q), disposing of 7,186,530 shares of Barnett Common Stock and using the $94.5 million in proceeds as follows:

     - paid approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.

     - reduced its borrowings under its working capital credit facility by approximately $10 million.

     - retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.

     - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to the holders of its Deferred Coupon Notes.

     - funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.

     As part of its comprehensive financial restructuring plan, on October 2, 2000, the Company filed its Chapter 11 Joint Plan of Reorganization with the courts. On October 4, 2000, the First Day Orders were approved and, based on the overwhelming support of the holders of 97% of the Deferred Coupon Notes, the date of November 14, 2000 was set for the confirmation hearing to effectuate terms of the Joint Plan. The Company believes that the approval of the Joint Plan, along with the retirement of the Senior Notes and reduction of its bank working capital debt, has improved its financial condition significantly, as well as reduced its interest expense by approximately $17 million per year.

     In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal of Pennsylvania, Inc. (formerly known as WOC Inc.), WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million. The Loan and Security Agreement provided, among other things, for revolving credit advances of up to $22.0 million. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI. This facility decreased to $20 million with the completion of the Barnett Sale in September 2000. As of September 30, 2001, the Company had $10.9 million in borrowings under the revolving credit line of the facility and had approximately $1.0 million available under such facility. The Loan and Security Agreement expires on June 18, 2002.

     The Loan and Security Agreement provided for revolving credit advances of
(a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Congress Financial Corporation notified the Company subsequent to September 30, 2001, that it will be reducing the advance rate on the inventory to 50% over a ten week period in the fiscal 2002 second quarter. The Company is considering its all of its options, including opportunities to increase its bank availability by using the value of in-transit inventory that is owned by the Company and being shipped from Asia and the value of the Corporate office building.

     Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus

0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at September 30, 2001. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at September 30, 2001. The Loan and Security Agreement also contains a material adverse condition clause, which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

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

     The Company paid $24,000 and $5,000 in income taxes in the first quarter in fiscal 2002 and 2001, respectively. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company has provided for federal taxes based on the alternative minimum tax method in the fiscal 2001 first quarter and for state and various foreign taxes. At June 30, 2001, the Company had $17.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

     The Company has total future lease commitments for various facilities and other leases totaling $3.1 million, of which approximately $0.7 million is due in fiscal 2002 and $0.2 million was paid in the fiscal 2002 first quarter. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2002 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

     At September 30, 2001, the Company had working capital of $7.8 million and a current ratio of 1.4 to 1.

DISCUSSION OF CASH FLOWS

     Net cash used for operations was $0.1 million for the first quarter of fiscal 2002 principally due to the increase in receivables and payment of accounts payable, which offset the decrease in inventory, depreciation and income generated during the period. Cash flow used for investments totaled $0.3 million for capital expenditures. Cash flow provided by financing activities totaled approximately $1.0 million, primarily borrowing on the Company's working capital bank facility.

PART II. OTHER INFORMATION
         -----------------

ITEM 5. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 2001 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


















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



                                                  WAXMAN INDUSTRIES, INC.
                                                  -----------------------
                                                  REGISTRANT






DATE:  NOVEMBER 1, 2001                           BY: /S/ MARK W. WESTER
                                                  MARK W. WESTER
                                                  VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL AND
                                                  ACCOUNTING OFFICER)