Form 10-Q
period 2001-12-31
WAXMAN INDUSTRIES INC
filed 2002-02-01
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


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

1,003,990 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of January 30, 2002.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------


                                                                                                 PAGE
                                                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations -
         Three and Six Months Ended December 31, 2001 and 2000..................................  3

         Condensed Consolidated Balance Sheets - December 31, 2001 and June 30, 2001............  4-5

         Condensed Consolidated Statements of Cash Flows -
         Three and Six Months Ended December 31, 2001 and 2000..................................  6

         Notes to Condensed Consolidated Financial Statements...................................  7-13

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations....................................................  14-21


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information......................................................................  22

Item 6.  Exhibits and Reports on Form 8-K.......................................................  22


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              Three Months                      Six Months
                                                                              ------------                      ----------
                                                                          2001            2000             2001            2000
                                                                          ----            ----             ----            ----
Net sales                                                            $  18,116       $  17,660       $  36,849        $  34,949

Cost of sales                                                           12,510          11,973          25,188           24,169
                                                                     ---------       ---------       ---------        ---------
Gross profit                                                             5,606           5,687          11,661           10,780

Selling, general and administrative expenses                             4,950           5,453          10,109           11,112

Restructuring charges                                                       --              --              --              350
                                                                     ---------       ---------       ---------        ---------
Operating income (loss)                                                    656             234           1,552             (682)

Equity earnings of Barnett                                                  --              --              --            1,370

Gain on sale of Barnett, net                                                --              --              --           47,473

Amortization of deferred U.S. Lock gain                                     --              --              --            7,815

Interest expense, net                                                      184              77             422            4,802
                                                                     ---------       ---------       ---------        ---------
Income before income taxes and extraordinary charge                        472             157           1,130           51,174

Provision (benefit) for income taxes                                        88            (200)            162            2,550
                                                                     ---------       ---------       ---------        ---------
Income (loss) from continuing operations before
extraordinary items                                                        384             357             968           48,624

Extraordinary items, net of taxes                                           --          52,279              --           52,222
                                                                     ---------       ---------       ---------        ---------

Net income                                                           $     384       $  52,636       $     968        $ 100,846
                                                                    ==========       =========       =========        =========

Other comprehensive income:
Foreign currency translation adjustment                                    (80)             41             (61)             (31)
                                                                    -----------      ---------       ---------        ---------
Comprehensive income                                                $      304       $  52,677       $     907        $ 100,815
                                                                    ==========       =========       =========        =========

Income per share (basic and diluted):
Income from continuing operations before
extraordinary items                                                 $     0.32       $    0.29       $    0.80        $   40.12
Extraordinary items                                                         --           43.14              --            43.09
                                                                    ----------       ---------       ---------        ---------
Net income                                                          $     0.32       $   43.43       $    0.80        $   83.21
                                                                    ==========       =========       =========        =========

Weighted average shares and equivalents                                  1,212           1,212           1,212            1,212
                                                                    ==========       =========       =========        =========



      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 2001 AND JUNE 30, 2001

                                 (IN THOUSANDS)

                                     ASSETS



                                                                                          December 31,              June 30,
                                                                                              2001                    2001
                                                                                          (Unaudited)               (Audited)
                                                                                          -----------               ---------
         CURRENT ASSETS:
           Cash and cash equivalents                                                      $      96                    $ 740
           Trade receivables, net                                                            12,706                   12,592
                Other receivables                                                             1,386                    1,400
           Inventories                                                                       10,062                   11,895
           Prepaid expenses                                                                   1,799                    1,850
                                                                                          ---------                 --------
             Total current assets                                                            26,049                   28,477
                                                                                          ---------                 --------

         PROPERTY AND EQUIPMENT:
           Land                                                                                 546                      551
           Buildings                                                                          3,803                    4,318
           Equipment                                                                         11,397                   10,415
                                                                                          ---------                 --------
                                                                                             15,746                   15,284
           Less accumulated depreciation and amortization                                   ( 7,570)                (  6,996)
                                                                                          ---------                 --------
                 Property and equipment, net                                                  8,176                    8,288
                                                                                          ---------                 --------

              CASH SURRENDER VALUE OF OFFICER'S LIFE INSURANCE POLICIES                       3,129                    2,934
              UNAMORTIZED DEBT ISSUANCE COSTS, NET                                               65                      142
              OTHER ASSETS                                                                    1,129                      991
                                                                                          ---------                 --------
                                                                                         $   38,548               $   40,832
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 31, 2001 AND JUNE 30, 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         December 31,         June 30,
                                                                              2001              2001
                                                                          (Unaudited)         (Audited)
                                                                         ------------        -----------
CURRENT LIABILITIES:
  Current portion of long-term debt                                      $    8,291          $    10,045
  Accounts payable                                                            5,495                6,932
  Accrued liabilities                                                         4,526                4,291
                                                                         ----------          -----------
      Total current liabilities                                              18,312               21,268
                                                                         ----------          -----------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                    297                  532

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                                          -                    -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 998 at December 31, 2001
    and June 30, 2001                                                            99                   99
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 214 at December 31, 2001
    and June 30, 2001                                                            21                   21
  Paid-in capital                                                            21,752               21,752
  Retained deficit                                                           (  740)            (  1,708)
                                                                         ----------          -----------
                                                                             21,132               20,164
  Accumulated other comprehensive income                                     (1,193)              (1,132)
                                                                         ----------          -----------

    Total stockholders' equity                                               19,939               19,032
                                                                         ----------          -----------
                                                                         $   38,548           $   40,832
                                                                         ==========          ===========


      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                              2001             2000
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $     968       $ 100,846
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Extraordinary loss-debt defeasance                                          --         (52,222)
      Gain on sale of Barnett stock, net                                          --         (47,473)
      Non-cash interest                                                           78              83
      Amortization of deferred U.S. Lock gain                                     --          (7,815)
      Equity earnings of Barnett                                                  --          (1,370)
      Depreciation and amortization                                              727           1,164
      Deferred income taxes                                                       --             367
  Changes in assets and liabilities:
    Trade receivables, net                                                      (114)          1,115
    Inventories                                                                1,833           1,035
    Other assets                                                                (268)          1,320
    Accounts payable                                                          (1,437)           (254)
    Accrued liabilities                                                          235           2,131
    Accrued interest                                                              --              --
    Accrued taxes                                                                 --            (405)
    Other, net                                                                   (61)            (31)
                                                                           ---------       ---------
      Net Cash Provided by (Used in) Operating Activities                      1,961          (9,740)
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of Barnett stock                                         --          94,503
  Capital expenditures, net                                                     (616)           (562)
                                                                           ---------       ---------
      Net Cash (Used in) Provided by Investing Activities                       (616)         93,941
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit                                                (1,754)         (8,910)
  Retirement of 11 1/8% Senior Secured Notes due 2001                             --          35,855
  Restricted cash to retire the 12 3/4% Deferred Coupon Notes due 2004            --          39,329
  Change in long-term debt, net                                                 (235)           (134)
                                                                           ---------       ---------
      Net Cash (Used in) Provided by
        Financing Activities                                                  (1,989)        (84,228)
                                                                           ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (644)            (27)

BALANCE, BEGINNING OF PERIOD                                                     740             811
                                                                           ---------       ---------

BALANCE, END OF PERIOD                                                     $      96       $     784
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

                                DECEMBER 31, 2001

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

         The condensed consolidated statements of operations for the three and six months ended December 31, 2001 and 2000, the condensed balance sheet as of December 31, 2001 and the condensed statements of cash flows for the six months ended December 31, 2001 and 2000 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2001 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 2001 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances are eliminated in consolidation. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

NOTE 2 - BUSINESS

        The Company's common stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WAXM". The Company is a leading supplier of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market. Through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products") and WAMI Sales, Inc. ("WAMI Sales"), the Company distributes products to approximately 750 customers, including a wide variety of national and regional retailers and wholesalers in the United States. Through its Asian operations, TWI and CWI (as defined below), the Company manufactures, sources, assembles and packages plumbing and other products for sale to its U.S. based operations and to manufacturers, wholesalers, retailers and other industrial customers in the United States and globally.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Consumer Products, WAMI Sales and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China ("CWI") and Taiwan ("TWI"). Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. ("Medal", formerly known as WOC Inc. ("WOC")), when substantially all of the assets and certain liabilities of this business were sold (see Note 13). Consumer Products and WAMI Sales utilize the Company's and non-affiliated foreign suppliers.

         Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to customers throughout the United States. The Company recorded equity earnings from this investment of $1.4 million for the fiscal 2000 first quarter ended September 30, 2000. The Barnett Common Stock traded on the Nasdaq National Market under the symbol "BNTT" until the completion of the acquisition of Barnett by a subsidiary of Wilmar Industries, Inc. (the "Barnett Merger") on September 27, 2000.

NOTE 3 - BARNETT

         In April 1996, the Company completed an initial public offering of the Barnett Common Stock, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 2000, the Company announced that it had reached an agreement to monetize the remaining 7,186,530 shares of Barnett Common Stock for $13.15 per share as part of the purchase of all of Barnett's outstanding shares in connection with the Barnett Merger. In September 2000, the Barnett Merger was approved by Barnett's shareholders and the Company sold its remaining shares of Barnett Common Stock.

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

         The Company reduced its net sales by $525,000 and $1.35 million in the three and six month periods ended December 31, 2001, respectively, for a combination of the above mentioned procurement costs. In the three and six month periods ended December 31, 2000, the Company reported $450,000 and $1.2 million, respectively, in contra sales, including the reclassification of $300,000 and $450,000 of costs originally recorded as an operating expense as a reduction of net sales.

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

         SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered the historic performance of the Company and uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2001, the Company's net deferred tax assets were fully offset by a valuation allowance, and the Company continues to believe that the Company's net deferred tax assets should continue to be offset by a valuation allowance. In the fiscal 2002 three and six month periods, the Company recorded a tax provision of $0.1 million and $0.2 million, which represents various state and foreign taxes. The Company will continue to analyze the trends in the operating results of its domestic operations to assess the realizability of its deferred tax asset in fiscal 2002.

         In the three and six month months ended December 31, 2000, the Company did not record a tax provision on the extraordinary gain from the defeasance of debt due to its favorable treatment in a bankruptcy. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company provided for federal taxes based on the alternative minimum tax method in the fiscal 2001 three and six month periods and for state and various foreign taxes.

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

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the three and six months ended December 31, 2001 included interest of $0.2 million and $0.4 million, respectively, as compared to $0.3 million and $8.8 million for the three and six month periods in fiscal 2000, respectively. The Company made no federal income tax payments in the three and six month periods of fiscal 2002 but made payments of $0.8 million for the three and six month periods in fiscal 2001. The Company paid approximately $3,300 and $0.3 million in state taxes for the three months ended December 31, 2001 and 2000, and $27,300 and $0.3 million for the six months ended December 31, 2001 and 2000, respectively.

NOTE 10 - EARNINGS PER SHARE

         Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. For the three and six months ended December 31, 2001 and 2000, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):


                                     Three months      Three months       Six months       Six months
                                        ended              ended             ended            ended
                                     December 31,      December 31,      December 31,     December 31,
                                         2001              2000              2001             2000
                                         ----              ----              ----             ----
         Basic                          1,212              1,212             1,212            1,212
         Diluted                        1,212              1,212             1,212            1,212


         Basic                          1,212              1,212             1,212            1,212
         Dilutive effect of:
           Stock options                   --                 --                --               --
           Warrants                        --                 --                --               --
                                        -----              -----             -----            -----
         Diluted                        1,212              1,212             1,212            1,212

         On February 6, 2001, the Company's shareholders voted in favor of a 1 for 10 reverse stock split, which became effective on February 20, 2001. Accordingly, the share information presented below and on the face of the income statement has been restated to reflect the reverse stock split.

NOTE 11 - STOCK OPTIONS, STOCK APPRECIATION RIGHTS, RESTRICTED STOCK AND STOCK PURCHASE PLANS

         The Company had two plans under which stock options could be granted. The Company applied APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation costs have been recognized for these stock based compensation awards. The 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan"), authorized the issuance of an aggregate of 180,000 shares of Common Stock in the form of stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted were at an option price not less than the market value at the date of grant and may be exercised for a period not exceeding 10 years from the date of grant. As of December 31, 2001, 33 persons held 130,155 options at an average price of $21.75.

         In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 2,000 shares of the Company's Common Stock the then current market price (the "1994 Non-Employee Director Plan"). As of December 31, 2001, 3 persons held 5,000 options at an average price of $22.50.

         In fiscal 1996, the Board of Directors adopted the 1996 Non-Employee Directors Restricted Share Plan (the "1996 Plan"). The 1996 Plan was designed to increase the proprietary and vested interest of the non-employee directors of the Company in the growth, development and financial success of the Company. The 1996 Plan called for 500 restricted shares of the Common Stock to be granted to each non-employee director for each five years of service as a director. The restricted shares vest on the last day of the second consecutive year during which the individual serves as a director after the date of the award. Prior to being vested, the shares bear a restricted legend and are held by the Company's corporate secretary. There were no awards made since fiscal 1998. The 1996 Plan was terminated by the Board of Directors in December 2001.

         Also in fiscal 1996, the Stock Option Committee granted Stock Appreciation Rights ("SAR") for 20,000 shares to each of the Co-Chief Executive Officers of the Company at a base price of $33.75, and in September 1996, an SAR for 10,000 shares to the President of Consumer Products at a base price of $33.75. Each SAR was scheduled to expire ten years from the date of grant and vests in whole, three years after the date of grant. Upon exercise, the grantee was entitled to an amount equal to the excess of the fair value per share of the Common Stock on the date of exercise over the base price of the SAR. Each SAR was exercisable, at the election of the grantee, for either cash or Common Stock. The SAR ceases to be exercisable on the date of the termination of the employment of the grantee with the Company, except due to death, disability or other than "for cause". Due to the market price of the Company's stock being below the exercise price of the SAR's, no expense has been recorded for the value of this plan since fiscal 1997.

         In December 2001, the Company's Board of Directors (including directors who are controlling shareholders) of the Company, voted to establish a new stock incentive plan and to submit the plan for shareholder approval at the Company's Fiscal 2002 Annual Meeting of Shareholders (the "2002 Stock Incentive Plan"). The 2002 Stock Incentive Plan sets aside up to 275,000 shares of Common Stock that can be used to replace existing stock options and Stock Appreciation Rights, and for future grants to attract, reward and provide incentive to the Company's officers, directors, employees and consultants.

         In December 2001, the Company offered to exchange a promise to grant new options under the 2002 Stock Incentive Plan for an equivalent number of options under the Company's prior plans (the "Exchange Offer"). The Exchange Offer provided current option holders the opportunity to cancel options they had under the 1992 Stock Option Plan and the 1994 Non-Employee Director Plan for an equivalent number of options under the 2002 Stock Incentive Plan. On January 8, 2002, the Exchange Offer expired with all of the participants accepting the offer. The stock options and SAR's (which were exchanged on terms substantially the same as in the Exchange Offer) were cancelled on January 9, 2002. The replacement options will be granted six months and one day after the expiration of the Exchange Offer to preserve fixed accounting for the options. In connection with the successful completion of the Exchange Offer, the 1992 Stock Option Plan and the 1994 Non-Employee Director Plan.

         Through December 31, 2001, the Company also allowed employees to defer a portion of their salary to participate in an Employee Stock Purchase Plan (the "ESPP"). The ESPP allowed employees to make an election to purchase shares at the lower of 85 percent of the closing market price of the Company's stock on the first or last day of the calendar year. In fiscal 2002, 6,129 shares were purchased by employees, while there were no purchases in fiscal 2001. The Company allowed this plan to expire without renewing it.

NOTE 12 - SEGMENT INFORMATION

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


                                                                            Corporate
                                            Retail        Non-Retail        and Other       Elimination        Total
                                            ------        ----------        ---------       -----------        -----
Reported net sales:
Fiscal 2002 second quarter              $   12,684      $     7,194               --       $   (1,762)      $ 18,116
Fiscal 2001 second quarter                  12,992            6,779               --           (2,111)        17,660

Fiscal 2002 six months                  $   26,776      $    14,019               --       $   (3,946)      $ 36,849
Fiscal 2001 six months                      25,353           13,313               --           (3,717)        34,949

Operating income (loss):
Fiscal 2002 second quarter              $    1,007      $       267       $     (618)              --       $    656
Fiscal 2001 second quarter                     649              315             (730)              --            234

Fiscal 2002 six months                  $    2,373      $       510       $   (1,331)              --       $  1,552
Fiscal 2001 six months                         458              403           (1,543)              --           (682)

Identifiable assets:


December 31, 2001                       $   24,247      $     9,305       $    4,996               --       $ 38,548
June 30, 2001                               26,907            9,135            4,790               --         40,832


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $9.5 million and $18.7 million for the three and six months ended December 31, 2001, and $6.0 million and $12.1 million for the three and six months ended December 31, 2000, respectively. Of these amounts, approximately $1.8 million and $3.9 million were intercompany sales for the three months and six months ended December 31, 2001, and $2.1 million and $3.7 million were sales for the three and six months ended December 31, 2000, respectively. Identifiable assets for the foreign operations were $11.8 million and $12.6 million at December 31, 2001 and June 30, 2001, respectively.

NOTE 13 - DISPOSAL OF BUSINESSES

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

         In the three and six months ended December 31, 2000, Medal's net sales and net loss, which have been included in the December 31, 2000, results were as follows (in thousands, except per share data):

                                               Three Months      Six Months
                                               December 31,       December 31,
                                                   2000              2000
                                                   ----              ----
          Net sales                              $ 1,115          $ 2,366
          Net loss                               $   (47)         $   (65)
          Basic and diluted loss per share       $ (0.04)         $ (0.05)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration and credit risk issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

RECENT DEVELOPMENTS

Financial Restructuring
-----------------------

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

Kmart Business
--------------

         The Company has been a supplier of Kmart for approximately 15 years. For the six months ended December 31, 2001, Kmart accounted for approximately 11 percent and 20 percent of the Company's and Consumer Product's net sales, respectively. On January 22, 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company believes that it has adequate reserves to account for any loss on its outstanding account receivable.


         The Company is continuing to evaluate the impact of Kmart's financial difficulties and their Chapter 11 filing. In connection with Kmart's bankruptcy proceedings, the Company expects that Kmart will review all of its vendor relationships. Accordingly, there can be no assurances as to whether the Company will continue to supply Kmart with all of the existing product lines, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

         In assessing the nature of any future relationship with Kmart, the Company will consider a variety of factors, including the potential reduction in the number of Kmart stores and revenue reduction as a result of their financial restructuring, credit risk and the cost of financing working capital to support sales to and other programs with Kmart.

         The Company is evaluating the possible reduction or loss of this revenue base and ways to reduce its cost structure to be more in line with a potentially smaller revenue base. However, in the short term it may not be able to absorb all of the expenses due to this revenue loss if there is a significantly, sustained curtailment of Kmart's purchases from Consumer Products. The Company believes that increases in sales with other customers, will ultimately offset any potential short term loss of Kmart revenue.


A.       RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net Sales
---------

         Net sales for the fiscal 2002 second quarter ended December 31, 2001 totaled $18.1 million, an increase of $0.4 million as compared to $17.7 million for the same period in the prior fiscal year. Excluding Medal Distributing, an operation sold on March 31, 2001, the prior year second quarter net sales would have been $16.5 million for the continuing businesses, and the increase in net sales for comparable businesses would have been $1.6 million, or 9.5%. Net sales improved due to strong orders from existing customers, including the expansion of product offerings at certain retailers, the expansion in the number of retail stores served of other retailers and other promotion programs.

         The Company adopted a new financial accounting standard in the fiscal 2002 first quarter ended September 31, 2001, resulting in $0.5 million in slotting fees and other business procurement charges being recorded as a contra-sale. Net sales for the comparable period in fiscal 2001 have been restated, resulting in $0.45 million being recorded as a contra sale, including $0.3 million of additional business procurement costs, originally reported in operating expenses.

         Net sales to retailers amounted to $12.7 million and $13.0 million for the quarters ended December 31, 2001 and 2000, respectively, and were nearly identical after intercompany eliminations. Non-retail sales accounted for the increase in the Company's net sales for the quarter ended December 31, 2001, amounting to $7.2 million and $6.8 million for the quarters ended December 31, 2001 and 2000, respectively. The growth in sales from the foreign operations continues to be one of the Company's long term growth strategies.

Gross Profit
------------

         Gross profit for the fiscal 2002 second quarter was $5.6 million, with a gross profit margin of 31.0 percent, as compared to gross profit of $5.7 million and a gross profit margin of 32.6 percent for the three months ended

December 31, 2000. The slight decrease in the gross profit and gross profit margin is primarily attributable to stronger sales being made by the Company's foreign operations. While non-retail sales and sales from the direct import sales program have a lower gross margin, they also have lower selling, general and administrative expenses.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") amounted to $5.0 million and $5.5 million for the quarters ended December 31, 2001 and 2000. SG&A expenses as a percentage of net sales decreased to 27.3% for the fiscal 2002 second quarter from 30.9% for the fiscal 2001 second quarter. The improvement is due to the sale of Medal, which reported $0.4 million in SG&A in the fiscal 2001 second quarter. Excluding Medal's SG&A expenses, the Company's SG&A expenses improved by $0.2 million. The ratio of SG&A expenses to net sales improved primarily due to the significant increase in sales in the fiscal 2002 second quarter.

Interest Expense
----------------

         For the quarter ended December 31, 2001, net interest expense totaled $0.2 million, as compared to $0.1 million in the fiscal 2001 second quarter. The prior year second quarter net interest expense was lower due to $0.3 million in interest income earned on proceeds held and invested until the Deferred Coupon Notes were repaid on November 16, 2000. Average borrowings for the current year's quarter amounted to $10.0 million, with a weighted average interest rate of 5.9%, as compared to $10.0 million in the same quarter last year, with a weighted average interest rate of 11.1%. In late September 2000, the Company completed the sale of the Barnett Common Stock, however, the average borrowings for the fiscal 2001 first quarter were virtually unaffected by the late completion of this transaction. Fiscal 2002 interest benefited from the completion of the comprehensive financial restructuring and elimination of the Company's Senior Notes and Deferred Coupon Notes in fiscal 2001.

Provision for Income Taxes
--------------------------

         In the quarter ended December 31, 2001, the Company's tax provision amounted to $0.1 million. The tax provision for the fiscal 2002 second quarter represents various state and foreign taxes. For the fiscal 2002 second quarter, the difference between the effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

         In the fiscal 2001 second quarter, the Company recorded a benefit from income taxes of $0.2 million. The benefit for the current quarter primarily represents the utilization of net operating loss carryforwards, which offset various state and foreign taxes of the Company's wholly-owned operations. For the fiscal 2001 second quarter, the difference between the effective and statutory tax rates is primarily due to the impact of the favorable tax treatment of debt defeasance income in a bankruptcy and the utilization of net operating loss carryforwards,

Extraordinary Item
------------------

         In November 2000, the Company reported extraordinary income of $56.5 million from the retirement of the Company's Deferred Coupon Notes at a discount, net of the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring of $2.4 million.

Net Income (Loss)
-----------------

         The Company reported net income of $0.4 million, or $0.32 per basic and diluted share, for the fiscal 2002 second quarter ended December 31, 2001.

         The Company's net income for the quarter ended December 31, 2000 amounted to $52.7 million, or $43.43 per basic and diluted share. The significant change in net income is due to the recognition of the net extraordinary gain on the defeasance of debt.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net Sales
---------

         Net sales for the fiscal 2002 six month period ended December 31, 2001 totaled $36.8 million, an increase of $1.9 million as compared to $34.9 million for the same period in the prior fiscal year. Excluding Medal Distributing, an operation sold on March 31, 2001, net sales for the prior year six month period would have been $32.6 million for the continuing businesses, and the increase in net sales for comparable businesses would have been $4.2 million. Net sales improved due to strong orders from existing customers, including the expansion of product offerings at certain retailers, the expansion in the number of retail stores served of other retailers and other promotion programs, and stronger sales by the foreign operations.

         The Company adopted a new financial accounting standard in the fiscal 2002 first quarter ended September 30, 2001, resulting in $1.35 million in slotting fees and other business procurement charges being recorded as a contra-sale for the fiscal 2002 six month period. Net sales for the comparable period in fiscal 2001 have been restated, resulting in $1.2 million being recorded as a contra sale, including $0.45 million of additional business procurement costs, originally reported in operating expenses.

         Net sales to retailers amounted to $26.9 million and $25.4 million for the six months ended December 31, 2001 and 2000, respectively. The increase is due to strong sales to the growth of programs with certain retail customers and the expansion into stores not previously served with existing customers in the fiscal 2002 first quarter. Non-retail sales amounted to $14.0 million and $13.3 million for the six months ended December 31, 2001 and 2000, respectively.

Gross Profit
------------

         Gross profit for the fiscal 2002 six month period was $11.7 million, with a gross profit margin of 31.7 percent, as compared to gross profit of $10.8 million and a gross profit margin of 30.8 percent for the six months ended December 31, 2000. The increase in the gross profit and margin is primarily attributable to improved sales to retailers, which typically have higher profit margins than non-retail sales. In addition, the gross profit margin for fiscal 2002 improved due the exclusion of sales for Medal Distributing, which historically reported lower profit margins. While non-retail sales and sales from the direct import sales program have a lower gross margin, they also have lower selling, general and administrative expenses.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") amounted to $10.1 million and $11.1 million for the six months ended December 31, 2001 and 2000. SG&A expenses as a percentage of net sales decreased to 27.4% for the fiscal 2002 second quarter from 31.8% for the fiscal 2001 six month period. The improvement is due to the sale of Medal, which reported $0.7 million in SG&A in the fiscal 2001 six month period. Excluding Medal's SG&A expenses, the Company's SG&A expenses improved by $0.3 million. The ratio of SG&A expenses to net sales improved primarily due to the significant increase in sales in the fiscal 2002 second quarter.

Restructuring Charges
---------------------

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

Interest Expense
----------------

         For the six months ended December 31, 2001, net interest expense totaled $0.4 million, as compared to $4.8 million in the fiscal 2001 six month period. Average borrowings for the six months ended December 31, 2001 amounted to $10.5 million, with a weighted average interest rate of 6.7%, as compared to $78.6 million in the same period last year, with a weighted average interest rate of 12.2%. In late September 2000, the Company completed the sale of the Barnett Common Stock, however, the average borrowings for the fiscal 2001 first quarter were virtually unaffected by the late completion of this transaction. Fiscal 2002 interest benefited from the completion of the comprehensive financial restructuring and elimination of the Company's Senior Notes and Deferred Coupon Notes in fiscal 2001.

Provision for Income Taxes
--------------------------

         In the six months ended December 31, 2001, the Company's tax provision amounted to $0.2 million, which represents various state and foreign taxes. For the fiscal 2002 six month period, the difference between the effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

         The provision for income taxes for the fiscal 2001 six month period amounted to $2.6 million. Income recognized from the sale of Barnett and defeasance of debt in the six months ended December 31, 2000 generated taxable income. The Company utilized its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability and, taxes on the debt defeasance income were not provided due to favorable tax treatment allowed in a bankruptcy. The Company's tax provision for the fiscal 2001 six month period provides for federal taxes based on the alternative minimum tax method and for state and various foreign taxes.

Extraordinary Charge
--------------------

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

Net Income (Loss)
-----------------

         The Company reported net income of $1.0 million, or $0.80 per basic and diluted share, for the fiscal 2002 six month period ended December 31, 2001.

         The Company's net income for the six month period ended December 31, 2000 amounted to $100.8 million, or $83.21 per basic and diluted share. The significant change in net income is due to the recognition of a $47.5 million net gain on the Barnett Sale, $7.8 million of previously deferred gain from the sale of U.S. Lock and $52.2 million in net extraordinary income.


B.       LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 2001, the Company completed its comprehensive financial restructuring plan (See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q), disposing of 7,186,530 shares of Barnett Common Stock and using the $94.5 million in proceeds as follows:

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

         In June 1999, the Company entered into the Loan and Security Agreement with Congress Financial Corporation to replace the Credit Agreement with BankAmerica Business Credit, Inc. that was to expire on July 15, 1999. The Loan and Security Agreement is between Consumer Products, Medal of Pennsylvania, Inc. (formerly known as WOC Inc.), WAMI and WAMI Sales, as borrowers (the "Borrowers"), with the Company, Waxman USA Inc. ("Waxman USA") and TWI as guarantors. In March 2000, the Company and Congress Financial Corporation amended the loan agreement to, among other changes, increase the facility by up to $3.0 million. The Loan and Security Agreement provided, among other things, for revolving credit advances of up to $22.0 million. In April 2000, the Loan and Security Agreement was further amended to allow the sale of substantially all of the assets of WAMI. This facility decreased to $20 million with the completion of the Barnett Sale in September 2000. As of December 31, 2001, the Company had $8.2 million in borrowings under the revolving credit line of the facility and had approximately $0.8 million available under such facility. The Loan and Security Agreement expires on June 18, 2002.

         The Loan and Security Agreement provided for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $10.0 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Congress Financial Corporation notified the Company subsequent to September 30, 2001, that it reduced the advance rate on the inventory to 50% during the fiscal 2002 second quarter.

         Revolving credit advances bear interest at a rate equal to (a) First Union National Bank's prime rate plus 0.5% or (b) LIBOR plus 2.50%. The Loan and Security Agreement includes a letter of credit subfacility of $10.0 million, with none outstanding at December 31, 2001. Borrowings under the Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, the payment of interest on the Senior Notes and the Company's Deferred Coupon Notes, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with or has obtained a waiver for all loan covenants at December 31, 2001. The Loan and Security Agreement also contains a material adverse condition clause, which allows Congress Financial Corporation to terminate the Agreement under certain circumstances.

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

         The Company has been a supplier of Kmart for approximately 15 years. For the six months ended December 31, 2001, Kmart accounted for approximately 11 percent and 20 percent of the Company's and Consumer Product's net sales, respectively. On January 22, 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company believes that it has adequate reserves to account for any loss on its outstanding account receivable.


         The Company is continuing to evaluate the impact of Kmart's financial difficulties and their Chapter 11 filing. In connection with Kmart's bankruptcy proceedings, the Company expects that Kmart will review all of its vendor relationships. Accordingly, there can be no assurances as to whether the Company will continue to supply Kmart with all of the existing product lines, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

         In assessing the nature of any future relationship with Kmart, the Company will consider a variety of factors, including the potential reduction in the number of Kmart stores and revenue reduction as a result of their financial restructuring, credit risk and the cost of financing working capital to support sales to and other programs with Kmart.

         The Company is evaluating the possible reduction or loss of this revenue base and ways to reduce its cost structure to be more in line with a potentially smaller revenue base. However, in the short term it may not be able to absorb all of the expenses due to this revenue loss if there is a significantly, sustained curtailment of Kmart's purchases from Consumer Products. The Company believes that increases in sales with other customers, will ultimately offset any potential short term loss of Kmart revenue.

         The Company has had discussions with several lenders regarding the use of other assets to secure additional borrowing capacity, which it believes it will need to meet its operating cash flow demands, including working capital to support its existing business and to fund business retention and procurement costs. The Company believes that securing this additional capital is important in meeting all of its growth and operating needs. The current working capital facility may not be sufficient to fund all of these working capital requirements. The Company has received a commitment letter from a new lender and believes that it will complete an agreement for a new working capital facility during the fiscal 2002 third quarter.

         The Company paid $27,000 and $1.1 million in income taxes in the six months ended December 31, 2001 and 2000, respectively. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company has provided for federal taxes based on the alternative minimum tax method in the fiscal 2001 six month period and for state and various foreign taxes. At June 30, 2001, the Company had $17.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

         The Company has total future lease commitments for various facilities and other leases totaling $3.1 million, of which approximately $0.7 million is due in fiscal 2002 and $0.2 million was paid in the fiscal 2002 second quarter. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2002 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At December 31, 2001, the Company had working capital of $7.7 million and a current ratio of 1.4 to 1.

DISCUSSION OF CASH FLOWS

         Net cash provided for operations was $2.0 million for the six months ended December 31, 2001, principally due to the decrease in inventories and the increase in accrued liabilities and the income generated during the period, which was offset by the decrease in accounts payable and the increase in other assets and trade receivables during the period. Cash flow used for investments totaled $0.6 million for capital expenditures. Cash flow used in financing activities totaled approximately $2.0 million, comprised primarily of payments on the Company's working capital bank facility.

PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 2001 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


















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



                                                WAXMAN INDUSTRIES, INC.
                                                -----------------------
                                                REGISTRANT






DATE:  JANUARY 31, 2002                         BY: /S/ MARK W. WESTER
                                                MARK W. WESTER
                                                VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)