Form 10-Q
period 2002-03-31
WAXMAN INDUSTRIES INC
filed 2002-05-01
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                --------------

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

1,003,990 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of April 26, 2002.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------



                                                                                                 PAGE
                                                                                                 ----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations -
         Three and Nine Months Ended March 31, 2002 and 2001....................................  3

         Condensed Consolidated Balance Sheets - March 31, 2002 and June 30, 2001...............  4 -5

         Condensed Consolidated Statements of Cash Flows -
         Three and Nine Months Ended March 31, 2002 and 2001....................................  6

         Notes to Condensed Consolidated Financial Statements...................................  7 - 13

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations....................................................  14 - 20


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information......................................................................  21

Item 6.  Exhibits and Reports on Form 8-K.......................................................  21


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months            Nine Months
                                                                ------------            -----------
                                                              2002        2001        2002       2001
                                                              ----        ----        ----       ----
Net sales                                                   $ 15,552    $ 19,974    $ 52,401    $ 54,923

Cost of sales                                                 10,107      13,564      35,295      37,733
                                                            --------    --------    --------    --------
Gross profit                                                   5,445       6,410      17,106      17,190

Selling, general and administrative expenses                   5,279       5,765      15,388      16,877

Restructuring charges                                             --          --          --         350
                                                            --------    --------    --------    --------
Operating income (loss)                                          166         645       1,718         (37)

Equity earnings of Barnett                                        --          --          --       1,370

Gain on sale of Barnett, net                                      --          --          --      47,473

Loss on sale of operation, net                                    --      (1,105)         --      (1,105)

Amortization of deferred U.S. Lock gain                           --          --          --       7,815

Interest expense, net                                            142         338         564       5,140
                                                            --------    --------    --------    --------
Income (loss) before income taxes and extraordinary items         24        (798)      1,154      50,376

Provision (benefit) for income taxes                            (649)         50        (487)      2,600
                                                            --------    --------    --------    --------
Income (loss) from continuing operations before
extraordinary items                                              673        (848)      1,641      47,776

Extraordinary items, net of taxes                                 --          --          --      52,222
                                                            --------    --------    --------    --------

Net income (loss)                                           $    673    $   (848)   $  1,641    $ 99,998
                                                            ========    ========    ========    ========

Other comprehensive income:
Foreign currency translation adjustment                            6        (117)        (55)       (148)
                                                            --------    --------    --------    --------
Comprehensive income                                        $    679    $   (965)   $  1,586    $ 99,850
                                                            ========    ========    ========    ========

Income per share (basic and diluted):
Income (loss) from continuing operations
 before extraordinary items                                 $   0.55       (0.70)   $   1.35    $  39.42
Extraordinary items                                               --          --          --       43.09
                                                            --------    --------    --------    --------
Net income (loss)                                           $   0.55    $  (0.70)   $   1.35    $  82.51
                                                            ========    ========    ========    ========

Weighted average shares and equivalents                        1,218       1,212       1,214       1,212
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 2002 AND JUNE 30, 2001

                                 (IN THOUSANDS)

                                     ASSETS



                                                                 March 31,   June 30,
                                                                   2002        2001
                                                                (Unaudited)  (Audited)
                                                                -----------  ---------
CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,805    $    740
  Trade receivables, net                                            9,868      12,592
  Other receivables                                                 2,105       1,400
  Inventories                                                       9,822      11,895
  Prepaid expenses                                                  1,630       1,850
                                                                 --------    --------
    Total current assets                                           25,230      28,477
                                                                 --------    --------

PROPERTY AND EQUIPMENT:
  Land                                                                545         551
  Buildings                                                         4,499       4,318
  Equipment                                                        10,889      10,415
                                                                 --------    --------
                                                                   15,933      15,284
  Less accumulated depreciation and amortization                   (7,896)     (6,996)
                                                                 --------    --------
    Property and equipment, net                                     8,037       8,288
                                                                 --------    --------

CASH SURRENDER VALUE OF OFFICER'S LIFE INSURANCE POLICIES           3,154       2,934
UNAMORTIZED DEBT ISSUANCE COSTS, NET                                  207         142
OTHER ASSETS                                                        1,137         991
                                                                 --------    --------
                                                                 $ 37,765    $ 40,832
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

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 2002 AND JUNE 30, 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,   June 30,
                                                                 2002        2001
                                                              (Unaudited)  (Audited)
                                                              -----------  ---------
CURRENT LIABILITIES:
  Current portion of long-term debt                            $  7,068    $ 10,045
  Accounts payable                                                4,802       6,932
  Accrued liabilities                                             4,274       4,291
                                                               --------    --------
      Total current liabilities                                  16,144      21,268
                                                               --------    --------

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                        995         532

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
    Authorized and unissued 2,000 shares                              -           -
  Common Stock, $.01 par value per share:
    Authorized 22,000 shares; Issued 1,004 at March 31, 2002
    and 998 at June 30, 2001                                         99          99
  Class B common stock, $.01 par value per share:
    Authorized 6,000 shares; Issued 214 at March 31, 2002
    and June 30, 2001                                                21          21
  Paid-in capital                                                21,760      21,752
  Retained deficit                                                  (67)     (1,708)
                                                               --------    --------
                                                                 21,813      20,164
  Accumulated other comprehensive income                         (1,187)     (1,132)
                                                               --------    --------

    Total stockholders' equity                                   20,626      19,032
                                                               --------    --------
                                                               $ 37,765    $ 40,832
                                                               ========    ========





     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                           2002        2001
                                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income (loss)                                                     $  1,641    $ 99,998
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Extraordinary loss-debt defeasance                                      --     (52,222)
      Gain on sale of Barnett stock, net                                      --     (47,473)
      Loss on sale of operations, net                                                  1,105
      Non-cash interest                                                       78          83
      Amortization of deferred U.S. Lock gain                                 --      (7,815)
      Equity earnings of Barnett                                              --      (1,370)
      Depreciation and amortization                                          856       1,732
      Deferred income taxes                                                   --         367
  Changes in assets and liabilities:
    Trade receivables, net                                                 2,724      (1,616)
    Inventories                                                            2,073       1,858
    Other assets                                                            (851)        779
    Accounts payable                                                      (2,130)        378
    Accrued liabilities                                                      (17)      2,465
    Accrued interest                                                          --      (8,226)
    Accrued taxes                                                             --        (368)
    Other, net                                                               (55)       (148)
                                                                        --------    --------
      Net Cash Provided by (Used in) Operating Activities                  4,319     (10,473)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Net proceeds from sale of Barnett stock                                     --      94,503
  Capital expenditures, net                                                 (748)       (701)
                                                                        --------    --------
      Net Cash (Used in) Provided by Investing Activities                   (857)     93,802
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Net change in line of credit                                            (2,977)     (8,413)
  Retirement of 11 1/8% Senior Secured Notes due 2001                         --     (35,855)
  Restricted cash to retire the 123/4% Deferred Coupon Notes due 2004         --     (39,329)
  Issuance of common stock                                                     8          --
  Proceeds from long-term debt                                             1,155          --
  Repayment of long-term debt                                               (692)       (161)
                                                                        --------    --------
      Net Cash (Used in) Provided by
        Financing Activities                                              (2,506)    (83,758)
                                                                        --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,065        (429)

BALANCE, BEGINNING OF PERIOD                                                 740         811
                                                                        --------    --------

BALANCE, END OF PERIOD                                                  $  1,805    $    382
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

                                 MARCH 31, 2002

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

         The condensed consolidated statements of operations for the three and nine months ended March 31, 2002 and 2001, the condensed balance sheet as of March 31, 2002 and the condensed statements of cash flows for the nine months ended March 31, 2002 and 2001 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2001 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2002 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances are eliminated in consolidation. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

        The Company conducts its business primarily through its wholly-owned subsidiaries, Consumer Products, WAMI Sales and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China ("CWI") and Taiwan. Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. ("Medal", formerly known as WOC Inc. ("WOC")), when substantially all of the assets and certain liabilities of this business were sold (see Note 13). Consumer Products and WAMI Sales utilize the Company's and non-affiliated foreign suppliers.

         Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware, and security hardware products to customers throughout the United States. The Company recorded equity earnings from this investment of $1.4 million for the fiscal 2000 first quarter ended September 30, 2000. The Barnett Common Stock traded on the Nasdaq National Market under the symbol "BNTT" until the completion of the acquisition of Barnett by a subsidiary of Wilmar Industries, Inc. (the "Barnett Merger") in September 2000.

NOTE 3 - BARNETT
         -------

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

NOTE 4 - COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN / CONFIRMATION OF CHAPTER 11
         -----------------------------------------------------------------------
         FILING
         ------

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

NOTE 5 - PROCUREMENT CHARGES
         -------------------

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

         The Company reduced its net sales by $525,000 and $1.9 million in the three and nine month periods ended March 31, 2002, respectively, for a combination of the above mentioned procurement costs. In the three and nine month periods ended March 31, 2001, the Company reported $450,000 and $1.65 million, respectively, in contra sales, including the reclassification of $300,000 and $0.8 million of costs originally recorded as an operating expense as a reduction of net sales.

NOTE 6 - RESTRUCTURING CHARGES
         ---------------------

         In the fiscal 2001 first quarter ended September 30, 2000, Consumer Products recorded $350,000 in restructuring charges, which were associated with its closed warehouses. The Company believes that all of the costs associated with these closed facilities have been paid or provided for.

NOTE 7 - EXTRAORDINARY ITEM
         ------------------

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

NOTE 8 - INCOME TAXES
         ------------

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

         SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered the historic performance of the Company and uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2001, the Company's net deferred tax assets were fully offset by a valuation allowance, and the Company continues to believe that the Company's net deferred tax assets should continue to be offset by a valuation allowance. The Company will continue to analyze the trends in the operating results of its domestic operations to assess the realizability of its deferred tax asset in fiscal 2002. In the fiscal 2002 three and nine month periods, the Company recorded a net tax benefit of $0.6 million and $0.5 million, which represents a tax benefit of $0.8 million for a change in tax law related to the carryforward of an alternative minimum tax net operating loss to fiscal 2001 and a provision for various state and foreign taxes.

         The Company generated taxable income in the nine months ended March 21, 2001, including income in excess of $50 million related to the Barnet Merger in the quarter ended September 30, 2000. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. However, the Company was required to compute its federal tax provision based on the alternative minimum tax method, which only allows the utilization of net operating losses to the extent of 90% of taxable income. Using this method, the Company utilized approximately $45.2 million of its net operating loss carryforwards to offset a portion of its federal tax liability. In the quarter ended December 31, 2000, the Company reported an extraordinary gain of $52.2 million from the early extinguishment of its Deferred Coupon Notes at a discount. The Company did not provide a tax provision on the extraordinary gain due to its favorable treatment in a bankruptcy. The Company's tax provision for the nine months ended March 31, 2001 is $2.6 million, which is primarily attributable to federal taxes based on the alternative minimum tax method and various state and foreign taxes.

         In addition to the net operating losses utilized in fiscal 2001, the Company lost a portion of its net operating loss carryforwards as a result of the bankruptcy. At June 30, 2001, the Company had $16.9 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

         Cash payments during the three and nine months ended March 31, 2002 included interest of $0.1 million and $0.5 million, respectively, as compared to $0.3 million and $9.1 million for the three and nine month periods in fiscal 2001, respectively. The Company made no federal income tax payments in the three and nine month period of fiscal 2002 or in the three month period ended March 31, 2001, but made payments of $0.8 million for the nine month period in fiscal 2001. The Company's foreign operations made no payments in the fiscal 2002 third quarter and $0.1 million in the fiscal 2002 nine month period, as compared to no payments in the third quarter of fiscal 2001 and $0.1 million for the fiscal 2001 nine month period. The Company paid approximately $68,900 and $5,000 in state taxes for the three months ended March 31, 2002 and 2001, and $73,200 and $0.3 million for the nine months ended March 31, 2002 and 2001, respectively.

NOTE 10 - EARNINGS PER SHARE
          ------------------

         Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. In January 2002, all of the stock options issued by the Company were cancelled pursuant to the Exchange Offer (see Note
11). For the three and nine months ended March 31, 2002 and 2001, the impact of the warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):

                                     Three months      Three months       Nine months      Nine months
                                        ended              ended             ended            ended
                                      March 31,          March 31,         March 31,        March 31,
                                         2002              2001              2002             2001
                                         ----              ----              ----             ----
         Basic                          1,218              1,212             1,214            1,212
         Diluted                        1,218              1,212             1,214            1,212


         Basic                          1,218              1,212             1,214            1,212
         Dilutive effect of:
            Stock options                  --                 --                --               --
            Warrants                       --                 --                --               --
                                        -----              -----             -----            -----
         Diluted                        1,218              1,212             1,214            1,212

         On February 6, 2001, the Company's shareholders voted in favor of a 1 for 10 reverse stock split, which became effective on February 20, 2001. Accordingly, the share information presented above and on the face of the income statement has been restated to reflect the reverse stock split.

NOTE 11 - STOCK OPTIONS, STOCK APPRECIATION RIGHTS, RESTRICTED STOCK AND STOCK
          --------------------------------------------------------------------
          PURCHASE PLANS
          --------------

         The Company had two plans under which stock options could be granted. The Company applied APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation costs have been recognized for these stock based compensation awards. The 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan"), authorized the issuance of an aggregate of 180,000 shares of Common Stock in the form of stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted were at an option price not less than the market value at the date of grant and were exercisable for a period not exceeding 10 years from the date of grant. In January 2002, the Company cancelled 130,155 options held by 33 persons at an average price of $21.75, pursuant to the Exchange Offer (hereinafter defined).

         In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Stock Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 2,000 shares of the Company's Common Stock the then current market price (the "1994 Non-Employee Director Plan"). Until their cancellation in January 2002 pursuant to the Exchange Offer (described below), 3 persons held 5,000 options at an average price of $22.50.

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

         Also in fiscal 1996, the Stock Option Committee granted Stock Appreciation Rights ("SAR") for 20,000 shares to each of the Co-Chief Executive Officers of the Company at a base price of $33.75, and in September 1996, an SAR for 10,000 shares to the President of Consumer Products at a base price of $33.75. Each SAR was scheduled to expire ten years from the date of grant and vested in whole, three years after the date of grant. Upon exercise, the grantee was entitled to an amount equal to the excess of the fair value per share of the Common Stock on the date of exercise over the base price of the SAR. Each SAR was exercisable, at the election of the grantee, for either cash or Common Stock. The SAR was to cease to be exercisable on the date of the termination of the employment of the grantee with the Company, except due to death, disability or other than "for cause". Due to the market price of the Company's stock being below the exercise price of the SAR's, no expense had been recorded for the value of this plan since fiscal 1997. The SAR's were cancelled in January 2002.

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

         In December 2001, the Company offered to exchange a promise to grant new options under the 2002 Stock Incentive Plan for an equivalent number of options under the Company's prior plans (the "Exchange Offer"). The Exchange Offer provided current option holders the opportunity to cancel options they had under the 1992 Stock Option Plan and the 1994 Non-Employee Director Plan for an equivalent number of options under the 2002 Stock Incentive Plan. On January 8, 2002, the Exchange Offer expired with all of the participants accepting the offer. The stock options and SAR's (which were exchanged on terms substantially the same as in the Exchange Offer) were cancelled on January 9, 2002. The replacement options will be granted six months and one day after the expiration of the Exchange Offer to preserve fixed accounting for the options. In connection with the successful completion of the Exchange Offer, the 1992 Stock Option Plan and the 1994 Non-Employee Director Plan were terminated.

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

NOTE 12 - SEGMENT INFORMATION
          -------------------

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

                                                  Corporate
                             Retail    Non-Retail and Other   Elimination   Total
                             ------    ---------- ---------   -----------   -----
Reported net sales:
Fiscal 2002 third quarter   $ 12,589   $  5,154         --    $ (2,191)   $ 15,552
Fiscal 2001 third quarter     14,319      7,168         --      (1,513)     19,974


Fiscal 2002 nine months     $ 39,365   $ 19,173         --    $ (6,137)   $ 52,401
Fiscal 2001 nine months       39,671     20,482         --      (5,230)     54,923

Operating income (loss):
Fiscal 2002 third quarter   $    765   $    251   $   (850)         --    $    166
FIscal 2001 third quarter      1,063        284       (702)         --         645

Fiscal 2002 nine months     $  3,138   $    761   $ (2,181)         --    $  1,718
Fiscal 2001 nine months        1,512        687     (2,245)         --         (37)

Identifiable assets:
March 31, 2002              $ 23,487   $  8,401   $  5,877          --    $ 37,765
June 30, 2001                 26,907      9,135      4,790          --      40,832

         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $7.6 million and $26.2 million for the three and nine months ended March 31, 2002, and $9.6 million and $25.4 million for the three and nine months ended March 31, 2001, respectively. Of these amounts, approximately $2.2 million and $6.1 million were intercompany sales for the three months and nine months ended March 31, 2002, and $1.5 million and $5.2 million were intercompany sales for the three and nine months ended March 31, 2001, respectively. Identifiable assets for the foreign operations were $11.1 million and $12.6 million at March 31, 2002 and June 30, 2001, respectively.

NOTE 13 - DISPOSAL OF BUSINESSES
          ----------------------

         A. SALE OF MEDAL OF PENNSYLVANIA, INC. - FISCAL 2001

         The Company continued to consolidate the results of Medal of Pennsylvania, Inc. ("Medal"), until March 31, 2001, the date the Company sold substantially all of Medal's assets and certain liabilities. Medal was sold for approximately $0.8 million in cash and the assumption of certain liabilities (the "Medal Sale"), resulting in a net pretax loss of $1.1 million in the quarter ended March 31, 2001.

         In the three and nine months ended March 31, 2001, Medal's net sales and net loss, which have been included in the December 31, 2000 results, were as follows (in thousands, except per share data):

                                                 Three Months       Nine Months
                                                   March 31,         March 31,
                                                     2001              2001
                                                     ----              ----
          Net sales                                $ 1,041            $ 3,407
          Net loss                                 $  (143)           $  (251)
          Basic and diluted loss per share         $ (0.12)           $ (0.21)

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

         The sale of the Barnett Common Stock and payments outlined above were made subsequent to the Company and an ad hoc committee representing a controlling portion of the Deferred Coupon Notes and Senior Notes developing a jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the "Joint Plan"). The Joint Plan received the approval of the holders of approximately 97% of the Deferred Coupon Notes. Under the Joint Plan, the holders of the Deferred Coupon Notes were the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions were included in the filing and they paid their trade creditors, employees and other liabilities under normal conditions.

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

         The Company has been a supplier to Kmart for approximately 15 years. For the nine months ended March 31, 2001, Kmart accounted for approximately 9.0 percent and 15.7 percent of the Company's and Consumer Product's net sales, respectively. On January 22, 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company believes that it has adequate reserves to account for any loss on its outstanding account receivable at the time of Kmart's Chapter 11 filing.

         The Company is continuing to evaluate the impact of Kmart's financial difficulties and their Chapter 11 filing. In connection with Kmart's bankruptcy proceedings, the Company believes that Kmart is reviewing all of its vendor relationships. Accordingly, there can be no assurances as to whether the Company will continue to supply Kmart with all of the existing product lines, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

         In assessing the nature of any future relationship with Kmart, the Company will consider a variety of factors, including the potential reduction in the number of Kmart stores and revenue reduction as a result of their financial restructuring, credit risk and the cost of financing working capital to support sales to and other programs with Kmart.

         The Company is evaluating the possible reduction or loss of this revenue base and ways to reduce its cost structure to be more in line with a potentially smaller revenue base. However, in the short term it may not be able to absorb all of the expenses due to this revenue loss if there is a significantly, sustained curtailment of Kmart's purchases from Consumer Products. The Company believes that increases in sales with other customers will ultimately offset any potential loss of Kmart revenue.



A.       RESULTS OF OPERATIONS
         ---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------

Net Sales
---------

         Net sales for the fiscal 2002 third quarter ended March 31, 2002 totaled $15.6 million as compared to $18.9 million for the continuing businesses for the same period last year, a decrease of $3.3 million. The prior year third quarter net sales were $20.0 million, including sales for Medal Distributing, an operation sold on March 31, 2001. Net sales decreased primarily at the Company's foreign operations, including sales to Kmart and certain non-retail customers. The Company believes that programs with other retail and non-retail customers will result in improved sales in the fiscal 2002 fourth quarter.

         The Company adopted a new financial accounting standard in the fiscal 2002 first quarter ended September 31, 2001, resulting in $0.5 million in slotting fees and other business procurement charges being recorded as a contra-sale. Net sales for the comparable period in fiscal 2001 have been restated, resulting in $0.45 million being recorded as a contra sale, including $0.3 million of additional business procurement costs originally reported as a separate component to operating expenses.

         Net sales to retailers amounted to $12.6 million and $14.3 million for the quarters ended March 31, 2002 and 2001, respectively, due to weak sales to Kmart and higher sales in the prior year period due to the initial orders for an expansion of a sales program with other retailers. Non-retail sales accounted for the increase in the Company's net sales, amounting to $5.2 million and $7.2 million for the quarters ended March 31, 2002 and 2001, respectively. The Company believes that its long term sales growth will come from the expansion of sales from the foreign operations, the expansion of programs with existing domestic retail customers and the expansion of product categories to attract new and existing customers.

Gross Profit
------------

         Gross profit for the fiscal 2002 third quarter was $5.4 million, with a gross profit margin of 35.0 percent, as compared to gross profit for continuing operations of $6.2 million and a gross profit margin of 32.7 percent for the three months ended March 31, 2001 and gross profit of $6.4 million, or 32.1% for all operations. The decrease in the gross profit is attributable to the decrease in sales, while the gross margin percentage increased due to the increase in the percentage of net sales sold by the domestic operations, which typically have higher margins but also have higher SG&A expenses (defined below).

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses ("SG&A expenses") amounted to $5.3 million and $5.8 million for the quarters ended March 31, 2002 and 2001. SG&A expenses as a percentage of net sales increased to 33.9% for the fiscal 2002 third quarter from 28.9% for the fiscal 2001 third quarter. The fiscal 2001 third quarter results included $0.4 million in SG&A expenses from Medal, an operation sold effective March 31, 2001. While SG&A expenses decreased, the ratio of SG&A expenses to net sales deteriorated due to the significant decrease in sales by the foreign operations, which have lower SG&A levels as compared to the domestic operations.

Loss on Sale of Operation
-------------------------

         Effective March 31, 2001, the Company sold substantially all of the assets and certain liabilities of Medal of Pennsylvania, Inc. ("Medal"), to Medal USA Inc. for approximately $0.8 million in cash and the assumption of certain liabilities (the "Medal Sale"). The Medal Sale resulted in a net pretax loss of $1.1 million in the prior year quarter ended March 31, 2001. This operation, which served the small, independent hardware stores within a 250 mile radius of Sharon, Pennsylvania, had been losing a significant share of its customer base over the past several years due to the larger do-it-yourself retailers that established operations throughout the area served by Medal.

Interest Expense
----------------

         For the quarter ended March 31, 2002, net interest expense totaled $0.1 million, as compared to $0.3 million in the fiscal 2001 third quarter. The prior year third quarter net interest expense was higher due to higher interest rates on the working capital bank facility and a higher level of borrowings in the prior year. Average borrowings for the current year's quarter amounted to $8.5 million, with a weighted average interest rate of 5.3%, as compared to $11.7 million in the same quarter last year, with a weighted average interest rate of 9.9%. Fiscal 2002 interest benefited from the completion of the comprehensive financial restructuring and elimination of the Company's Senior Notes and Deferred Coupon Notes in fiscal 2001, as well as an aggressive effort to improve inventory turnover and reduce debt levels.

Provision for Income Taxes
--------------------------

         In the quarter ended March 31, 2002, the Company's tax benefit amounted to $0.6 million. The tax benefit for the fiscal 2002 third quarter represents a tax benefit of approximately $0.8 million resulting from a change in tax law in March 2002 related to the carryforward of the Company's alternative minimum tax net operating loss to fiscal 2001, which was partially offset by various state and foreign taxes. For the fiscal 2002 third quarter, the difference between the effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

         In the fiscal 2001 third quarter, the Company recorded a benefit from income taxes of $0.1 million. The benefit for the fiscal 2001 quarter primarily represents the utilization of net operating loss carryforwards, which offset various state and foreign taxes of the Company's wholly-owned operations.

Extraordinary Item
------------------

         In November 2000, the Company reported extraordinary income of $56.5 million from the retirement of the Company's Deferred Coupon Notes at a discount, net of the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring of $2.4 million.

Net Income (Loss)
-----------------

         The Company reported net income of $0.7 million, or $0.55 per basic and diluted share, for the fiscal 2002 third quarter ended March 31, 2002. The Company's net loss for the quarter ended March 31, 2001 amounted to $0.8 million, or $0.70 per basic and diluted share.

FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
-------------------------------------------------

Net Sales
---------

         Net sales for the continuing operations for the fiscal 2002 nine month period ended March 31, 2002 totaled $52.4 million, an increase of $0.9 million as compared to $51.5 million for the same period in the prior fiscal year. Including Medal Distributing, an operation sold on March 31, 2001, net sales for the prior year nine month period would have been $54.9 million. Net sales were stronger earlier this fiscal year due to the expansion of product offerings at certain retailers, the expansion in the number of retail stores served of other retailers and other promotion programs, and stronger sales by the foreign operations. However, much of the increases in earlier quarters this fiscal year were offset by reductions in the current quarter.

         The Company adopted a new financial accounting standard in the fiscal 2002 first quarter ended September 30, 2001, resulting in $1.9 million in slotting fees and other business procurement charges being recorded as a contra-sale for the fiscal 2002 nine month period. Net sales for the comparable period in fiscal 2001 have been restated, resulting in $1.65 million being recorded as a contra sale, including $0.75 million of additional business procurement costs originally reported in operating expenses.

         Net sales to retailers amounted to $39.4 million and $39.7 million for the nine months ended March 31, 2002 and 2001, respectively. Non-retail sales amounted to $19.2 million and $20.5 million for the nine months ended March 31, 2002 and 2001, respectively. Sluggish sales in both segments in the fiscal 2002 third quarter offset the increases achieved in the first half of fiscal 2002. The Company expects fiscal 2002 fourth quarter results to improve in comparison to the fiscal 2002 third quarter.

Gross Profit
------------

         Gross profit for the fiscal 2002 nine month period was $17.1 million, with a gross profit margin of 32.6 percent, as compared to gross profit of $16.4 million and a gross profit margin of 31.8 percent for the continuing businesses for the nine months ended March 31, 2001. Including Medal Distributing, an operation sold effective March 31, 2001, gross profit for the nine months ended March 31, 2001 would have been $17.2 million and gross profit margin was 31.3%. The increase in the gross profit and margin is primarily attributable to the improved sales level to retailers from our domestic operations, which typically have higher profit margins than sales from our foreign operations. While domestic retail sales have higher gross margins than direct import sales and other industrial sales from our foreign operations, they also have higher SG&A expenses due to the level of additional support and services provided to customers. In addition, the gross profit margin for fiscal 2002 improved due the exclusion of sales for Medal Distributing, which historically reported lower profit margins.

Selling, General and Administrative Expenses
--------------------------------------------

         SG&A expenses for continuing businesses amounted to $15.4 million and $15.8 million for the nine months ended March 31, 2002 and 2001. SG&A expenses as a percentage of net sales decreased to 29.4% for the fiscal 2002 nine months from 30.7% for the fiscal 2001 nine month period. SG&A expenses including Medal were $16.9 million in the fiscal 2001 nine month period. The ratio of SG&A expenses to net sales improved primarily due to the slight increase in net sales in the fiscal 2002 nine month period and lower SG&A expense levels.

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

Equity Earnings of Barnett
--------------------------

         The Company recorded equity earnings from its ownership interest in Barnett of $1.4 million for the quarter ended September 30, 2000. As detailed in Notes 3 and 4, the Company sold its equity investment in Barnett on September 29, 2000 as part of its comprehensive financial restructuring.

Gain on Sale of Equity Investment, Amortization of Deferred Gain on Sale of U.S.
--------------------------------------------------------------------------------
Lock and Loss on Sale of an Operation
-------------------------------------

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

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining deferred gain was carried on the Company's consolidated balance sheet and being amortized as Barnett amortized the goodwill associated with the U.S. Lock acquisition. As a result of the sale of its remaining interest in Barnett, the Company recognized the remaining $7.8 million of unamortized deferred gain in the quarter ended September 30, 2000.

         Effective March 31, 2001, the Company sold substantially all of the assets and certain liabilities of Medal, to Medal USA Inc. for approximately $0.8 million in cash and the assumption of certain liabilities. The Medal Sale resulted in a net pretax loss of $1.1 million in the prior year quarter ended March 31, 2001.

Interest Expense
----------------

         For the nine months ended March 31, 2002, net interest expense totaled $0.6 million, as compared to $5.1 million in the fiscal 2001 nine month period. Average borrowings for the nine months ended March 31, 2002 amounted to $9.8 million, with a weighted average interest rate of 6.4%, as compared to $56.3 million in the same period last year, with a weighted average interest rate of 12.1%. In late September 2000, the Company completed of the comprehensive financial restructuring and elimination of the Company's Senior Notes and Deferred Coupon Notes in fiscal 2001.

Provision for Income Taxes
--------------------------

         In the nine months ended March 31, 2002, the Company's recorded a tax benefit of $0.5 million, which represents a tax benefit of approximately $0.8 million resulting from a change in tax law in March 2002 related to the carryforward of the Company's alternative minimum tax net operating losses to fiscal 2001, which was partially offset by various state and foreign taxes. For the fiscal 2002 nine month period, the difference between the effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

         The provision for income taxes for the fiscal 2001 nine month period amounted to $2.6 million. Income recognized from the sale of Barnett and defeasance of debt in the six months ended December 31, 2000 generated taxable income. The Company utilized its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability and, taxes on the debt defeasance income were not provided due to favorable tax treatment allowed in a bankruptcy. The Company's tax provision for the fiscal 2001 nine month period provides for federal taxes based on the alternative minimum tax method and for state and various foreign taxes.

Extraordinary Charge
--------------------

         In the nine months ended March 31, 2001, the Company reported net extraordinary income of $52.2 million from the retirement of the Company's Deferred Coupon Notes, net of the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring process of $2.4 million. In the quarter ended September 30, 2000, the Company recorded an extraordinary loss of $57,000, net of a tax benefit of $38,000, to write-off deferred loan costs associated with the retirement of the Senior Notes.

Net Income (Loss)
-----------------

         The Company reported net income of $1.6 million, or $1.35 per basic and diluted share, for the fiscal 2002 nine month period ended March 31, 2002.

         The Company's net income for the nine month period ended March 31, 2001 amounted to $100.0 million, or $82.51 per basic and diluted share. The significant change in net income is due to the recognition of a $47.5 million net gain on the Barnett Sale, $7.8 million of previously deferred gain from the sale of U.S. Lock, $1.1 million loss on the sale of Medal and $52.2 million in net extraordinary income from the debt defeasance at a discount.

B.       LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

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

         In February 2002, the Company refinanced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002 and replaced it with a working capital and term loan facility from PNC Bank, NA. The PNC Revolving Credit, Term Loan and Security Agreement is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the "Borrowers"). The Revolving Credit Loan and Security Agreement provide, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company's corporate office building of $1,155,000, to be amortized over 7 years. As of March 31, 2002, the Company had $6.5 million in borrowings under the revolving credit line of the facility and had approximately $2.6 million available under such facility.

         The Loan and Security Agreement provided for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory.

         Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The Revolving Credit Loan and Security Agreement includes a letter of credit subfacility of $1.0 million, with none outstanding at March 31, 2002. Borrowings under the Revolving Credit Loan and Security Agreement are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The Revolving Credit, Term Loan and Security Agreement requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The Revolving Credit, Term Loan and Security Agreement prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at March 31, 2002. The Revolving Credit, Term Loan and Security Agreement also contains a material adverse condition clause, which allows PNC Bank, NA to terminate the

Agreement under certain circumstances.

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

         The Company has been a supplier to Kmart for approximately 15 years. For the nine months ended March 31, 2001, Kmart accounted for approximately 9.0 percent and 15.7 percent of the Company's and Consumer Product's net sales, respectively. On January 22, 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company believes that it has adequate reserves to account for any loss on its outstanding account receivable at the time of Kmart's Chapter 11 filing.

         The Company is continuing to evaluate the impact of Kmart's financial difficulties and their Chapter 11 filing. In connection with Kmart's bankruptcy proceedings, the Company believes that Kmart is reviewing all of its vendor relationships. Accordingly, there can be no assurances as to whether the Company will continue to supply Kmart with all of the existing product lines, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

         In assessing the nature of any future relationship with Kmart, the Company will consider a variety of factors, including the potential reduction in the number of Kmart stores and revenue reduction as a result of their financial restructuring, credit risk and the cost of financing working capital to support sales to and other programs with Kmart.

         The Company is evaluating the possible reduction or loss of this revenue base and ways to reduce its cost structure to be more in line with a potentially smaller revenue base. However, in the short term it may not be able to absorb all of the expenses due to this revenue loss if there is a significantly, sustained curtailment of Kmart's purchases from Consumer Products. The Company believes that increases in sales with other customers, will ultimately offset any potential loss of Kmart revenue.

         The Company paid $0.2 million and $1.1 million in income taxes in the nine months ended March 31, 2002 and 2001, respectively. At June 30, 2001, the Company had $16.9 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

         The Company has total future lease commitments for various facilities and other leases totaling $3.2million, of which approximately $0.7 million is due in fiscal 2002 and $0.6 million was paid in the nine month period of fiscal 2002. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2002 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At March 31, 2002, the Company had working capital of $9.1 million and a current ratio of 1.6 to 1.

DISCUSSION OF CASH FLOWS

         Net cash provided for operations was $4.4 million for the nine months ended March 31, 2002, principally due to the decrease in inventories and accounts receivable and the income generated during the period, which was offset by the decrease in accounts payable and the increase in other assets during the period. Cash flow used for investments totaled $0.7 million for capital expenditures. Cash flow used in financing activities totaled approximately $2.5 million, comprised primarily of payments on the Company's working capital bank facility.

PART II. OTHER INFORMATION
         -----------------

ITEM 5.  OTHER INFORMATION
         -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a) Form 8-K

         The Registrant filed a report on Form 8-K on February 27, 2002, incorporating by reference the February 14, 2002 press release by the Registrant regarding the completion of a $16.15 million credit facility with PNC Bank, National Association ("PNC"), which replaced a credit facility with Congress Financial Corporation that was to expire in June 2002.




         All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2002 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.













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



                                                 WAXMAN INDUSTRIES, INC.
                                                 -----------------------
                                                 REGISTRANT






DATE:  MAY 1, 2002                               BY: /S/ MARK W. WESTER
                                                 MARK W. WESTER
                                                 VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)