Form 10-K
period 2002-06-30
WAXMAN INDUSTRIES INC
filed 2002-08-28
CIK 105096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                               --------------

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

                                    Yes X     No
                                       -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

         Aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price at which such stock was sold on the Over-The-Counter Bulletin Board on August 21, 2002: $4,828,720

         Number of shares of Common Stock outstanding as of August 21, 2002:

                   Common Stock                        1,003,990
                   Class B Common Stock                  214,189

                      DOCUMENTS INCORPORATED BY REFERENCE

         Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 2002, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

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


                                     PART I
ITEM 1.   BUSINESS

         GENERAL

        The Company believes it is one of the leading suppliers of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market in the United States. The Company also distributes its products to non-U.S. countries through its operations based in Asia, primarily to wholesale distributors, industrial and O.E.M. customers. The Company distributes its products to approximately 770 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company's consolidated net sales were $70.4 million in fiscal 2002.

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI, International, Inc. includes TWI International Taiwan Inc. and its sales operation, TWI Industrial, Inc. (collectively, "TWI"), located primarily in Taiwan, and CWI International China, Ltd. ("CWI"), located in Mainland China. TWI and CWI manufacture, package, source and assemble product purchased by Consumer Products and non-affiliated businesses. Approximately 44% of Consumer Products' purchases are from TWI or CWI. Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. ("Medal", formerly known as WOC Inc. ("WOC")), when substantially all of the assets and certain liabilities of this business were sold (see Note 5).

         Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products. The Company recorded equity earnings from this investment of $1.4 million for the first fiscal quarter ended September 30, 2000. The Company did not report equity earnings thereafter, due to the sale of its ownership interest in Barnett. See Management's Discussion and Analysis "Significant Developments - Prior Year Strategic and Restructuring Developments" section and Notes 2 and 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding the sale of the Company's interest in Barnett.

CONSUMER PRODUCTS

         Consumer Products actively markets and distributes approximately 3,000 products to a wide variety of retailers, primarily do-it-yourself ("D-I-Y") warehouse home centers, home improvement centers and mass merchandisers. Consumer Products' customers include large national retailers such as Wal-Mart, Kmart, Lowe's and Sears, as well as several regional D-I-Y retailers such as Meijers, Fred Meyers and Menards. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products' net sales for fiscal 2002 were $39.8 million, excluding direct import sales.


         In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the D-I-Y retail industry, a substantial portion of Consumer Products' net sales are generated by a small number of customers. Sales to Consumer Products' larger customers for fiscal 2002, 2001 and 2000, respectively, were as follows; Wal-Mart accounted for 29.0%, 25.0% and 13.6%; Lowes accounted for 16.1%, 8.4% and 5.8%; and Kmart accounted for 13.6%, 11.3% and 16.7%. The retail industry consolidation has resulted in the cessation of business for a number of weaker organizations over the past several years, including some companies served by Consumer Products. In January 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company had adequate reserves to account for any loss on its accounts receivable at the time of Kmart's Chapter 11 filing. The Company will continue to provide Kmart with approximately $2.2 million in floor and surface protection products in fiscal 2003. The Company is working to expand its sales to Kmart to include some products in plumbing repair, a program that ended in June 2002. Although the Company expects a decrease in monthly revenue initially, we believe that increases in sales with other customers will ultimately offset any loss of Kmart revenue.

         The Company is evaluating the reduction in the Kmart revenue base and ways to reduce its cost structure to be more in line with a potentially smaller revenue base. The Company also expects that programs with other retailers will ultimately offset much of the loss of this business. However, in the short-term it may not be able to absorb all of the expenses due to the curtailment of Kmart's purchases of the plumbing repair products from Consumer Products. In the event Consumer Products were to further lose any of its larger retail accounts as a customer or one of its larger accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

         In fiscal 1999, Consumer Products moved its distribution center from Bedford Heights, Ohio to a more modern and efficient center in Groveport, Ohio, a suburb of Columbus. In the fourth quarter of fiscal 2000, Consumer Products closed its warehouse in Grand Prairie, Texas, and now operates from one national distribution center in Groveport. Consumer Products also closed its packaging facility in Tijuana, Mexico. The items previously packaged in Mexico are now packaged at the Company's overseas operations and, to a lesser extent, by domestic packagers. The closure of these facilities resulted in a charge of $0.6 million, but Consumer Products has benefited from significant cost savings as a result of this consolidation.

         In the past several years, certain retailers have begun to develop direct import programs to improve their profitability. Those retailers generally select certain product categories and import full containers of such products to their domestic distribution centers. Consumer Products has responded to this trend by working with the Company's foreign sourcing operations to provide the products, while Consumer Products provides certain value added services, such as account management, selling and marketing support and customer service. Due to the sharing of responsibilities in servicing the domestic retail accounts, profits are shared by Consumer Products and the foreign operation. The direct shipment arrangement generally results in lower gross profit margins for the Company, but also results in lower selling, general and administrative costs.

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

         New Product and Packaging Introductions. In recent years, as the consolidation in the United States retail industry has accelerated, decreasing the number of potential customers in the Company's traditional market, the Company has placed an emphasis on new product development, product line extensions and the redesign of existing products and packaging concepts to allow it to diversify its product offerings to its existing customers and to enable it to penetrate new customer categories. Consumer Products has several new product and new packaging initiatives planned.

         In the shower category, Consumer Products has repackaged and re-named its shower product line with eye catching graphics targeted to the female consumer. In addition, new shower products with the features and functions desired most by consumers have been added. Consumer Products has also developed a new line of luxury shower products targeted for placement in home stores and with mass merchandisers. This line has unique product features with designer packaging that will command premium yet affordable pricing.

         EZ Mount(R), a unique self adhering, non marking, reusable product that sticks on any surface, will be launched in the fall of 2002. This exciting new product line with dozens of decorating, mounting and communications uses, has specifically been targeted for office supply stores, mass retailers, home stores and specialty toy stores.

         EZ Caster(R), is a unique self stick caster that requires no tools for installation and has a locking mechanism that is designed to fit a number of surfaces and will not scratch hardwood or vinyl floors. EZ Z9 9 Caster is targeted for placement in office supply retailers, mass retailers, big box stores and home stores.

OTHER DOMESTIC OPERATIONS

         WAMI Sales

         WAMI Sales was started by the Company in July 1997 to distribute pipe nipples that were manufactured in Tijuana, Mexico by Western American Manufacturing Inc. ("WAMI"), an operation that was sold effective March 31, 2000. WAMI Sales distributes pipe nipples, fittings and other products to industrial supply and wholesale operations throughout the United States and, to a lesser extent, Canada. It distributes approximately 2,680 products to approximately 650 customers through its own sales force and through outside sales representative organizations. WAMI Sales has developed relationships with foreign suppliers, including producers from Asia and with the acquirer of WAMI, to supply the products it distributes. WAMI Sales' net sales amounted to $3.3 million in fiscal 2002.

         Medal

         Prior to its sale effective March 31, 2001, Medal was a supplier of hardware and plumbing products to approximately 600 independent hardware stores and small independent retailers within a 250 mile radius of its facility in Sharon, Pennsylvania. Medal was formerly a division of WOC Inc., which also included U.S. Lock, a full line supplier of security hardware products, until its sale on January 1, 1999. In fiscal 2001, WOC was renamed Medal of Pennsylvania, Inc. to reflect its only remaining operation. Medal's net sales amounted to $3.4 million for the nine-month period it operated in fiscal 2001.

FOREIGN OPERATIONS

         The Company conducts its foreign operations through TWI, International, Inc. including TWI in Taiwan and CWI in Mainland China. TWI and CWI manufacture, package, source and assemble product purchased by Consumer Products and non-affiliated businesses. These businesses were initially intended to support Consumer Products and other affiliated companies, but they have also developed their own base of non-affiliated companies. TWI and Consumer Products have also responded to the increasing interest by certain retailers in direct import programs, with the added benefit of domestic account management. For the years ended June 30, 2002, 2001 and 2000, products purchased from the foreign operations accounted for approximately 15.9%, 15.1% and 16.8%, respectively, of the total product purchases made by the Company. For fiscal 2002, the combined foreign operations had net sales of $35.3 million, of which $7.9 million were intercompany transactions, which are eliminated in consolidation. Approximately $13.1 million of the Company's non-retail sales are to Barnett, a former affiliated company. However, the Company has made significant progress in recent years in its effort to develop the non-retail customer base served by its foreign operations.

         The Company believes that these facilities give it competitive advantages in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States. Substantially all of the other products purchased by the Company are manufactured by third parties. The Company estimates that it purchases products and materials from approximately 215 suppliers and is not dependent on any single unaffiliated supplier for a material portion of its requirements.

         Effective March 31, 2000, the Company sold nearly all of the assets and certain liabilities of WAMI, a company that manufactured galvanized, black, brass and chrome pipe nipples in Tijuana, Mexico. In June 2000, the Company closed one of its facilities in China that manufactured faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for two months of costs to close the facility. The Company will continue to distribute faucets that have been assembled by the Company, with components being manufactured by outside suppliers.

PRINCIPAL PRODUCT GROUPS

         The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups.

                                          2002       2001        2000
                                          ----       ----        ----
              Plumbing                     72%        77%         79%
              Hardware                     28%        23%         21%
                                          ----      -----       -----
              Total net sales             100%       100%        100%
                                         =====      =====       =====

IMPORT RESTRICTIONS AND CUSTOMS ISSUES

         Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from China and Taiwan. When the Company chooses to directly import goods purchased outside of the United States, the Company may be subject to import quota restrictions, depending on the country of origin of assembly. If the Company cannot obtain the necessary quota, the Company will not be able to import the goods into the United States. These restrictions may limit the amount of goods from a particular country that may be imported into the United States or increase the cost of goods being imported into this country. In fiscal 2002, the United States imposed a 15% tariff on many imported products made of steel, including products imported by WAMI Sales. This tariff has increased the cost structure of this business. Export visas for the goods purchased offshore by the Company are readily available. As indicated above, many of the Company's imported goods are of Chinese origin, which was granted most favored nation status in the spring of 2000. There is no guarantee this will continue to be the case in the future.

EQUITY INVESTMENT - BARNETT AFFILIATE

         Until September 29, 2000, the Company held an equity interest in Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to professional contractors, independent hardware stores, maintenance managers, liquid propane gas dealers and locksmiths throughout the United States. The Company owned 100% of Barnett prior to an initial public offering in April 1996. A secondary offering in April 1997 reduced the Company's ownership interest to approximately 44.4% of the Barnett Common Stock. In July 2000, the Company announced that it had reached an agreement to monetize its Barnett Common Stock for $13.15 per share as part of the purchase of all of Barnett's outstanding shares by Wilmar Industries, Inc. (the "Barnett Merger"). In September 2000, the remaining 7,186,530 shares of Barnett Common Stock were used to raise $94.5 million in proceeds as part of the Company's comprehensive financial restructuring plan. The Company's equity investment in Barnett amounted to $44.3 million immediately prior to the sale, including equity earnings recognized by the Company in the quarter ended September 30, 2000 of $1.4 million. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs and other costs associated with the comprehensive financial restructuring of the Company. In addition, the Company recognized $7.8 million in deferred gain on the sale of U.S. Lock in fiscal 2001, which was being recognized as Barnett amortized the goodwill associated with its purchase of U.S. Lock.

COMPETITION

         The Company faces significant competition within each of its product lines, although it has no competitor offering the range of products in all of the product lines that the Company offers. The Company believes that its buying power, extensive inventory, use of technology, emphasis on customer service and merchandising programs have contributed to its ability to compete successfully in its various markets. The Company faces significant competition from smaller companies which specialize in particular types of products and larger companies which manufacture their own products and have greater financial resources than the Company. The Company believes that competition in sales to retailers is primarily based on price, product quality and selection, as well as customer service, which includes speed of responses for packaging, delivery and merchandising for retailers.

EMPLOYEES

         As of June 30, 2002, the Company employed 405 persons, 117 of whom were clerical and administrative personnel, 64 of whom were sales and service representatives and 224 of whom were either production or warehouse personnel. None of the Company's employees are represented by collective bargaining units. The Company considers its relations with its employees to be satisfactory.

TRADEMARKS

         Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See "Business -- Consumer Products - Products"

ENVIRONMENTAL REGULATIONS

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

ITEM 2. DESCRIPTION OF PROPERTIES

         The following table sets forth, as of the most current date, certain information with respect to the Company's principal physical properties:

                                                                                            LEASE
                                 APPROXIMATE                                              EXPIRATION
    LOCATION                     SQUARE FEET                PURPOSE                         DATE
    --------                     -----------                -------                         ----

24460 Aurora Road                  21,000      Corporate Office                              Owned
Bedford Hts., OH

24455 Aurora Road                  46,000      Consumer Products Corporate                   6/30/07
Bedford Hts., OH (1)                           Office and Distribution Center

5920 Green Pointe Dr.             142,000      Consumer Products                             11/1/08
Groveport, OH                                  Office and Distribution Center

24001 Aurora Road                  28,000      Consumer Products                              9/1/02
Bedford Hts., OH                               Warehouse

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
Fu Ming County                                 Office, Packaging, Manufacturing                Owned
Shenzhen, P.R. China                           and Distribution Center

9430 Cabot Drive                   13,000      WAMI Sales                                    1/31/03
San Diego, California                          Office and Distribution Center

4647 Leston Avenue                 12,000      WAMI Sales                                    6/30/04
Dallas, Texas                                  Office and Distribution Center


(1) Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of this property. In fiscal 2002, Consumer Products leased 9,000 square feet of office space and 20,000 square feet of warehouse space from Aurora Investment. The remaining 97,000 square feet of warehouse space in this facility had been subleased to Handl-it, Inc. (see below for information regarding affiliated ownership) until the lease expired on June 30, 2002. Rent expense under this lease was $326,716 in fiscal 2002, 2001 and 2000. Effective July 1, 2002, Consumer Products extended the lease with Aurora Investment for the 9,000 square feet of office space and 20,000 square feet of warehouse space for five years. In addition, Consumer Products began subleasing 17,000 square feet of warehouse space from Handl-it at the same location to consolidate the warehouse location at 24001 Aurora Road in Bedford Heights that was previously scheduled to expire in September 2002.

         Handl-it Inc., a corporation owned by John S. Peters, a director of and consultant to the Company, together with another member of his family, and Melvin Waxman and Armond Waxman, subleased warehouse space from Consumer Products through June 30, 2002. The sublease by Handl-it allowed Consumer Products to move to a more efficient national distribution center in Groveport, Ohio. The Company charged Handl-it, Inc. $191,079, $290,496 and $290,970 in fiscal 2002, 2001 and 2000, respectively, for subleasing the warehouse in Bedford Hts., Ohio. However, Handl-it owes the Company for $133,638 of unpaid rent in fiscal 2002, for which it has signed a note (see Note 10, Related Party Transactions of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). In fiscal 2001 and 2000, Handl-it provided Consumer Products with certain outside transportation services, for which Consumer Products paid Handl-it Inc. approximately $27,000 and $40,000, respectively. From July 1, 1999 through April 2001, WAMI Sales utilized Handl-it to provide all warehousing, labor and shipping functions in Cleveland, Ohio for a fee equal to a percentage of monthly sales plus other direct costs from this operation. The charge amounted to $67,000 and $74,000 in fiscal 2001 and 2000, respectively. Consumer Products also utilizes an outside packaging operation in certain instances where the packaging cannot be performed by the Company's operations in Asia. This outside packager, which was acquired by Handl-it, received $377,599, $234,368 and $110,577 for these services in fiscal 2002, 2001 and 2000, respectively. Consumer Products had been using Con-Pak Inc. for several years before its acquisition by Handl-it in 1999.

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

         Mr. Melvin Waxman, age 68, has been the Chairman of the Board and since August 1976, other than from June 1995 until April 1996, when he was Co-Chairman of the Board. Mr. Waxman was the Chief Executive Officer from 1962 until May 1988, when he became the Co-Chief Executive Officer of the Company. Mr. Waxman has been a director of the Company since 1962. Melvin Waxman and Armond Waxman are brothers.

         Mr. Armond Waxman, age 63, is the Co-Chief Executive Officer, President and Treasurer of the Company. Mr. Waxman became the Co-Chief Executive Officer in May 1988, and has been the President and Treasurer of the Company since August 1976, other than from August 1976 to May 1988, when he was the Chief Operating Officer of the Company. Mr. Waxman has been a director of the Company since 1962. Armond Waxman and Melvin Waxman are brothers.

         Mr. Laurence Waxman, age 45, has been Senior Vice President of the Company since November 1993 and is also President of Consumer Products, a position he has held since 1988. Mr. Waxman joined the Company in 1981. Mr. Waxman has been a director of the Company since July 1996. Mr. Laurence Waxman is the son of Melvin Waxman.

         Mr. Mark Wester, age 47, is a Senior Vice President and Chief Financial Officer of the Company and a certified public accountant. Mr. Wester joined the Company in October 1996 as Corporate Controller and in January 1997 became the Vice President-Finance. In April 1997, Mr. Wester became the Chief Financial Officer of the Company, and in May 2002, he became a Senior Vice President and Chief Financial Officer. Mr. Wester provided consulting services to the Company from May 1996 through September 1996. From March 1992 to April 1996, Mr. Wester was a limited partner with a privately owned telecommunications company, Capital Communications Cooperative and the Chief Financial Officer of Progressive Communications Technologies. From 1978 to 1992, Mr. Wester was employed by The Fairchild Corporation (formerly, Banner Industries, Inc.), where he held several positions during his tenure, including Vice President and Corporate Controller.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB"). On February 20, 2001, the Company effected a 1 for 10 reverse stock split (the "Reverse Stock Split") for the Company's Common Stock, which trades under the symbol "WAXM.BB" and Class B Common Stock. From March 22, 1999 until the Reverse Stock Split, the Company's Common Stock traded under the symbol "WAXX". The Company's Class B Common Stock does not trade in the public market due to restricted transferability. However, the Class B Common Stock may be converted into Common Stock on a share-for-share basis at any time.

         The following table sets forth the high and low closing quotations as reported by the OTCBB for fiscal 2002 and 2001 (adjusted for the Reverse Stock Split).

                                       2002                                2001
                                      ------                              ------

                                   HIGH           LOW               HIGH           LOW
                                 -------        -------            ------          ---
       First Quarter              $2.35          $1.55             $3.44          $1.25
       Second Quarter              3.46           1.70              3.50           1.25
       Third Quarter               5.00           3.25              3.13           1.50
       Fourth Quarter              6.25           4.40              2.05           1.50


HOLDERS OF RECORD

         As of August 21, 2002, there were 578 holders of record of the Company's Common Stock and 97 holders of record of the Company's Class B Common Stock.


DIVIDENDS

         The Company declared no dividends in fiscal 2002 or 2001. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2002        2001 (8)     2000 (9)    1999 (10)       1998
                                                            ---------    ---------    ---------    ---------    ---------

Net sales (1)                                               $  70,425    $  71,370    $  80,710    $  96,616    $ 105,662
Cost of sales (2)                                              47,253       49,890       59,259       69,264       69,429
                                                            ---------    ---------    ---------    ---------    ---------
Gross profit                                                   23,172       21,480       21,451       27,352       36,233
Selling, general and administrative expenses                   21,535       21,763       27,094       31,635       30,290
Restructuring and impairment charges (3)                         --            350        9,720        2,015           24
                                                            ---------    ---------    ---------    ---------    ---------
       Operating income (loss)                                  1,637         (633)     (15,363)      (6,298)       5,919
Gain on sale of Barnett stock, net (4)                           --         47,473         --           --           --
Loss on the sale of Medal, net (5)                               --         (1,105)        --           --           --
Loss on sale of WAMI, net (3) (5)                                --           --         (2,024)        --           --
Gain on sale of U.S. Lock, net (5)                               --           --           --         10,298         --
Equity earnings of Barnett                                       --          1,370        6,511        6,744        6,341
Amortization of deferred U.S. Lock gain (6)                      --          7,815          202         --           --
Interest expense, net                                             723        5,414       18,201       17,192       16,031
                                                            ---------    ---------    ---------    ---------    ---------
Income (loss) from operations before income taxes and
extraordinary items                                               914       49,506      (28,875)      (6,448)      (3,771)
(Benefit) provision for income taxes                             (671)       1,680          (27)       1,029          537
                                                            ---------    ---------    ---------    ---------    ---------

Income (loss) from operations before extraordinary items        1,585       47,826      (28,848)      (7,477)      (4,308)
Extraordinary items (7)                                          --         52,222         --           --             92
                                                            ---------    ---------    ---------    ---------    ---------
Net income (loss)                                           $   1,585    $ 100,048    $ (28,848)   $  (7,477)   $  (4,500)
                                                            =========    =========    =========    =========    =========

Average number of shares outstanding                            1,215        1,212        1,207        1,206        1,203
                                                            =========    =========    =========    =========    =========
Basic earnings (loss) per share:
  From operations before extraordinary items                $    1.30    $   39.46    $  (23.91)   $   (6.20)   $   (3.58)
  Extraordinary items                                            --          43.09         --           --           (.16)
                                                            ---------    ---------    ---------    ---------    ---------
  Net income (loss) per share                               $    1.30    $   82.55    $  (23.91)   $   (6.20)   $   (3.74)
                                                            =========    =========    =========    =========    =========
Diluted earnings (loss) per share:
  From operations before extraordinary items                $    1.30    $   39.46    $  (23.91)   $   (6.20)   $   (3.58)
  Extraordinary items                                            --          43.09         --           --           (.16)
                                                            ---------    ---------    ---------    ---------    ---------
  Net income (loss) per share                               $    1.30    $   82.55    $  (23.91)   $   (6.20)   $   (3.74)
                                                            =========    =========    =========    =========    =========

  Cash dividends per share:
     Common stock                                           $    --      $    --      $    --      $    --      $    --
     Class B common stock                                   $    --      $    --      $    --      $    --      $    --

   BALANCE SHEET DATA:
   Working capital                                          $   8,767    $   7,209    $  (5,725)   $  21,945    $  15,776
   Total assets                                                40,296       40,832       94,218      100,210      105,743
   Total long-term debt                                           950          532      128,453      128,480      118,314
   Stockholders' equity (deficit)                              20,786       19,032      (80,543)     (52,086)     (44,744)

(1) Prior to fiscal 2002, the Company charged off business procurement charges for inventory repurchases as a contra sale, while reporting other business procurement costs, such as slotting fees and the cost of reorganizing a customer's store aisles and displays in order to accommodate the Company's products, as a separate operating expense category. Beginning in fiscal 2002, the Company adopted a new Financial Accounting Standards Board standard, EITF Issue No. 00-25, and began to report all of these charges as a reduction in net sales. As a result, net sales for fiscal 2001, 2000 and 1999 were reduced by $2.15 million, $0.65 million and $2.5 million, respectively, for charges not previously reported as a contra sale, but there was no impact on operating income. There were no procurement costs in fiscal 1998 that had not previously been reported as a reduction in net sales.

(2) In the fiscal 2000 fourth quarter, Consumer Products incurred higher cost of sales for the write off of $1.7 million in packaging material and other inventory associated with the closure of (i) a distribution facility in Grand Prairie, Texas, which was consolidated into Consumer Products' national distribution center near Columbus, Ohio and (ii) a packaging operation in Tijuana, Mexico that transferred operations to the Company's operations in Taiwan and China. The Company also reported a reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory in the fiscal 2000 fourth quarter for the closure of its Premier Faucet Company.
(3) In the fiscal 2001 first quarter, the Company recorded a $0.35 million charge associated with additional restructuring costs for warehouses closed by Consumer Products in prior years. In the fiscal 2000 second quarter, the Company recorded a $1.3 million restructuring charge related to the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name. In the fiscal 2000 fourth quarter, the Company recorded a $0.6 million restructuring charge related to (i) the closure of its Grand Prairie, Texas distribution center, which was consolidated into Consumer Products' distribution center near Columbus, Ohio, and (ii) the closure of a packaging operation in Tijuana, Mexico that was transferred to the Company's operations in Taiwan and China. In the fourth quarter of fiscal 2000, the Company also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. Also included in restructuring costs is a $1.2 million charge from the closure of Premier Faucet Corporation in June 2000. In fiscal 1999, the Company recorded a $2.1 million restructuring charge associated with the move of one of Consumer Products' warehouses. In fiscal 1998, the Company recorded an estimated restructuring charge of $24,000 for warehouse closure costs and other expenses associated with the sale of LeRan Gas Products.
(4) In September 2000, the Company sold its remaining 7,186,530 shares of Barnett common stock as part of its comprehensive debt restructuring, recognizing a net gain of $47.5 million.
(5) The sale of significantly all of the assets and certain liabilities of these operations are detailed in Note 5 to the Consolidated Financial Statements, including the $1.1 million loss on the March 31, 2001 sale of Medal, the $2.0 million loss on the March 31, 2000 sale of Western American Manufacturing, Inc. and the $10.3 million gain on the January 1, 1999 sale of U.S. Lock.
(6) The Company deferred $8.1 million of the gain on the sale of U.S. Lock in fiscal 1999 due to its continued ownership interest in Barnett. The gain was being amortized as Barnett wrote-off the goodwill associated with the U.S. Lock purchase. In fiscal 2001, the Company recognized the remaining $7.8 million in deferred gain on the U.S. Lock sale due to the disposal of its remaining interest in Barnett. See Notes 2 and 5 to the Consolidated Financial Statements.
(7) Fiscal 2001 amounts reflect the extraordinary gain on the defeasance of debt at a discount, net of the write-off of deferred financing costs (see Note 6 to the Consolidated Financial Statements). Fiscal 1998 extraordinary charges represents the write-off of deferred financing costs resulting from the repayment and refinancing of debt, as further described in Notes 2 and 7 to the Consolidated Financial Statements.
(8) The results of Medal were consolidated by the Company until its sale, which was effective March 31, 2001. As a result of the sale, fiscal 2001 includes results for Medal for nine months, while the previous fiscal years include results for twelve months. See Note 5 to the Consolidated Financial Statements for further discussion of the sale of Medal. Fiscal 2001 also includes equity earnings for Barnett through September 2000, when the remaining Barnett stock was sold. Prior periods presented include equity earnings from Barnett for the full fiscal year.
(9) The results of WAMI were consolidated by the Company until its sale, which was effective March 31, 2000. As a result of the sale, fiscal 2000 only includes nine months of WAMI's results while the previous fiscal years include results for twelve months. See Note 5 to the Consolidated Financial Statements for further discussion of the sale of WAMI.
(10) The results of U.S. Lock were consolidated by the Company until its sale, which was effective January 1, 1999. As a result of the sale, fiscal 1999 includes only six months of U.S. Lock's results while the previous fiscal years include results for twelve months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates in two business segments -- the distribution of specialty plumbing and hardware products to retailers and the distribution of plumbing and other products to non-retail businesses. Distribution of plumbing and hardware products to retailers is primarily conducted through domestic operations, but is also conducted through direct import programs from the foreign sourcing, manufacturing and packaging operations. In fiscal 2002, approximately 22.3% of the Company's foreign operations' sales were to the Company's domestic wholly-owned operations, respectively, which are eliminated in consolidation.

SIGNIFICANT DEVELOPMENTS

CURRENT YEAR DEVELOPMENTS

         The Company has been a supplier to Kmart for approximately 15 years. For fiscal 2002, Kmart accounted for $6.3 million, or approximately 8.9 percent and 13.6 percent of the Company's and Consumer Products' net sales, respectively. On January 22, 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company had adequate reserves to account for the loss of its outstanding account receivable that were not covered by credit insurance at the time of Kmart's Chapter 11 filing.

         In connection with the Chapter 11 filing, Kmart reviewed its vendor relationships, including the financial commitments required of suppliers. The Company also assessed the issues associated with maintaining certain of its supply arrangements with Kmart, including the cost of retaining and supporting these programs and the cash flow implications of such programs, the risk/reward profile of each of such programs and the potential opportunities with other customers. The Company will continue to provide Kmart with approximately $2.2 million in floor and surface protection products in fiscal 2003. The Company is working to expand its sales to Kmart to include some products in plumbing repair, a program that ended in June 2002. Although the Company expects a decrease in monthly revenue initially, we believe that increases in sales with other customers will ultimately offset any loss of Kmart revenue. However, there can be no assurances as to whether the Company will continue to supply Kmart with all of the existing product lines, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

         The Company is evaluating the possible reduction or loss of the remaining Kmart revenue base and ways to reduce its cost structure to be more in line with a potentially smaller revenue base. The Company believes that increases in sales with other customers will ultimately offset any potential loss of Kmart revenue, however, in the short term it may not be able to absorb all of the expenses due to this revenue loss.

PRIOR YEAR STRATEGIC AND RESTRUCTURING DEVELOPMENTS

         In fiscal 2001, the Company completed its comprehensive financial restructuring plan (See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K), disposing of 7,186,530 shares of Barnett Common Stock and using the $94.5 million in proceeds as follows:

         - paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.
         - reduced its borrowings under its working capital credit facility by approximately $10 million.
         - retired all of its approximately $35.9 million principal amount of Senior Notes plus accrued interest.
         - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to the holders of its Deferred Coupon Notes.
         - funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan (as defined below).

         The sale of the Barnett Common Stock and payments outlined above were made subsequent to the Company and an ad hoc committee representing a controlling portion of the Deferred Coupon Notes and Senior Notes developing a jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the "Joint Plan"). The Joint Plan received the approval of the holders of approximately 97% of the Deferred Coupon Notes. Under the Joint Plan, the holders of the Deferred Coupon Notes were the only impaired class of creditors; none of the Company's operating subsidiaries or operating divisions were included in the filing and they paid their trade creditors, employees and other liabilities under normal conditions. On October 2, 2000, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. On November 14, 2000, the Company's Joint Plan was approved by the Court and on March 14, 2001, the Court closed the Chapter 11 case, and the Company emerged from bankruptcy.

         A historic overview of other strategic and restructuring developments includes:

         Effective March 31, 2001, the Company sold nearly all of the assets and certain liabilities of Medal, which sold a wide range of products to small independent hardware stores and other independent retailers in a 250-mile radius of Sharon, Pennsylvania. Over the past several years, Medal's customer base and operating results had deteriorated due to competitive pressures.

         In September 2000, the Company sold its remaining 7,186,530 shares of Barnett Common Stock for $94.5 million, resulting in a net pre-tax gain of $47.5 million. Barnett was a wholly-owned subsidiary until April 1996, when the Company completed an initial public offering of Barnett (see Note 2 for additional information related to Barnett stock transactions). The sale of the Barnett Common Stock enabled the Company to complete its comprehensive financial restructuring.

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

         The Company continues to evaluate its operations, including various options to further streamline its operations, reduce expenses and improve margins, while distributing high quality products at a fair value to retailers. The Company intends to examine means to further develop an international customer base to further utilize the capabilities of the Asian sourcing, manufacturing and packaging operations.

RESULTS OF OPERATIONS

         The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of net sales:

                                                        FISCAL YEAR ENDED JUNE 30,
                                                        --------------------------
                                                     2002          2001          2000
                                                     ----          ----          ----
Net sales                                           100.0%        100.0%        100.0%
Cost of sales                                        67.1%         69.9%         73.4%
Gross profit                                         32.9%         30.1%         26.6%
Selling, general and administrative expenses         30.6%         30.5%         33.6%
Restructuring and impairment charges                    --          0.5%         12.0%

Operating income (loss)                               2.3%        (0.9%)       (19.0%)

Gain on sale of Barnett, net                            --         66.5%            --
Loss on sale of Medal, net                              --        (1.5%)            --
Loss on sale of WAMI, net                               --            --        (2.5%)
Equity earnings of Barnett                              --          1.9%          8.1%
Amortization of deferred U.S. Lock gain                 --         10.9%          0.3%
Interest expense, net                                 1.0%          7.5%         22.6%
Income (loss) before income taxes and
 extraordinary items                                  1.3%         69.4%       (35.7%)

(Benefit) provision for income taxes                (1.0%)          2.4%          0.0%
Income (loss) before extraordinary items              2.3%         67.0%       (35.7%)
Extraordinary items                                     --         73.2%            --

Net income (loss)                                     2.3%        140.2%       (35.7%)

YEAR ENDED JUNE 30, 2002 VS. JUNE 30, 2001

NET SALES

         Net sales for the continuing operations for fiscal 2002 totaled $70.4 million, an increase of $2.4 million as compared to $68.0 million for the same continuing operations in fiscal 2001. Fiscal 2001 net sales, including Medal, an operation sold on March 31, 2001, would have been $71.4 million. Net sales for continuing operations were stronger earlier this fiscal year due to the expansion of product offerings at certain retailers, an increase in the number of retail stores served of other retailers and other promotion programs, and stronger sales by the foreign operations.

         The Company adopted a new financial accounting standard in the fiscal 2002 first quarter ended September 30, 2001, resulting in $2.4 million in slotting fees and other business procurement charges being recorded as a contra-sale for fiscal 2002. Net sales for the comparable period in fiscal 2001 have been restated, resulting in $3.1 million being recorded as a contra sale, including $0.9 million of additional business procurement costs originally reported in operating expenses.

         Net sales to retailers amounted to $52.6 million and $54.8 million for fiscal 2002 and 2001, respectively. The fiscal 2001 net sales to retailers included $3.4 million of sales from Medal, which was sold in fiscal 2001. Excluding Medal's net sales, sales to retailers improved in fiscal 2002 due to strong sales to certain other retailers, primarily WalMart and Lowes, which offset lower sales to Kmart. Non-retail sales amounted to $25.6 million and $24.2 million for fiscal 2002 and 2001, respectively.

GROSS PROFIT

         Gross profit in fiscal 2002 was $23.2 million, with a gross profit margin of 32.9%, as compared to the prior year gross profit of $20.7 million and a gross profit margin of 30.4% for businesses continuing in fiscal 2002. Including Medal through March 31, 2001, the date it was sold, gross profit for fiscal 2001 would have been $21.5 million and gross profit margin would have been 30.1%. The increase in the gross profit and gross profit margin is primarily attributable to the improved sales to retailers from our domestic operations, which typically have higher profit margins than sales from our foreign operations. In addition, the mix of products sold domestically contributed to the improvement. While domestic retail sales have higher gross margins than direct import sales and other industrial sales from our foreign operations, they also have higher SG&A expenses due to the level of additional support and services provided to customers. The gross profit margin for fiscal 2002 also improved due to the exclusion of sales for Medal, which historically reported lower profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses for continuing businesses amounted to $21.5 million and $20.6 million for fiscal 2002 and 2001, respectively. SG&A expenses as a percentage of net sales decreased to 30.5% for fiscal 2002 from 30.4% for fiscal 2001. SG&A expenses for fiscal 2001, including Medal, were $21.8 million for fiscal 2001, or 30.5% of sales. Included in fiscal 2002 SG&A expenses is $0.2 million in fees paid to Congress Financial Corporation when the Company terminated the bank facility prior to its expiration and replaced it with a new bank facility from PNC Bank. Also affecting fiscal 2002 SG&A expenses are foreign exchange losses from the Company's foreign operations of $0.2 million as compared to a gain of $0.4 million in fiscal 2001 due to the weakness in the US Dollar. The $0.6 million change in SG&A expenses from the foreign exchange loss accounts for a significant portion of the increase in expense between years.

RESTRUCTURING CHARGES

         There were no restructuring charges in fiscal 2002. In fiscal 2001, Consumer Products recorded $350,000 in restructuring charges for costs associated with its closed warehouse facilities. Based on current estimates, the Company believes it has provided for all remaining costs to be incurred in connection with the closing of these facilities.

EQUITY EARNINGS OF BARNETT

         The Company recorded equity earnings from its ownership interest in Barnett of $1.4 million for the quarter ended September 30, 2000. As detailed in Notes 2 and 3 of the Consolidated Financial Statements in this Form 10K, the Company sold its equity investment in Barnett on September 29, 2000 as part of its comprehensive financial restructuring.

GAIN ON SALE OF EQUITY INVESTMENT, AMORTIZATION OF DEFERRED GAIN ON SALE OF U.S. LOCK AND LOSS ON SALE OF AN OPERATION

         In fiscal 2001, the Company sold its 7,186,530 shares of Barnett Common Stock for $13.15 per share in connection with the Barnett Merger, receiving gross proceeds from the sale of $94.5 million. The Company's equity investment in Barnett amounted to $44.3 million immediately prior to the sale. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs associated with the Barnett sale and other costs associated with the comprehensive financial restructuring of the Company.

         Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining deferred gain was carried on the Company's consolidated balance sheet and was amortized as Barnett amortized the goodwill associated with the U.S. Lock acquisition. As a result of the sale of its remaining interest in Barnett, the Company recognized the remaining $7.8 million of unamortized deferred gain in the quarter ended September 30, 2000.

         Effective March 31, 2001, the Company sold substantially all of the assets and certain liabilities of Medal to Medal USA Inc. for approximately $0.8 million in cash and the assumption of certain liabilities. The sale of Medal resulted in a net pretax loss of $1.1 million in the quarter ended March 31, 2001.

INTEREST EXPENSE

         In fiscal 2002, net interest expense totaled $0.7 million, as compared to $5.4 million in fiscal 2001. Average borrowings for fiscal 2002 amounted to $9.4 million, with a weighted average interest rate of 6.2%, as compared to fiscal 2001 average borrowings of $44.9 million at a weighted average interest rate of 11.9%. The Company benefited from the reduction in the prime lending rate over the past 18 months, as well as the reduction in the working capital borrowings, which have resulted lower interest expense for fiscal 2002. In addition, the Company completed its comprehensive financial restructuring in fiscal 2001 and eliminated the Company's Senior Notes and Deferred Coupon Notes, thereby significantly reducing the Company's average borrowings for fiscal 2002.

PROVISION FOR INCOME TAXES

         In fiscal 2002, the Company's recorded a net tax benefit of $0.7 million, which includes a tax benefit of approximately $0.8 million, partially offset by a provision for various state and foreign taxes. The tax benefit was the result of a change in tax law in March 2002, allowing the Company to utilize its net operating loss carryforward to fully offset its alternative minimum taxable income for fiscal 2001. The difference between the effective and statutory tax rates in fiscal 2002 is primarily due to the aforementioned change in the tax law and a lower tax rate on foreign earnings compared to the domestic statutory tax rate.

         The provision for income taxes amounted to $1.7 million for fiscal 2001. The Company's tax provision for fiscal 2001 provided for federal taxes based on the alternative minimum tax method and for state and various foreign taxes. The Company utilized its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability and taxes on the debt defeasance income were not provided due to favorable tax treatment allowed in a bankruptcy.

EXTRAORDINARY CHARGE

         The Company did not have any extraordinary items in fiscal 2002. In fiscal 2001, the Company reported net extraordinary income of $52.2 million from the retirement of the Company's Deferred Coupon Notes, net of the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring process of $2.4 million. In the quarter ended September 30, 2000, the Company recorded an extraordinary loss of $57,000, net of a tax benefit of $38,000, to write-off deferred loan costs associated with the retirement of the Senior Notes.

NET INCOME

         The Company reported net income of $1.6 million, or $1.30 per basic and diluted share, in fiscal 2002. In fiscal 2001, the Company reported significant transaction related gains and reported net income of $100.0 million, or $82.55 per basic and diluted share. The fiscal 2001 results include the $47.5 million net gain on the sale of the Barnett Common Stock, the $52.2 million extraordinary gain, or $43.09 per share, from the defeasance of debt at a discount, the recognition of $7.8 million of deferred gain from the sale of U.S. Lock and the loss of $1.1 million on the sale of Medal.


YEAR ENDED JUNE 30, 2001 VS. JUNE 30, 2000

NET SALES

         Net sales for fiscal 2001 totaled $71.4 million, as compared to $80.7 million for fiscal 2000. Included in the prior year were $8.3 million in net sales for WAMI, which was sold effective March 31, 2000, and Premier Faucet, which was closed in June 2000, and Medal, which was sold effective March 31, 2001. Excluding the results of disposed or closed businesses, net sales for fiscal 2001 amounted to $68.0 million as compared to $72.4 million in fiscal 2000. The results were lower due to weak sales to retailers in the first half of fiscal 2001.

         Net sales for the continuing businesses in fiscal 2001, while 6.1% lower than fiscal 2000, improved in the second half of fiscal 2001. The reduction for the fiscal year was due to weaker than anticipated sales to retailers for the first six months of fiscal 2001, including sales made through the direct import program from our Asian operations. In part, this reduction was due to the closure of certain retailers served by the Company. The largest retailer closing that affected the Company was the loss of Associated Distributors, Inc., which closed all but 11 of its stores in August 2000. The Company believes that Associated Distributors, which accounted for nearly $2.2 million of Consumer Products' net sales in fiscal 2000, has changed its strategy for its remaining stores and has discontinued the distribution of plumbing products.

         Retail sales amounted to $54.8 million and $60.3 million for fiscal 2001 and 2000, respectively. The reduction was primarily the result of the exclusion of sales for WAMI and Premier Faucet in the fiscal 2001 results, the inclusion of Medal for only nine months in fiscal 2001 and lower sales to Barnett.

         In fiscal 2002, the Company adopted the Financial Accounting Standards Board ("FASB") EITF Issue No. 00-25 relating to the accounting for up-front "slotting fees" charged by retailers for the right to shelf space and has reclassified financial statements for prior periods. Prior to the adoption of the new pronouncement, the Company expensed charges of this nature as a separate expense category, while the new pronouncement recommended the classification as a contra-sale. Accordingly, fiscal 2001 and 2000 net revenues were restated to reflect a business procurement charge of $2.15 million and $0.65 million, respectively, which were previously included in a separate expense category.

         Effective March 31, 2001, the Company sold substantially all of the assets, net of certain liabilities, of Medal. Medal's results of operations have been included in the operating results of the Company through March 31, 2001, including $3.4 million and $4.7 million in net sales for fiscal 2001 and fiscal 2000, respectively.

         Effective March 31, 2000, the Company sold substantially all of the assets, net of certain liabilities, of WAMI, excluding trade receivables, trade payables and certain other liabilities, which were retained by the Company. The net sales of $2.9 million and an operating loss of $0.4 million for WAMI have been consolidated in the results of operations through March 31, 2000.

GROSS PROFIT

         The gross profit margin for fiscal 2001 improved to 30.1% from 26.6% for fiscal 2000. The improvement was due to a favorable mix of product sold and the sale and closure of WAMI and Premier Faucet, respectively, which had lower gross profit levels. The gross profit for fiscal 2001 and fiscal 2000 were approximately the same at $21.5 million.

         Gross profit for fiscal 2000 was impacted by a $1.7 million fourth quarter charge in cost of sales at Consumer Products to write-off packaging material and other inventory associated with the move of its packaging facility to Asia, and the consolidation of its Grand Prairie, Texas facility into its National Distribution Center in Groveport, Ohio. In addition, the June 2000 closure of Premier Faucet Corporation resulted in a reduction in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses decreased to $21.8 million for fiscal 2001 from $27.1 million for fiscal 2000. Approximately $1.4 million of the prior year SG&A expenses were attributed to WAMI and Premier Faucet. SG&A expenses for continuing operations amounted to $20.6 million in fiscal 2001 as compared to $24.3 million in the prior fiscal year. The majority of the improvement in the expenses was due to the consolidation of Consumer Product's distribution operations into one national center, the relocation of its packaging operations to the Company's facilities overseas and cost improvements at the Company's foreign operations. In addition, the percentage of SG&A expenses to net sales improved to 30.5% in fiscal 2001 from 33.6% in the prior fiscal year.

RESTRUCTURING AND IMPAIRMENT CHARGES

         In fiscal 2001, Consumer Products recorded $0.35 million in restructuring charges in the quarter ended September 30, 2000 for costs associated with its closed warehouse facilities. Based on current estimates, the Company believes it has provided for all remaining costs to be incurred in connection with the closing of these facilities.

         In fiscal 2000, Consumer Products recorded $9.7 million in non-recurring charges, including $1.3 million for the consolidation of its packaged plumbing products under the Plumbcraft(R) brand name, $0.6 million for the completion of its plan to create a National Distribution Center and consolidate its Grand Prairie, Texas warehouse into the Groveport, Ohio facility and the move of the packaging operations from Tijuana, Mexico to the Company's operations in China, which should reduce certain packaging costs. In the fourth quarter of fiscal 2000, Consumer Products also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. In addition, in June 2000 the Company closed its Premier Faucet Corporation facility in China that manufactured faucets and faucet components, resulting in a restructuring charge of $1.2 million to write down assets to their fair value and provide for costs to close the facility. The closure of this operation also resulted in an additional loss in gross profit of $0.9 million due to the reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizablity of receivables and inventory. The Company continues to distribute faucets that have been assembled by the Company, with components manufactured by outside suppliers.

OPERATING LOSSES:

         For fiscal 2001, the Company reported a loss of $0.6 million, as compared to the loss of $15.4 million for fiscal 2000. The fiscal 2001 loss included $2.15 million of business procurement charges and $0.35 million of restructuring charges, while the large loss in fiscal 2000 included $0.65 million of business procurement charges, $9.75 million of restructuring and impairment charges and higher cost of sales and SG&A expenses for the realizability of accounts receivable and inventory from the closure of the Company's Premier Faucet business in fiscal 2000.

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

INTEREST EXPENSE

         Net interest expense for fiscal 2001 totaled $5.4 million, as compared to $18.2 million in fiscal 2000. The significant decrease in interest was due to the use of proceeds from the September 2000 sale of the Barnett Common Stock to retire the Senior Notes in September 2000, reduce working capital debt and to retire the Deferred Coupon Notes in November 2000. In addition, the reduction in the prime rate was also a factor in reducing interest expense. Average borrowings for fiscal 2001 amounted to $44.9 million, with a weighted average interest rate of 11.9%, as compared to $140.8 million in fiscal 2000, with a weighted average interest rate of 12.3%.

Included in net interest expense for fiscal 2001 was interest income of $0.3 million earned on the proceeds from the sale of Barnett until they were used to satisfy the Deferred Coupon Notes.

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

LIQUIDITY AND CAPITAL RESOURCES

         In February 2002, the Company refinanced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002 and replaced it with a working capital and term loan facility from PNC Bank, NA. The PNC Revolving Credit, Term Loan and Security Agreement ("PNC Bank Facility") is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the "Borrowers"). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company's corporate office building of $1,155,000, to be amortized over 7 years. As of June 30, 2002, the Company had $7.3 million in borrowings under the revolving credit line of the facility and had approximately $2.4 million available under such facility.

         The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at June 30, 2002. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at June 30, 2002. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC Bank, NA to terminate the Agreement under certain circumstances.

         In fiscal 2001, the Company completed its comprehensive financial restructuring plan (see Note 3 of the Notes to Consolidated Financial Statements in this Form 10K and Management's Discussion and Analysis - Significant Developments - Prior Year Strategic and Restructuring Developments section in this Form 10-K for a discussion of the Company's sale of its interest in Barnett as part of a comprehensive financial reorganization), disposing of 7,186,530 shares of Barnett Common Stock and using the $94.5 million in proceeds as follows:

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

         As part of its comprehensive financial restructuring plan, on October 2, 2000, the Company filed its Chapter 11 Joint Plan of Reorganization with the courts. On October 4, 2000, the First Day Orders were approved and, based on the overwhelming support of the holders of 97% of the Deferred Coupon Notes, the date of November 14, 2000 was set for the confirmation hearing to effectuate terms of the Joint Plan. The approval of the Joint Plan, along with the retirement of the Senior Notes and reduction of its bank working capital debt, improved the Company's financial condition significantly, as well as reduced its interest expense by approximately $17 million per year.

         The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. Sales to Consumer Products' larger customers for fiscal 2002, 2001 and 2000, respectively, were as follows; Wal-Mart accounted for 29.0%, 25.0% and 13.6%; Lowes accounted for 16.1%, 8.4% and 5.8%; and Kmart accounted for 13.6%, 11.3% and 16.7%.

         The Company has been a supplier to Kmart for approximately 15 years. For fiscal 2002, Kmart accounted for $6.3 million, or approximately 8.9 percent and 13.6 percent of the Company's and Consumer Product's net sales, respectively. On January 22, 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company had adequate reserves to account for the loss of its outstanding accounts receivable that were not covered by credit insurance at the time of Kmart's Chapter 11 filing.

         In connection with the Chapter 11 filing, Kmart reviewed its vendor relationships, including the financial commitments required of suppliers. The Company also assessed the issues associated with maintaining certain of its supply arrangements with Kmart, including the costs of retaining and supporting these programs and the cash flow implications of such programs, the risk/reward profile of each of such programs and the potential opportunities with other customers. As a result of these reviews, the Company will retain its floor and surface protection program with Kmart. However, the continuation of the plumbing repair program, which generated $4.6 million in sales in fiscal 2002 has been discontinued until such time that the Company and Kmart can agree to the level, terms and conditions of any future plumbing supply relationship. The Company believes its relationship with Kmart is good, however, there can be no assurances as to the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

         The Company is evaluating the possible reduction or loss of the remaining Kmart revenue base and ways to reduce its cost structure to be more in line with a potentially smaller revenue base. The Company believes that increases in sales with other customers will ultimately offset any potential loss of Kmart revenue, however, in the short-term it may not be able to absorb all of the expenses due to this additional revenue loss. In the event Consumer Products were to lose one of its large retail accounts as a customer or one of its largest accounts were to significantly curtail its purchases from Consumer Products, there would be material adverse effects until the Company could further modify Consumer Products' cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if additional material adverse changes in its customer relationships were to occur.

         The Company paid $0.2 million and $1.2 million in income taxes in fiscal 2002 and 2001, respectively. At June 30, 2002, the Company had $17.4 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2022.

         The Company has total future lease commitments for various facilities and other leases totaling $4.4 million, of which approximately $0.9 million relates to fiscal 2003. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2003 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to continue developing our operations with technology and to provide for certain expansion plans for the Company's foreign operations.

         At June 30, 2002, the Company had working capital of $8.8 million and a current ratio of 1.5 to 1.

DISCUSSION OF CASH FLOWS

         Net cash provided by operations was $4.6 million for fiscal 2002, principally due to the decrease in inventories and the income generated during the period, which was offset by the decrease in accounts payable and accrued liabilities. Cash flow used for investments, which primarily represented capital expenditures, totaled $1.8 million. Cash flow used in financing activities totaled approximately $2.1 million, comprised primarily of reductions in the Company's working capital bank facility.


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


ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           (Begins on Following Page)

                               MANAGEMENT'S REPORT



        The management of Waxman Industries, Inc. has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

     The Corporation's financial statements have been audited by Meaden & Moore Ltd., independent auditors. Management has made available to Meaden & Moore all of the Corporation's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Meaden & Moore Ltd. during its audit were valid and appropriate.

     The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance that the books and records properly reflect the transactions of the Company, and that assets are safeguarded against unauthorized acquisition, use or disposition. The design, monitoring and revision of internal accounting controls involve, among other things, management's judgments with respect to the relative cost and the expected benefits of specific control measures. The Company management reviews and evaluates internal accounting and operating controls. The Company's management and the Audit Committee of the Board of Directors also coordinates with Meaden & Moore Ltd. on the audit of the Company's financial statements. Meaden & Moore Ltd. also discusses the internal control procedures with management and communicates with the Audit Committee of their understanding and adequacy of internal control procedures.

     The Audit Committee of the Board of Directors, which is composed of directors who are not employees of the Company and a majority of directors who are independent, meets with management periodically and the independent auditors to ensure that each is carrying out its responsibilities. The Audit Committee consists of Irving Friedman (chairman) and Mark Reichenbaum. As part of the new corporate governance provisions established by the Sarbanes-Oxley Act of 2002, the Audit Committee will (i) hire and oversee the work of the auditors, (ii) establish procedures for the handling of anonymous submissions from employees regarding questionable accounting practices, (iii) provide at least one member who is a "financial expert", (iv) not accept consulting, advisory or other compensatory fees from the company and (v) receive reports from the auditors regarding the company's critical accounting policies and material communications between the auditors and company management. The independent auditors have full and free access to the Audit Committee.





     Melvin Waxman, Co-Chief Executive Officer and Chairman of the Board

     Armond Waxman, Co-Chief Executive Officer and President

     Mark Wester, Senior Vice President and Chief Financial Officer

     Irving Friedman, Director and Chairman of the Audit Committee

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2002 and 2001, and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of TWI, International Taiwan, Inc. and CWI International China, Ltd. two wholly owned subsidiaries for 2002, which statements reflect total assets of $15,042,000 as of June 30, 2002, and total revenues of $35,236,000, for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TWI, International Taiwan and CWI International China, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



Meaden & Moore, Ltd.
Cleveland, Ohio,
August 9, 2002.



To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flow for the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 2000, and the results of their operations and their cash flow for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                               Arthur Andersen LLP

Cleveland, Ohio,
August 28, 2000.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                     ASSETS




                                                          2002          2001
                                                       --------        --------
CURRENT ASSETS:
  Cash and cash equivalents                            $  1,420        $    740
  Trade receivables, net                                 11,529          12,592
  Other receivables                                       1,979           1,400
  Inventories                                            10,497          11,895
  Prepaid expenses                                        1,902           1,850
                                                       --------        --------
      Total current assets                               27,327          28,477
                                                       --------        --------

PROPERTY AND EQUIPMENT:
  Land                                                      554             551
  Buildings                                               4,662           4,318
  Equipment                                              11,427          10,415
                                                       --------        --------
                                                         16,643          15,284
Less accumulated depreciation and
amortization                                             (8,302)         (6,996)
                                                       --------        --------

Property and equipment, net                               8,341           8,288
                                                       --------        --------

CASH SURRENDER VALUE OF OFFICERS LIFE
INSURANCE POLICIES                                        3,265           2,934

UNAMORTIZED DEBT ISSUANCE COSTS, NET                        315             142

NOTES RECEIVABLE FROM RELATED PARTIES                       548             452

OTHER ASSETS                                                500             539
                                                       --------        --------
                                                       $ 40,296        $ 40,832
                                                       ========        ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           2002           2001
                                                         --------      --------
CURRENT LIABILITIES:
  Short-term borrowings                                  $  7,596      $  9,870
  Current portion of long term debt                           235           175
  Accounts payable                                          6,754         6,932
  Accrued liabilities                                       3,975         4,291
                                                         --------      --------
      Total current liabilities                            18,560        21,268
                                                         --------      --------

TERM DEBT - LONG-TERM PORTION                                 935            --

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION
                                                               15           532

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share:
authorized and unissued 2,000 shares                           --            --
Common stock, $0.01 par value per share:
22,000 shares authorized; 1,003 and 998
shares issued and outstanding, respectively                    99            99
Class B common stock, $.01 par value per
share: 6,000 shares authorized; 214 issued and
outstanding in each year                                       21            21
Paid-in capital                                            21,760        21,752
Retained deficit                                             (123)       (1,708)
                                                         --------      --------

                                                           21,757        20,164
   Accumulated other comprehensive loss                      (971)       (1,132)
                                                         --------      --------
      Total stockholders' equity                           20,786        19,032
                                                         --------      --------

                                                         $ 40,296      $ 40,832
                                                         ========      ========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         FISCAL YEAR ENDED JUNE 30,
                                                     -----------------------------------
                                                        2002        2001         2000
                                                     ---------    ---------    ---------
Net sales                                            $  70,425    $  71,370    $  80,710
Cost of sales                                           47,253       49,890       59,259
                                                     ---------    ---------    ---------
Gross profit                                            23,172       21,480       21,451
Selling, general and administrative expenses            21,535       21,763       27,094
Restructuring and impairment charges (Note 4)               --          350        9,720
                                                     ---------    ---------    ---------
Operating income (loss)                                  1,637         (633)     (15,363)
Gain on sale of Barnett, net (Note 2)                       --       47,473           --
Loss on sale of Medal, net (Note 5)                         --       (1,105)          --
Loss on sale of WAMI, net (Note 5)                          --           --       (2,024)
Equity earnings of Barnett                                  --        1,370        6,511
Amortization of deferred U.S. Lock gain                     --        7,815          202
Interest expense                                           723        5,414       18,201
                                                     ---------    ---------    ---------
Income (loss) before extraordinary item and income
taxes and extraordinary loss                               914       49,506      (28,875)
(Benefit) provision for income taxes                      (671)       1,680          (27)
                                                     ---------    ---------    ---------
Income (loss) before extraordinary gain                  1,585       47,826      (28,848)
Extraordinary gain                                          --       52,222           --
                                                     ---------    ---------    ---------
Net income (loss)                                    $   1,585    $ 100,048    $ (28,848)
                                                     =========    =========    =========

Other comprehensive income (loss):
Foreign currency translation adjustment                    161         (473)         370
                                                     ---------    ---------    ---------
Comprehensive income (loss)                          $   1,746    $  99,575    $ (28,478)
                                                     =========    =========    =========








          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                          FISCAL YEAR ENDED JUNE 30,
                                                         ------------------------------
                                                         2002        2001         2000
                                                         ----        ----         ----
Basic income (loss) per share:
Income (loss) before extraordinary gain                $    1.30   $   39.46   $  (23.91)
Extraordinary gain                                            --       43.09          --
                                                       ---------   ---------   ---------
Net income (loss)                                      $    1.30   $   82.55   $  (23.91)
                                                       =========   =========   =========

Diluted income (loss) per share:
Income (loss) before extraordinary gain                $    1.30   $   39.46   $  (23.91)
Extraordinary gain                                            --       43.09          --
                                                       ---------   ---------   ---------
Net income (loss)                                      $    1.30   $   82.55   $  (23.91)
                                                       =========   =========   =========

Weighted average number of common shares
  outstanding                                              1,215       1,212       1,207
                                                       =========   =========   =========






          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

]                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDING JUNE 30, 2002, 2001 AND 2000
                                 (IN THOUSANDS)




                                                                                                    Accumulated     Total
                                                                Class B                                Other      Stockholders'
                                                      Common     Common      Paid-in    Retained   Comprehensive   (Deficit)
                                                      Stock      Stock       Capital    Deficit    Income (Loss)   Equity
                                                    ---------   ---------   ---------   ---------    ---------    ---------
Balance June 30, 1999                               $      98   $      21   $  21,732   $ (72,908)   $  (1,029)   $ (52,086)

     Net loss                                              --          --          --     (28,848)          --      (28,848)

     Employee Stock Purchase Plan purchases                 1          --          20          --           --           21

     Currency translation adjustment                       --          --          --          --          370          370
                                                    ---------   ---------   ---------   ---------    ---------    ---------

Balance June 30, 2000                                      99          21      21,752    (101,756)        (659)     (80,543)

     Net income                                            --          --          --     100,048           --      100,048

     Currency translation adjustment                       --          --          --          --         (473)        (473)
                                                    ---------   ---------   ---------   ---------    ---------    ---------

Balance June 30, 2001                                      99          21      21,752      (1,708)      (1,132)      19,032

     Net income                                            --          --          --       1,585           --        1,585
     Conversions of Class B common stock                   --          --          --          --           --           --

     Employee Stock Purchase Plan purchases                --          --           8          --           --            8

     Currency translation adjustment                       --          --          --          --          161          161
                                                    ---------   ---------   ---------   ---------    ---------    ---------
Balance June 30, 2002                               $      99   $      21   $  21,760   $    (123)   $    (971)   $  20,786
                                                    =========   =========   =========   =========    =========    =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                                           --------------------------
Cash From (Used For):                                                                       2002        2001         2000
                                                                                        ---------    ---------    ---------
Operations:
      Net income (loss)                                                                 $   1,585    $ 100,048    $ (28,848)
      Adjustments to reconcile net income (loss) to net cash used for operations:
      Extraordinary item - debt defeasance                                                     --      (52,222)          --
      Non-cash restructuring and impairment charges                                            --        1,050       11,677
      Gain on sale of Barnett stock, net                                                       --      (47,473)          --
      Loss on sale of Medal                                                                    --        1,105           --
      Loss on sale of WAMI                                                                     --           --        2,024
      Non-cash interest                                                                       182           83          250
      Amortization of deferred U.S. Lock gain                                                  --       (7,815)        (203)
    Equity earnings of Barnett                                                                 --       (1,370)      (6,511)
      Depreciation and amortization                                                         1,346        2,314        2,767
      Deferred income taxes                                                                    --          367          173
      Bad debt provision                                                                      371          215          242
      Changes in assets and liabilities:
              Trade and other receivables                                                     113        1,307       (1,840)
              Inventories                                                                   1,398        1,860         (600)
              Prepaid expenses and other                                                      (52)      (1,922)        (437)
              Accounts payable                                                               (178)         749         (315)
              Accrued liabilities                                                            (316)      (8,484)       4,022
              Net change in operating assets and liabilities of  U.S. Lock                     --           --          185
              Other, net                                                                      161         (473)         249
                                                                                        ---------    ---------    ---------

                  Net cash  provided by (used for) operations                               4,610      (10,661)     (17,165)
                                                                                        ---------    ---------    ---------
Investments:
        Capital expenditures, net                                                          (1,399)      (1,229)      (1,794)
        Change in other assets                                                               (388)       2,764       (2,388)
         Net proceeds from sales of businesses                                                 --       94,503        1,800
                                                                                        ---------    ---------    ---------
                  Net cash (used for) provided by investments                              (1,787)      96,038       (2,382)
                                                                                        ---------    ---------    ---------




          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Financing:                                                        2002        2001        2000
                                                              --------    --------    --------
      Net change in short-term borrowings                       (2,274)    (10,016)     19,419
      Proceeds from long-term debt                               1,155          --          --
      Repayment of long-term debt                                 (677)       (248)       (277)
      Debt issuance costs                                         (355)         --        (137)
      Retirement of 11 1/8% Senior Secured Notes                    --     (35,855)         --
      Retirement of 123/4% Deferred Coupon Notes                    --     (39,329)
      Issuance of common stock                                       8          --          21
                                                              --------    --------    --------
                  Net cash (used for) provided by financing     (2,143)    (85,448)     19,036
                                                              --------    --------    --------

Net increase (decrease) in cash and cash equivalents               680         (71)       (511)
Balance, beginning of year                                         740         811       1,322
                                                              --------    --------    --------
Balance, end of year                                          $  1,420    $    740    $    811
                                                              ========    ========    ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.       BASIS OF CONSOLIDATION AND DESCRIPTION OF THE COMPANY

         The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman Industries") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to the prior year statements in order to conform to the current year presentation. Until September 29, 2000, the Company owned 44.2% of the common stock of Barnett Inc. ("Barnett Common Stock"), a direct marketer and distributor of plumbing, electrical and hardware products, and accounted for Barnett Inc. ("Barnett") under the equity method of accounting. See Management's Discussion and Analysis "Significant Developments - Comprehensive Financial Restructuring" section and Note 2 in these Notes to Consolidated Financial Statements for information regarding the sale of the Company's interest in Barnett.

         The Company is a supplier of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market in the United States. The Company distributes its products to approximately 680 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. ("TWI International"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI International includes TWI International Taiwan Inc. and its sales operation, TWI Industrial Inc. (collectively, "TWI"), located primarily in Taiwan, and CWI International China, Ltd. ("CWI"), located in China. TWI and CWI manufacture, package, source and assemble product purchased by Consumer Products and non-affiliated businesses. Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. ("Medal"), formerly known as WOC Inc. ("WOC"), when substantially all of the assets, subject to certain liabilities, of this business were sold (see Note 5). Until the sale of Western American Manufacturing Inc. ("WAMI") effective March 31, 2000, TWI also included a manufacturing operation in Mexico that threaded galvanized, black, brass, and chrome pipe and imported malleable fittings. Consumer Products utilizes the Company's and non-affiliated foreign sourcing suppliers.

         B.       CASH AND CASH EQUIVALENTS

         In accordance with the terms of the PNC Revolving Credit, Term Loan and Security Agreement ("PNC Bank Facility") and the Congress Financial Loan and Security Agreement (as discussed in Note 7), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value.

         C.       TRADE RECEIVABLES

         Trade receivables are presented net of allowances for doubtful accounts of $0.6 million and $0.5 million at June 30, 2002 and 2001, respectively. Bad debt expense totaled $0.4 million in fiscal 2002, $0.2 million in fiscal 2001 and $0.2 million in fiscal 2000.

         The Company sells specialty plumbing, floor and surface protection and other hardware products throughout the United States to do-it-yourself ("D-I-Y") retailers, mass merchandisers, smaller independent retailers and wholesalers. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company's largest customers are retailers. As a percentage of the Company's net sales, the largest customers accounted for the following percentages in fiscal 2002, 2001 and 2000, respectively: Wal-Mart, accounted for 16.3%, 12.8% and 9.2%, Kmart accounted for 8.9%, 10.0% and 10.3%, and Lowes accounted for 15.7%, 9.6% and 5.8%. During the same periods, the Company's ten largest customers accounted for approximately 57.8%, 51.1% and 43.6% of net sales and approximately 53.7% and 51.0% of accounts receivable at June 30, 2002 and 2001, respectively.

         D.       INVENTORIES

         At June 30, 2002 and 2001, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 2002, 2001 and 2000, the Company recorded charges of $0.1 million, $0.6 million and $0.1 million, respectively, in connection with its evaluation of its inventory carrying value.

         E.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used. Depreciation expense in each of the last three fiscal years ended June 30, 2002, 2001 and 2000 totaled $1.3 million, $1.4 million and $1.6 million, respectively. Repairs and maintenance are expensed as incurred.

         F.       COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED

         In the fourth quarter of fiscal 2000, management evaluated its goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on an originating entity basis considering future undiscounted operating cash flows and the inconsistency of the Company's earnings. In fiscal 2000, based on the lack of operating cash flow from operations to support future growth, the inconsistency of the Company's and Consumer Products' earnings, the competitiveness of the industry in supplying customers in the D-I-Y retail market and the cash flow expectations of the business, as compared to the contribution of those product lines, along with the Company's comprehensive financial restructuring plan, the Company wrote off $6.7 million of goodwill at its Consumer Products operation, which relates to two product lines acquired in December 1986 and May 1988. In prior years, the cost of businesses in excess of net assets acquired was being amortized primarily over 40 years using the straight-line method. Goodwill amortization expense totaled $0.3 million in fiscal 2000.

         G.       UNAMORTIZED DEBT ISSUANCE COSTS

         Unamortized debt issuance costs relate to the Company's long-term and short-term debt (See Note 7) and are amortized over the life of the related debt. Amortization expense totaled $0.3 million in fiscal 2002, $0.4 million in fiscal 2001 and $0.8 million in fiscal 2000, and is included in interest expense in the accompanying consolidated statements of operations. The Company incurred an extraordinary charge in fiscal 2001 related to the accelerated amortization of unamortized debt issuance costs (See Note 6).

         H.       PROCUREMENT CHARGES

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

         Prior to the adoption of this standard, the Company reported and expensed these costs in the period paid or incurred. The Company reported certain types of business procurement costs as a separate category in its operating costs. These business procurement costs included costs incurred in connection with a customer's agreement to purchase products from the Company for a specific period, including the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period and
(ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products. The Company classified a third type of business procurement cost as a contra sale in prior years. This type was associated with the purchase of a competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. Beginning in fiscal 2002, the Company began recording all of these business procurement costs as a reduction in sales.

         The Company reduced its net sales by $2.4 million, $2.4 million and $0.65 million in fiscal 2002, 2001 and 2000, respectively, for a combination of the above mentioned procurement costs. Of the amounts in fiscal 2001 and 2000, the

Company previously reported $0.9 million and $1.5 million, respectively, in contra sales, and reclassified $2.1 million and $0.7 million of costs originally recorded as an operating expense as a reduction of net sales.

         I.       FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

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

         J.       FINANCIAL STATEMENT ESTIMATES

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

         K.       EARNINGS PER SHARE

         In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" to be effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, primary earnings per share have been replaced by "basic earnings per share", which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. In fiscal 2002, the Company cancelled all of the outstanding stock options issued pursuant to an Exchange Offer (see Note 13) and the warrants were anti-dilutive due to the stock price being below the strike price of the warrants. For fiscal 2001, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments. In fiscal 2000, the Company was in a loss position and the impact of the options and warrants was anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for these years.

         As further described in Note 12, the Company's shareholders voted in favor of a 1 for 10 reverse stock split, which became effective on February 20, 2001. Accordingly, the share information presented below and on the face of the income statement has been restated to reflect the reverse stock split.

         The number of common shares used to calculate basic and diluted earnings per share are as follows (in thousands):

                                                       2002             2001             2000
                                                       ----             ----             ----
         Basic                                         1,215            1,212            1,207
         Diluted                                       1,215            1,212            1,207


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

3.       COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN / CONFIRMATION OF CHAPTER 11
         FILING

         Over a several year period concluding in fiscal 2001, the Company endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company undertook various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. However, the Company believed that it would have been unable to continue to make all of the interest and principal payments under its debt obligations without the development of a comprehensive financial restructuring plan, which would include the monetization of the value of the shares of the Barnett Common Stock owned by the Company. The key developments in the comprehensive financial restructuring were as follows:

         - On December 13, 1999, the Company and an ad hoc committee (the "Committee") representing the holders of approximately 87.6% of the $92.8 million outstanding principal amount of Waxman Industries' 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes") and approximately 65% of the 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc., a direct wholly-owned subsidiary of the Company, entered into an agreement (the "Debt Reduction Agreement") that provided, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

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

         Included in accrued liabilities at June 30, 2002 and 2001 are accrued restructuring charges in the amount of $980,000.

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

         ASSET IMPAIRMENT: In the fourth quarter of fiscal 2000, Consumer Products recorded an asset impairment charge of $6.7 million related to a write-off of goodwill as required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", for two product lines that were acquired by Consumer Products in December 1986 and May 1988. This charge has been reported as a separate component in operating expenses and reflects the lack of operating cash flow from operations to support future growth, the inconsistency of the Company's and Consumer Products' earnings, the competitiveness of the industry in supplying customers in the D-I-Y retail market and the cash flow expectations of the business, as compared to the contribution of those product lines, along with management's plans associated with the Company's comprehensive financial restructuring plan.

         CLOSURE OF OPERATIONS: During the fourth quarter of fiscal 2000, TWI closed Premier Faucet Corporation, one of its facilities in China that manufactured faucets and faucet components. The closure resulted in a charge of $1.2 million to write down fixed assets and other long term assets to their fair value and provide for miscellaneous costs to close the facility. In addition, the operation recorded a charge of $0.5 million to write down inventory and other assets, which is recorded in cost of sales and $0.4 million to write down accounts receivable, which was charged to sales. The loss from this operation in fiscal 2000 and 1999 amounted to $2.0 million and $0.6 million, respectively.

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

         The Company consolidated Medal's financial information in its results through March 31, 2001. The impact of not consolidating Medal's results would have been to reduce consolidated net sales and improve the Company's net income
(loss) as follows (in thousands, except per share data):

                                               Fiscal 2001         Fiscal 2000
                                               -----------         -----------
          Net sales                               $  3,407            $  4,724
          Net loss                                $   (151)           $   (103)
          Basic and diluted loss per share
                                                  $  (0.12)           $  (0.09)

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

         The Company consolidated WAMI's financial information in its results through March 31, 2000. The impact of not consolidating WAMI's results would have been to reduce the consolidated net sales and net loss for the Company as follows (in thousands, except per share data):

                                               Fiscal 2000
                                               -----------
          Net sales                               $  2,923
          Net loss                                $   (273)
          Basic and diluted loss per share
                                                  $  (0.23)

6.       EXTRAORDINARY ITEMS

         In September 2000, the Company retired Waxman USA's Senior Notes, utilizing a portion of the proceeds from the Barnett Merger. As a result, the Company wrote off $57,000, net of taxes of $38,000, of deferred loan costs associated with these notes.

         In November 2000, the Company reported net extraordinary income of $52.2 million, which included a gain of $56.5 million from the retirement of the Company's $92.8 million of Deferred Coupon Notes at a discount, the write-off of $1.9 million of unamortized debt issuance costs associated with the Deferred Coupon Notes and $2.4 million of expenses associated with the debt restructuring. The Company did not provide a tax provision on the extraordinary gain due to the tax regulations on the treatment of debt defeasance income in a bankruptcy.

7.       DEBT

         A.       LONG-TERM DEBT

         Total other long-term debt consists of the following at June 30, 2002 and 2001 (in thousands of dollars):

                                                                                                        2002        2001
                                                                                                        ----        ----
Bank Agreement                                                                                         $7,298      $9,870

Term Loan maturing in 2005, bearing interest at prime plus 1%, secured by the Company's                 1,100          --
corporate land and building

Capital leases maturing in 2003 to 2006, bearing interest at 6.93% - 17.33%, secured by leased             85         169
equipment

Other debt, maturing in 2002, bearing interest at 5.7%, secured by TWI's land and building                298          --

Other debt, maturing through 2009, bearing interest at 7.4%, secured by TWI's land and building            --         538
                                                                                                      -------    --------

                                                                                                       8,781      10,577
Less:  current portion                                                                                (7,831)    (10,045)
                                                                                                      -------    --------
Long-term debt, net of current portion                                                                  $ 950       $ 532
                                                                                                        =====       =====

         In February 2002, the Company refinanced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002, and replaced it with a working capital and term loan facility from PNC Bank, NA. The Company incurred $0.2 million in early termination fees to Congress Financial Corporation. The PNC Revolving Credit, Term Loan and Security Agreement ("PNC Bank Facility") is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the "Borrowers"). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company's corporate office building of $1,155,000, to be amortized over 7 years. As of June 30, 2002, the Company had $7.3 million in borrowings under the revolving credit line of the facility and had approximately $2.4 million available under such facility.

         The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at June 30, 2002. Borrowings under the PNC Revolving Credit Loan is secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at June 30, 2002. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC Bank, NA to terminate the loan facility under certain circumstances.

         B.       SENIOR SECURED DEFERRED COUPON NOTES

         In November 2000, the Company's Joint Plan became effective and the Company paid its Deferred Coupon Note obligation to the Deferred Coupon Note holders (see Note 3). The Deferred Coupon Notes were issued in May 1994, when the Company exchanged $50 million principal amount of its 13 3/4% Senior Subordinated Notes due June 1, 1999 ("Senior Subordinated Notes") for Deferred Coupon Notes having an initial accreted value of $50 million, along with detachable warrants to purchase 295,000 post-split shares of the Company's common stock. The Deferred Coupon Notes were fully accreted at June 1, 1999, and began accruing cash interest at a rate of 12 3/4% which became payable on December 1, 1999 and semi-annually thereafter.

         The warrants are exercisable through June 1, 2004. As a result of the Company's reverse stock split in February 2001, the original 2.95 million warrants exercisable at $2.45 per share became 295,000 warrants exercisable at $24.50 per share. A portion of the initial accreted value of the Deferred Coupon Notes had been allocated to the warrants and as a result, paid-in capital increased by $2.5 million. The related $2.5 million reduction in the recorded initial accreted value of the Deferred Coupon Notes was being amortized as interest expense over the life of the Deferred Coupon Notes, and was accelerated with the settlement of the Deferred Coupon Notes in connection with the effectuation of the Joint Plan (see Note 3).

         C.       SENIOR NOTES

         On September 29, 2001, the Company redeemed its remaining Senior Notes as part of its Debt Reduction Agreement and comprehensive financial restructuring, paying the principal and interest in full. The Senior Notes were initiated in April 1996, when the Company, through its wholly-owned subsidiary, Waxman USA, consummated an offer to exchange $48.8 million principal amount of Senior Notes for a like amount of the Company's outstanding Senior Subordinated Notes, and in connection therewith solicited consents to certain amendments to the indenture pursuant to which the Senior Subordinated Notes were issued. Approximately $43.0 million of Senior Subordinated Notes were exchanged in fiscal 1996. In fiscal 1997, the Company initiated a similar exchange offer and exchanged an additional $4.9 million of Senior Subordinated Notes, bringing the total amount exchanged to $47.9 million.

         In May 1997, the Company commenced an offer to purchase $12.0 million principal amount of Senior Notes at par (the "Purchase Offer"). The offer expired on July 2, 1997, with $2.5 million of the notes being purchased. On July 3, 1997, the Company called for the redemption of $9.5 million of Senior Notes that had not been tendered in the Purchase Offer, and on August 4, 1997, the Company completed the note redemption. The Company used a portion of the net proceeds from the Barnett Secondary Offering to purchase the Senior Notes. The Company recorded an extraordinary charge of $0.2 million in the first quarter of fiscal 1998 related to the write-off of unamortized deferred financing costs associated with the purchase and redemption of these Senior Notes

         D.       CAPITAL LEASES

         The Company has certain obligations under capital leases which are included in the debt balances in the Long-Term Debt table provided in Note 7A. The obligations under capital leases have fixed interest rates ranging from 6.93% to 7.75% and are collateralized by property, plant and equipment. Property under capitalized leases consists of the following:

                                                                       2002                    2001
                                                                       ----                    ----
         Machinery and equipment                                        432                     411
         Less: Accumulated depreciation                                 280                      93
                                                                      -----                   -----
                                                                      $ 152                   $ 318
                                                                      =====                   =====

         The future minimum rentals for property under capital leases are as follows:

         2003                                                                     $ 73
         2004                                                                        6
         2005                                                                        5
         2006                                                                        5
         2007                                                                        1
                                                                                  ----
         Total minimum lease obligation                                             90
         Less interest                                                               5
                                                                                  ----
         Present value of total minimum lease obligation                          $ 85
                                                                                  ====

         E.       TERM DEBT

         The PNC Bank Facility provides for a Term Loan facility on the Company's corporate office building. The initial loan amount was $1,155,000, to be amortized over 7 years and bears an interest rate of prime plus 1.0%. Monthly principal payments of $13,750 plus interest are made. Since inception, the Company made $55,000 in principal payments and principal payments of $165,000 will be made in each fiscal year beginning with fiscal 2003 through fiscal 2008, with $110,000 being made in fiscal 2009.

         F.       MISCELLANEOUS

         The Company made cash interest payments of $0.6 million, $9.3 million and $11.3 million in fiscal 2002, 2001 and 2000, respectively. The Company made its June 1, 2000 interest payment to the Deferred Coupon Note Holders in September 2000, with a portion of the proceeds from the Barnett Merger as part of an agreement with the Ad Hoc Committee. The Ad Hoc Committee had provided instructions to the Trustee for the Deferred Coupon Notes not to take any action with respect to the failure to pay the June interest payment, pending the anticipated completion of the Barnett Merger. The Company reported interest income of $0.3 million in fiscal 2001, but did not have interest income in fiscal 2002 or fiscal 2000. Prior to fiscal 2001, the Company also had a significant amount of non-cash interest, accrued interest and interest cost from the amortization of deferred financing costs, which made up the balance of the interest expense presented in the accompanying consolidated statements of operations.

         Management believes the carrying value of its bank loan approximates its fair value as it bears interest based upon the bank's prime lending rates.

8.       INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

         The components of income (loss) from continuing operations before income taxes and extraordinary gain are as follows (in thousands of dollars):

                                                                                    Fiscal Year Ended June 30,
                                                                                ----------------------------------
                                                                                  2002          2001          2000
                                                                                  ----          ----          ----
        Domestic                                                                $ (80)       $47,895     $(26,683)
        Foreign                                                                   994          1,611       (2,192)
                                                                                -----        -------     ---------
        Total                                                                   $ 914        $49,506     $(28,875)
                                                                                =====        =======     =========

         The components of the provision for income taxes are (in thousands of dollars):

                                                                                  Fiscal Year Ended June 30,
                                                                                ----------------------------------
        Currently payable:                                                        2002         2001          2000
                                                                                  ----         ----          ----
        U.S. Federal                                                            $  (773)      $   740       $   --
        Foreign, state and other                                                    102           573         (200)
                                                                                -------       -------       ------
             Total current                                                         (671)        1,313         (200)
        Deferred:  State                                                             --           367          173
                                                                                -------       -------       ------
             Total provision                                                    $  (671)      $ 1,680       $  (27)
                                                                                =======       =======       ======

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                              2002         2001          2000
                                                              ----         ----          ----
        U.S. statutory rate                                  35.0%        35.0%         35.0%
        Domestic losses not benefited                           --           --        (21.5)
        State taxes, net                                       1.8          0.8           0.4
        Goodwill amortization                                   --           --         (9.6)
        Foreign tax items                                   (13.0)        (0.6)         (3.1)
        Change in valuation allowance                           --       (32.0)           --
        Change in tax law                                   (84.6)           --            --
        Nondeductible compensation                              --           --            --
        Original issue discount                                 --           --         (0.9)
        Other, net                                          (12.6)          0.2         (0.2)
                                                          --------      -------      --------
             Effective tax rate                            (73.4)%         3.4%          0.1%
                                                           =======         ====          ====

         The deferred tax assets and liabilities as of June 30, 2002 and 2001 are as follows (in thousands of dollars):

                                                                  2002         2001
                                                                  ----         ----
Net operating loss carryforwards                               $ 6,082      $ 6,130
Accrued expenses                                                    97          163
Inventories                                                        409          405
Accounts receivable                                                188          188
Procurement costs                                                  910        1,005
Alternative minimum tax credit                                     718        1,743
Other                                                              472          448
                                                               -------      -------
    Deferred tax asset                                           8,876       10,082
                                                               -------      -------
Property                                                         (941)        (962)
                                                              --------      -------
    Deferred tax liabilities                                     (941)        (962)
                                                                 -----        -----
    Net deferred tax asset                                       7,935        9,120
    Valuation allowance                                        (7,935)      (9,120)
                                                               -------      -------
                                                              $     --      $    --
                                                              ========      =======

         SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset as of June 30, 2002, the Company considered the historic performance of the Company and uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2002 and 2001, the Company's net deferred tax assets were fully offset by a valuation allowance. At June 30, 2002, the Company had $17.4 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2022.

         In fiscal 2002, the Company recorded a net tax benefit of $0.7 million, which represents a tax benefit of $0.8 million for a change in tax law related to the carryforward of an alternative minimum tax net operating loss to fiscal 2001, a benefit of $0.1 million for the reversal of tax reserves related to the 2001 financial restructuring and a provision for various state and foreign taxes. The fiscal 2001 provision for income taxes amounted to $1.7 million. The Company's tax provision for fiscal 2001 provided for federal taxes based on the alternative minimum tax method and for state and various foreign taxes. The Company utilized a portion of its net operating loss carryforwards in fiscal 2001 to offset its federal tax due based on the regular method of computing tax liability. In addition to the net operating losses utilized, the Company's net operating loss carryforward and alternative minimum tax credit carryforward were reduced as a result of the bankruptcy. In fiscal 2001, the Company did not record a tax provision on the extraordinary gain from the defeasance of debt due to its favorable treatment in a bankruptcy.

         Undistributed earnings of the Company's foreign operations was approximately $1.0 million for fiscal 2002. These earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal or state taxes have been provided.

         The Company made no federal income tax payments in fiscal 2002 and 2000, but made payments of $0.8 for fiscal 2001. The Company's foreign operations made payments of $0.1 million in fiscal 2002, as compared to $0.1 million and $0.2 million for fiscal 2001 and fiscal 2000, respectively. The Company paid approximately $114,000, $330,000 and $914,000 in state taxes for fiscal 2002, 2001 and 2000, respectively. Refunds received totaled $28,000 in fiscal 2002, $6,000 in fiscal 2001 and $445,000 in fiscal 2000.

9.       LEASE COMMITMENTS

         The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2008.

         Future minimum rental payments are as follows (in thousands of dollars):

                  2003                                    $  942
                  2004                                       822
                  2005                                       710
                  2006                                       678
                  2007                                       672
                  Thereafter                                 606
                                                          ------
                                                          $4,430
                                                          ======

         Total rent expense charged to operations was $0.9 million, $0.8 million and $1.5 million in fiscal 2002, 2001 and 2000, respectively. Consumer Products leases certain warehouse space from related parties. Related parties' rent expense totaled $0.3 million in each of fiscal 2002, fiscal 2001 and fiscal 2000. Those related party relationships consist of the following:

         - Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of the building used by Consumer Products for its executive offices, administrative functions and, until the move of the warehouse to Groveport, Ohio, one of its distribution facilities. Rent expense under this lease was $326,712 in each of fiscal 2002, 2001 and 2000. All but 97,000 square feet of the warehouse portion of this facility was subleased to Handl-it, Inc. (see Note 10 for information regarding related party ownership of Handl-it) through the June 30, 2002 term of the lease. Consumer Products renewed the lease for the 9,000 square feet of office space and 20,000 square feet of warehouse space that it uses effective July 1, 2002.

         - Handl-it Inc., a corporation owned by John S. Peters, a director and consultant to the Company, together with certain other members of his family, Melvin Waxman and Armond Waxman, sublet warehouse space from Consumer Products through June 30, 2002. The Company reported rental income from Handl-it, Inc. of $191,079, $290,496 and $290,970 in fiscal 2002, 2001 and
                  2000, respectively, for subleasing the warehouse in Bedford Hts., Ohio. See Note 10 for additional information regarding this related party transaction.

         - From July 1, 1999 through April 2001, WAMI Sales utilized Handl-it Inc. to provide all warehousing, labor and shipping functions in Cleveland, Ohio for a fee equal to a percentage of monthly sales plus other direct expenses from this operation. The charge amounted to $67,000 in fiscal 2001 and $74,000 in fiscal 2000. The Company believes these terms are comparable to those that would be available from unaffiliated third parties.

10.      RELATED-PARTY TRANSACTIONS

         The Company purchases certain products, which it can not manufacture with its existing operations, from WDI International, Inc., a company owned in part by certain members of the Waxman family and other non-affiliated individuals. In fiscal 2002, 2001 and 2000, purchases from WDI International amounted to $1.6 million, $1.7 million and $3.7 million, respectively. The Company believes that the prices it receives are on terms comparable to those that would be available from unaffiliated third parties.

         The Company leases certain facilities from Aurora Investment Co., a partnership owned by members of the Waxman family (see Note 9 for additional information regarding this arrangement). Aurora Investments developed the building currently leased by Consumer Products for office and warehouse space in Bedford Hts., Ohio. The lease, which expired on June 30, 2002, was renewed for the office area and a portion of the warehouse being used by Consumer Products for a period of 5 years. Rent expense under this lease was $326,712 in each of fiscal 2002, 2001 and 2000. All but 97,000 square feet of the warehouse portion of this facility was subleased to Handl-it, Inc. (see below for information regarding affiliated ownership of Handl-it Inc.) through the June 30, 2002 term of the lease. Beginning in fiscal 2003, Consumer Products's annual payment to Aurora Investments Co. will be approximately $96,000 for lease of 9,000 square feet of office space and 20,000 square space of warehouse space.

         At June 30, 2002 and 2001, the Company had the following receivables from related parties (in thousands):

                              Related Party                           2002           2001
                              -------------                           ----           ----
         Melvin Waxman, Co-CEO                                             $ 60          $  60
         Armond Waxman, Co-CEO                                              135             86
         Waxman Development                                                  84             72
         Aurora Investments Co.                                              71             71
         Handl-it Inc.                                                      134             99
         All other related parties                                           64             64
                                                                          -----          -----
              Total                                                        $548          $ 452
                                                                           ====          =====

         All of the related party notes receivable are documented by a promissory note, which will begin to bear interest in July 2002 at the minimum rates established by the Internal Revenue Service to avoid imputed interest attribution. Principal payments of $10,000 will be made by each officer beginning in fiscal 2003, as well as quarterly interest payments. The receivable from Waxman Development relates to a real estate development venture initially formed to build facilities for Barnett, a former affiliate, and other operations. The Barnett stock owned by the Company was disposed of in September 2000. The promissory notes for Waxman Development and Aurora Investments bear interest at the minimum rates established by the Internal Revenue Service to avoid imputed interest. Aurora Investments has been paying interest, while Waxman Development will begin to pay interest in fiscal 2003. Principal payments on the Aurora Investments and Waxman Development notes begin in fiscal 2007 and are payable over a ten year period.

         Handl-it Inc., a corporation owned by John S. Peters, a director and consultant to the Company, together with another member of his family, and Melvin Waxman and Armond Waxman, sublet warehouse space in Bedford Hts., Ohio from Consumer Products through June 30, 2002. In order to facilitate Consumer Products move to a more efficient warehouse that was also logistically beneficial in serving their customer base, Handl-it agreed to sublease 97,000 square feet of office space, which it would attempt to utilize for the warehousing needs of its customers. Due to the prolonged economic downturn in this area, Handl-it was unable to fully utilize the warehouse, and negotiated an adjustment with Consumer Products to offset its revenue shortfall for this warehouse. Accordingly, Consumer Products reduced its rental charge to Handl-it by approximately $99,000, and received concessions of $26,000 over the next 26 months from Aurora Investments. The Company charged Handl-it, Inc. $191,079 in fiscal 2002 (after the rent adjustment), $290,496 in fiscal 2001 and $290,970 in fiscal 2000 for the subleasing of warehouse space. At June 30, 2002 and 2001, Handl-it owed Consumer Products $134,000 and $99,000 in unpaid rent, respectively, which is evidenced by a promissory note, which bears interest at a rate of 5.25% per annum. Effective July 1, 2002, Consumer Products entered into an agreement to sublease 17,000 square feet of space from Handl-it at a monthly charge of $5,100. Consumer Products will offset the receivable it has from Handl-it by the future monthly rental payments that would otherwise be paid to Handl-it until the receivable has been repaid. Consumer Products also utilizes Con-Pak Inc., an outside packaging operation, in certain instances where the packaging can not be performed by the Company's operations in Asia. Con-Pak, Inc. was acquired by Handl-it in 1999, received $377,599, $234,368 and $110,577 for these services in fiscal 2002, 2001 and 2000, respectively. Consumer Products also paid Handl-it Inc. approximately $27,000 and $40,000 for the cost of transportation of products in fiscal 2001 and 2000, respectively. Handl-it is also compensated for the consulting services provided to the Company by Mr. Peters, which amounted to approximately $115,000, $73,000 and $45,000 in fiscal 2002, 2001 and 2000, respectively.

         Melvin Waxman and Armond Waxman are directors and co-owners of Handl-it, and each received director fees of $8,000 and consulting income of $20,000 from Handl-it in the twelve months ended June 30, 2002.

11.      RETIREMENT PLANS

         The eligible employees of the Company's corporate office and certain domestic subsidiaries of the Company participate in a trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by the Company's Board of Directors. There were no profit sharing contributions in fiscal 2002, 2001 or 2000; however, the Company contributed a 50% match of up to the first 4% of salary deferral by employees, which amounted to $0.1 million in fiscal 2002, 2001 and 2000. The Company's domestic operations currently offers no other retirement, post-retirement or post-employment benefits. Beginning July 1, 2002, the Company modified the 401(k) retirement plan to meet the

Department of Labor's Safe Harbor Match provisions. Accordingly, the Company match will increase to 100% of the first 3% and 50% for the next 2% of deferral by employees. Under the new provisions, all contributions are 100% vested.

         The Company's operation in Taiwan has a retirement plan covering all regular employees, which provides for payment of benefits based on length of service and basic pay at the time of retirement, making a monthly contribution of 2% of salary and wages to the retirement fund. Contributions approximated $20,000 in fiscal 2002 and 2001 and $48,000 in fiscal 2000.

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

         The Company is authorized to issue two million shares of preferred stock in series, with terms fixed by resolution of the Board of Directors. No preferred shares have been issued as of June 30, 2002.

         On February 6, 2001, the Company's shareholders approved a 1 for 10 reverse stock split, which became effective on February 20, 2001 (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every ten shares of the Company's common stock and class B common stock were converted into one share of common stock and class B common stock, respectively. The Company did not issue certificates for fractional shares. Instead, shareholders who otherwise were entitled to a fractional share received a full share for such fractional share interest. The Company did not change the par value or number of authorized shares of Common Stock or Class B Common Stock under its Certificate of Incorporation, which is set at 22,000,000 shares of Common Stock and 6,000,000 shares of Class B Common Stock.

         On the record date for the Reverse Stock Split, there were 9,976,974 shares of Common Stock and 2,141,496 shares of Class B Common Stock outstanding (not considering the effect of the proposed Reverse Stock Split). An additional 1,800,000 shares of Common Stock had been reserved for issuance under the 1992 Stock Option Plan, 100,000 shares of Common Stock had been reserved for issuance under the 1996 Non-employee Director Incentive Plan and 500,000 shares of Common Stock had been reserved for issuance under the Stock Appreciation Rights Plan. In addition, 2,142,058 shares of Common Stock had been reserved for issuance upon conversion of the Class B Common Stock. Each of these amounts decreased ten-fold as a result of the Reverse Stock Split, and the exercise price of the options issued under the aforementioned plans have been multiplied by ten.

         As a result of the Reverse Stock Split, the number of shares purchasable upon exercise of the warrants issued to the holders of the Company's former Deferred Coupon Notes (the "Warrants") were adjusted. The pre-split Warrants representing the rights of the holders to purchase an aggregate of 2,950,000 Warrant Shares at $2.45 per share became, on a post-split basis, the right to purchase an aggregate of 295,000 Warrant Shares at $24.50 per share.

         Each stockholder's percentage share of total voting rights in the Company was the same as it was prior to the Stock Split, except for the de minimus effect of certain stockholders receiving an additional share of Common Stock or Class B Common Stock in lieu of fractional shares. The number of additional shares issued in lieu of fractional shares increased the number of post-split shares by 154 for the Common Stock and 49 for the Class B Common Stock. There was no change in the number of stockholders as a result of the Stock Split. The Company expects to seek stockholder approval at the 2002 Annual Meeting to reduce the number of authorized shares of Common Stock, Class B Common Stock and Preferred Stock.

         The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB"), which is expected to cease as an exchange in 2003. The Nasdaq has advised companies that it expects to establish a new Bulletin Board Exchange (the "BBX") with improved order processing and automatic trading features. The Company is evaluating the criteria to be listed on this and other exchanges, and expects that its stock will continue to be listed on an exchange.

13. STOCK OPTION PLANS, RESTRICTED SHARE PLANS, STOCK APPRECIATION RIGHTS AND EMPLOYEE STOCK PURCHASE PLAN

         In December 2001, the Company's Board of Directors (including directors who are controlling shareholders) of the Company, voted to establish a new stock incentive plan (the "2002 Stock Incentive Plan") and to submit the plan for shareholder approval at the Company's 2002 Annual Meeting of Shareholders. The 2002 Stock Incentive Plan reserves

275,000 shares of Common Stock to replace existing stock options and Stock Appreciation Rights, and for future grants to attract, reward and provide incentive to the Company's officers, directors, employees and consultants.

         In December 2001, the Company offered to exchange a promise to grant new options under the 2002 Stock Incentive Plan for an equivalent number of options under the Company's prior equity incentive plans (the "Exchange Offer"). The Exchange Offer provided current option holders the opportunity to cancel options they had under The 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan") and the 1994 Non-Employee Directors Stock Option Plan (the "1994 Non-Employee Director Plan") for an equivalent number of options under the 2002 Stock Incentive Plan. On January 8, 2002, the Exchange Offer expired with all of the offerees accepting the offer. The stock options and stock appreciation rights (which were exchanged on terms substantially the same as in the Exchange Offer) were cancelled on January 9, 2002. The replacement options were granted on July 10, 2002 (six months and one day after the expiration of the Exchange Offer to preserve fixed accounting for the options). In connection with the successful completion of the Exchange Offer, the 1992 Stock Option Plan and the 1994 Non-Employee Director Plan were terminated.

         In fiscal 1996, the Board of Directors adopted the 1996 Non-Employee Directors Restricted Share Plan (the "1996 Plan"). Pursuant to the 1996 Plan, 500 restricted shares of Common Stock were granted to each non-employee director for each five years of service as a director. The restricted shares vest on the last day of the second consecutive year during which the individual served as a director after the date of the award. There were no awards made since fiscal 1998 and effective December 2001, the 1996 Plan was terminated.

         Also in fiscal 1996, the Stock Option Committee granted Stock Appreciation Rights ("SAR") for 20,000 shares to each of the Co-Chief Executive Officers of the Company and for 10,000 shares to the President of Consumer Products, in each case at a base price of $33.75. Each SAR was scheduled to expire ten years from the date of grant and vested in whole, three years after the date of grant. Each SAR was exercisable, at the election of the grantee, for either cash or Common Stock. Due to the market price of the Company's stock being below the exercise price of the SAR's, no expense had been recorded for the value of this plan since fiscal 1997. The SAR's were cancelled in January 2002.

         In fiscal 1994, the Board of Directors of the Company adopted the 1994 Non-Employee Directors Option Plan pursuant to which each current non-employee director of the Company was granted an option to purchase an aggregate of 2,000 shares of the Company's Common Stock the current market price at that time. Until their cancellation in January 2002 pursuant to the Exchange Offer (described below), 3 persons held 5,000 options at an average price of $22.50.

         The Company applied APB Opinion No. 25 and related Interpretations in accounting for these stock options. Accordingly, no compensation costs had been recognized for these stock based compensation awards. The 1992 Stock Option Plan authorized the issuance of an aggregate of 180,000 shares of Common Stock in the form of stock options to officers and key employees of the Company or its subsidiaries. Under the terms of the 1992 Stock Option Plan, all options granted were at an option price not less than the market value at the date of grant and were exercisable for a period not exceeding 10 years from the date of grant. In January 2002, the Company cancelled 130,155 options held by 33 persons at an average price of $21.75, pursuant to the Exchange Offer.

         Pro forma net income and earnings per share for the fiscal years ended June 30, 2001 and 2000 assuming compensation costs for the Company had been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", are presented in the following table (in thousands of dollars, except per share data), while fiscal 2002 results are not presented since all stock based compensation plans were terminated.

                  Pro forma net income and earnings per share             2001            2000
                  -------------------------------------------             ----            ----
             Net income (loss) as reported                                 $100,808        $(28,848)
             Pro forma net income (loss)                                   $ 98,970        $(29,102)

             Basic and diluted income (loss) per share as reported         $  82.55        $ (23.91)
             Pro forma basic and diluted income (loss) per share           $  82.48        $ (24.12)

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

         Changes in stock options outstanding for the 1992 Stock Option Plan and the 1994 Non-Employee Directors Stock Option Plan are as follows (in thousands, except per share prices), with no options being outstanding at June 30, 2002:

                                         1992 Plan -                         1994 Plan -
                                          Shares        Option Price         Shares        Option Price
    Stock Options                        Outstanding    Per Share            Outstanding   Per Share
    -------------                        -----------    ---------            -----------   ---------
    Balance - June 30, 1999                 151      $10.00 - $56.25             5           $22.50
    Granted                                   9                $4.10            --               --
    Exercised                                --                   --            --               --
    Expired or terminated                  (17)      $ 4.10 - $40.63            --               --
                                           ----                               ----
    Balance - June 30, 2000                 143      $10.00 - $56.25             5           $22.50
    Granted                                  --                   --            --               --
    Exercised                                --                   --            --               --
    Expired or terminated                  (13)      $ 4.10 - $56.25            --               --
                                           ----                               ----
    Balance - June 30, 2001                 130      $ 4.10 - $56.25             5           $22.50
    Granted                                  --                   --            --               --
    Exercised                                --                   --            --               --
    Expired or terminated                 (130)       $4.10 - $56.25           (5)           $22.50
                                          -----                               ----
    Balance - June 30, 2002                  --                                 --
                                          =====                               ====

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

                                                                         Corporate and
                                            Retail       Non-Retail         Other         Elimination        Total
                                            ------       ---------          -----         -----------        -----
Reported net sales:
Fiscal 2002                             $   52,643       $  25,638               --         $  (7,856)     $   70,425
Fiscal 2001                                 54,759          24,177               --            (7,566)         71,370
Fiscal 2000                                 60,361          30,597               --           (10,248)         80,710

Operating income (loss):
Fiscal 2002                             $    4,039       $     588      $    (2,990)               --      $    1,637
Fiscal 2001                                  1,459             628           (2,720)               --            (633)
Fiscal 2000                                (11,578)           (857)          (2,928)               --         (15,363)

Identifiable assets:
June 30, 2002                           $   27,474       $   9,892      $      5,930               --      $   40,296
June 30, 2001                               26,907           9,135             4,790               --          40,832

         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $35.3 million, $34.5 million and $40.2 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Of these amounts, approximately $7.9 million, $7.6 million and $10.2 million were intercompany sales for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Identifiable assets for the foreign operations were $13.5 million and $12.6 million at June 30, 2002 and 2001, respectively.


                       SUPPLEMENTARY FINANCIAL INFORMATION

         Quarterly Results of Operations:

         Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2002 and 2001 (in thousands, except per share amounts).

FISCAL 2002                                                   1ST QTR.        2ND QTR.        3RD QTR.      4TH QTR.
-----------                                                   --------        --------        --------      --------
Net sales                                                      $ 18,733       $ 18,116      $ 15,552       $ 18,024
Gross profit                                                      6,055          5,606         5,445          6,066
Operating income (loss)                                             896            656           166            (81)
Income before provision (benefit) for income taxes                  658            472            24           (240)
Net income (loss)                                              $    584       $    384      $    673       $    (56)
Basic loss per share:
   Net income                                                  $   0.48       $   0.32      $   0.55       $  (0.05)
Diluted loss per share:
   Net income                                                  $   0.48       $   0.32      $   0.55       $  (0.05)

FISCAL 2001                                                    1ST QTR.       2ND QTR.      3RD QTR.       4TH QTR.
-----------                                                    --------       --------      --------       --------
Net sales                                                      $ 17,289       $ 17,660      $ 19,974       $ 16,447
Gross profit                                                      5,093          5,687         6,410          4,290
Restructuring and impairment charges                                350             --            --             --
Operating income (loss)                                            (916)           234           645           (596)
Gain on sale of Barnett, net                                     47,473             --            --             --
Loss on sale of Medal, net                                           --             --        (1,105)            --
Amortization of U.S. Lock gain                                    7,815             --            --             --
Income (loss) before provision (benefit) for income taxes
And extraordinary items                                          51,017            157          (798)          (870)
Extraordinary items                                                 (57)        52,279            --             --
Net income (loss)                                              $ 48,210       $ 52,636      $   (848)      $     50


FISCAL 2001
-----------
Basic loss per share:                                          $  39.83       $   0.29      $  (0.70)      $   0.04
   Net income (loss) before extraordinary items
   Extraordinary items                                             (.05)         43.14            --             --
                                                               --------       --------      --------       --------
   Net income (loss)                                           $  39.78       $  43.43      $  (0.70)      $   0.04
                                                               ========       ========      ========       ========

Diluted loss per share:
   Net income (loss) before extraordinary items                $  39.83       $   0.29      $  (0.70)      $   0.04
   Extraordinary items                                            (0.05)         43.14            --             --
                                                               --------       --------      --------       --------
   Net income (loss)                                           $  39.78       $  43.43      $  (0.70)      $   0.04
                                                               ========       ========      ========       ========

         In fiscal 2002, the Company adopted a FASB Emerging Issues Task Force pronouncement and began to record all business procurement charges as an offset to sales, with prior period results being restated. There was no impact on operating income or net income since the Company previously reported business procurement costs as a contra sale or an operating expense in prior years. Net income for the fiscal 2002 third quarter were affected by a $0.8 million tax benefit for a change in the tax law. Operating income for the fiscal 2002 third quarter was affected by $246,000 in SG&A expenses associated with the write-off of costs and early termination of the bank facility with Congress Financial. If the fiscal 2002 fourth quarter, the Company reported foreign exchange losses due to the weakening U.S. Dollar of approximately $228,000, as compared to exchange gains of $317,000 in the same period last year.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL
         DISCLOSURE

                                 Not applicable


                                    PART III

         Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 2002 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)   (1)  The following consolidated financial statements are included in Part II, Item 8:

                Report of Independent Public Accountants

                Balance Sheets--June 30, 2002 and 2001

                Statements of Operations--For the Years Ended June 30, 2002, 2001 and 2000

                Statements of Stockholders' Equity--For the Years Ended June 30, 2002, 2001 and 2000

                Statements of Cash Flows--For the Years Ended June 30, 2002, 2001 and 2000

                Notes to Financial Statements For the Years Ended June 30, 2002, 2001 and 2000

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

     4.10* Revolving Credit, Term Loan and Security Agreement, dated as of February 13, 2002, by and among PNC Bank, National Association, as Lender and as Agent, and Waxman Industries, Inc., Waxman Consumer Products Group Inc., Waxman USA Inc. and WAMI Sales, Inc., as Borrowers (Exhibit 10.1 on Report 8-K filed February 27, 2002, incorporated herein by reference).

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

     10.7* Waxman Industries, Inc. 2002 Stock Incentive Plan, adopted as of December 6, 2001 (Exhibit 8 to Schedule to Tender Offer Statement filed on December 7, 2001, incorporated herein by reference).

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

     21.1* Subsidiaries (Exhibit 21.1 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

     23.1       Consent of Meaden & Moore, Ltd.


     99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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

                                       WAXMAN INDUSTRIES, INC.
                                       -----------------------

August 27, 2002                         By:      /s/  Armond Waxman
                                                 ------------------------
                                                 Armond Waxman
                                                 President,
                                                 Co-Chief Executive Officer
                                                 and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


August 27, 2002                                  /s/  Melvin Waxman
                                                 -------------------------
                                                 Melvin Waxman
                                                 Chairman of the Board,
                                                 Co-Chief Executive Officer
                                                 and Director


August 27, 2002                                  /s/  Armond Waxman
                                                 -----------------------
                                                 Armond Waxman
                                                 President,
                                                 Co-Chief Executive Officer
                                                 and Director


August 27, 2002                                  /s/  Mark W. Wester
                                                 -----------------------
                                                 Mark W. Wester
                                                 Chief Financial Officer
                                                 and Senior Vice President
                                                 (principal accounting officer)


August 27, 2002                                  /s/  Judy Robins
                                                 -----------------------------
                                                 Judy Robins, Director


August 27, 2002                                  /s/  Irving Z. Friedman
                                                 -----------------------------
                                                 Irving Z. Friedman, Director


August 27, 2002                                  /s/  Laurence S. Waxman
                                                 --------------------------
                                                 Laurence S. Waxman, Director


August 27, 2002                                  /s/  John S. Peters
                                                 -------------------------
                                                 John S. Peters, Director


August 27, 2002                                  /s/  Mark Reichenbaum
                                                 --------------------------
                                                 Mark Reichenbaum, Director




49