Form 10-Q
period 2002-09-30
WAXMAN INDUSTRIES INC
filed 2002-10-31
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                                              ------------------

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

                                 (440) 439-1830
                                 ---------------
               (Registrant's Telephone Number Including Area Code)

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

1,003,990 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of October 25, 2002.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 2002 and 2001...............................................     3

            Condensed Consolidated Balance Sheets - September 30, 2002 and June 30, 2002.................     4 -5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 2002 and 2001...............................................     6

            Notes to Condensed Consolidated Financial Statements.........................................     7 - 10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................................................     11 - 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................     14

Item 4.  Controls and Procedures.........................................................................     14

PART II. OTHER INFORMATION

Item 5.  Other Information...............................................................................     15

Item 6.  Exhibits and Reports on Form 8-K................................................................     15


SIGNATURES...............................................................................................     15

CERTIFICATIONS ..........................................................................................     16 - 18

EXHIBIT INDEX............................................................................................     19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS
                                                                                  2002             2001
                                                                                  ----             ----
Net sales                                                                    $  18,208        $  18,733

Cost of sales                                                                   12,283           12,678
                                                                             ---------         --------
Gross profit                                                                     5,925            6,055

Selling, general and administrative expenses                                     5,343            5,159
                                                                             ---------         --------

Operating income                                                                   582              896

Interest expense, net                                                              124              238
                                                                              --------         --------
Income before income taxes and extraordinary charge                                458              658

Provision for income taxes                                                         109               74
                                                                             ---------         --------

Net income                                                                  $      349        $     584
                                                                             =========         ========

Other comprehensive income:
Foreign currency translation adjustment                                           (218)              19
                                                                             ---------         --------
Comprehensive income                                                        $      131        $     603
                                                                             =========         ========

Net income per share (basic and diluted)                                    $     0.29        $    0.48
                                                                             =========         ========

Weighted average shares and equivalents                                          1,218            1,212
                                                                             =========         ========


      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 2002 AND JUNE 30, 2002

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                   September 30,               June 30,
                                                                                       2002                      2002
                                                                                    (UNAUDITED)                (AUDITED)
                                                                                    -----------               ----------
         CURRENT ASSETS:
           Cash and cash equivalents                                                 $     777                  $ 1,420
           Trade receivables, net                                                       11,617                   11,529
                Other receivables                                                          962                    1,979
           Inventories                                                                  10,433                   10,497
           Prepaid expenses                                                              1,748                    1,902
                                                                                      --------                  -------
             Total current assets                                                       25,537                   27,327
                                                                                      --------                  -------

         PROPERTY AND EQUIPMENT:
           Land                                                                            543                      554
           Buildings                                                                     4,622                    4,662
           Equipment                                                                    11,989                   11,427
                                                                                      --------                  -------
                                                                                        17,154                   16,643
           Less accumulated depreciation and amortization                              ( 8,609)                  (8,302)
                                                                                     ---------                ---------
                 Property and equipment, net                                             8,545                    8,341
                                                                                     ---------                ---------

         CASH SURRENDER VALUE OF OFFICER'S LIFE INSURANCE POLICIES                       3,284                    3,265
         UNAMORTIZED DEBT ISSUANCE COSTS, NET                                              293                      315
         NOTES RECEIVABLE FROM RELATED PARTIES                                             558                      574
         OTHER ASSETS                                                                      689                      474
                                                                                     ---------                ---------
                                                                                    $   38,906               $   40,296
                                                                                     =========                =========


      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 2002 AND JUNE 30, 2002

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      September 30,              June 30,
                                                                                          2002                     2002
                                                                                       (UNAUDITED)               (AUDITED)
                                                                                       ------------              ---------
       CURRENT LIABILITIES:
         Short-term borrowings                                                         $     6,536              $    7,596
         Current portion of long-term debt                                                     205                     235
         Accounts payable                                                                    6,425                   6,754
         Accrued liabilities                                                                 3,916                   3,975
                                                                                        ----------               ---------
             Total current liabilities                                                      17,082                  18,560
                                                                                        ----------               ---------

       TERM DEBT - LONG-TERM PORTION                                                           894                     935

       OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                             13                      15

       STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value per share:
           Authorized and unissued 2,000 shares                                                  -                       -
         Common Stock, $.01 par value per share:
           Authorized 22,000 shares; Issued xxx at September 30, 2002
           and June 30, 2002                                                                    99                      99
         Class B common stock, $.01 par value per share:
           Authorized 6,000 shares; Issued xxx at September 30, 2002
           and June 30, 2002                                                                    21                      21
         Paid-in capital                                                                    21,760                  21,760
         Retained earnings (deficit)                                                           226                    (123)
                                                                                        ----------               ----------
                                                                                            22,106                  21,757
         Accumulated other comprehensive income                                             (1,189)                   (971)
                                                                                        ----------               ---------

           Total stockholders' equity                                                       20,917                  20,786
                                                                                        ----------               ---------
                                                                                       $    38,906              $   40,296
                                                                                        ==========               =========


      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                  2002         2001
                                                                               ---------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   349       $   584
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Non-cash interest                                                              31            39
      Depreciation and amortization                                                 355           377
  Changes in assets and liabilities:
    Trade receivables, net                                                          (88)         (819)
    Inventories                                                                      64           697
    Other assets                                                                    953          (226)
    Accounts payable                                                               (329)       (1,108)
    Accrued liabilities                                                             (59)          352
    Other, net                                                                     (149)           19
                                                                                -------       -------
      Net Cash Provided by (Used) in Operating Activities                         1,127           (85)
                                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                        (628)         (263)
                                                                                -------       -------
      Net Cash Used in Investing Activities                                        (628)         (263)
                                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term borrowings                                            (1,060)        1,005
  Debt issuance costs                                                                (9)           --
  Repayment of long-term debt                                                       (73)          (29)
                                                                                -------       -------
      Net Cash (Used in) Provided by
        Financing Activities                                                     (1,142)          976
                                                                                -------       -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (643)          628

BALANCE, BEGINNING OF PERIOD                                                      1,420           740
                                                                                -------       -------

BALANCE, END OF PERIOD                                                          $   777       $ 1,368
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

                               SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation.

         The condensed consolidated statements of operations for the three months ended September 30, 2002 and 2001, the condensed balance sheet as of September 30, 2002 and the condensed statements of cash flows for the three months ended September 30, 2002 and 2001 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2002 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2002 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances are eliminated in consolidation. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

        The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan. Consumer Products and WAMI Sales utilize the Company's and non-affiliated foreign suppliers.

NOTE 3 - PROCUREMENT CHARGES

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

         Prior to the adoption of this standard, the Company reported and expensed these costs in the period paid or incurred. The Company reported certain types of business procurement costs as a separate category in its operating costs. These business procurement costs included costs incurred in connection with a customer's agreement to purchase products from the Company for a specific period, including the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period and
(ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company's products. The Company classified a third type of business procurement cost as a contra sale in prior years. This type was associated with the purchase of a competitor's merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. Beginning in fiscal 2002, the Company recorded all of these business procurement costs as a reduction in sales.

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

         SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered its historic performance and the uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2002, the Company's net deferred tax assets were fully offset by a valuation allowance, and the Company continues to believe that the Company's net deferred tax assets should continue to be offset by a valuation allowance. In the fiscal 2003 first quarter, the Company recorded a tax provision of $0.1 million, which represents various state and foreign taxes. The Company will continue to analyze the trends in the operating results of its domestic operations to assess the realizability of its deferred tax asset in fiscal 2003.

         At June 30, 2002, the Company had $17.4 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments during the three months ended September 30, 2002 and 2001 included interest of $0.1 million and $0.3 million, respectively. The Company made no federal income tax payments in the first quarters of fiscal 2003 or fiscal 2002; however, the Company received a federal tax refund of $0.8 million in the quarter ended September 30, 2002. The tax benefit, which was reported in fiscal 2002, represented the change in tax law relating to use of a alternative minimum tax net operating loss carryforward. The Company paid approximately $4,000 and $24,000 in state taxes and $18,000 and $23,000 in foreign taxes for the three months ended September 30, 2002 and 2001, respectively.

NOTE 6 - EARNINGS PER SHARE

         Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. For the quarters ended September 30, 2002 and 2001, the impact of the options and warrants is anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):

                                                Three months     Three months
                                                    ended            ended
                                                 September 30,    September 30,
                                                     2002             2001
                                                     ----             ----
         Basic                                       1,218           1,212
         Diluted                                     1,218           1,212

         Basic                                       1,218           1,212
              Dilutive effect of:
                  Stock options                         --              --
                  Warrants                              --              --
                                                     -----           -----
         Diluted                                     1,218           1,212


NOTE 7 - SEGMENT INFORMATION

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

                                                                     CORPORATE
                                         RETAIL      NON-RETAIL      AND OTHER       ELIMINATION        TOTAL
                                         ------      ----------      ----------      -----------        -----
Reported net sales:
Fiscal 2003 three months                $ 12,187      $  7,748             --        $  (1,727)       $ 18,208
Fiscal 2002 three months                  14,092         6,825             --           (2,184)         18,733


Operating income (loss):
Fiscal 2003 three months                $    988      $    342        $   (748)            --         $    582
Fiscal 2002 three months                   1,366           243            (713)            --              896


Identifiable assets:
September 30, 2002                      $ 23,137      $ 10,760        $  5,009             --         $ 38,906
June 30, 2002                             27,474         9,892           5,930             --           40,296


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $9.7 million and $9.2 million for the first quarter of fiscal 2003 and 2002, respectively. Of these amounts, approximately $1.7 million and $2.2 million were intercompany sales for the first quarter of fiscal 2003 and 2002, respectively. Identifiable assets for the foreign operations were $13.3 million and $13.5 million at September 30, 2002 and June 30, 2002, respectively.


NOTE 8 - STOCK OPTION PLAN

         In December 2001, the Company's Board of Directors (including directors who are controlling shareholders) of the Company, voted to establish a new stock incentive plan (the "2002 Stock Incentive Plan") and to submit the plan for shareholder approval at the Company's 2002 Annual Meeting of Shareholders. The 2002 Stock Incentive Plan reserves 275,000 shares of Common Stock to replace existing stock options and Stock Appreciation Rights, and for future grants to attract, reward and provide incentives to the Company's officers, directors, employees and consultants.

         In December 2001, the Company offered to exchange a promise to grant new options under the 2002 Stock Incentive Plan for an equivalent number of options under the Company's prior equity incentive plans (the "Exchange Offer"). The Exchange Offer provided option holders the opportunity to cancel options they had under the 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan") and the 1994 Non-Employee Directors Stock Option Plan (the "1994 Non-Employee Director Plan") for an equivalent number of options under the 2002 Stock Incentive Plan. On January 8, 2002, the Exchange Offer expired with all of the offerees accepting the offer. The stock options and stock appreciation rights (which were exchanged on terms substantially the same as in the Exchange Offer) were cancelled on January 9, 2002. In connection with the successful completion of the Exchange Offer, the 1992 Stock Option Plan and the 1994 Non-Employee Director Plan were terminated. On July 10, 2002 (six months and one day after the expiration of the Exchange Offer to preserve fixed accounting for the options), 176,655 replacement options were granted at an exercise price of $5.91 per share. The approval of the 2002 Stock Incentive Plan has been submitted to stockholders for approval at the Company's December 3, 2002 annual stockholder meeting.

NOTE 9 - AUTHORIZED SHARES

         The Company's Certificate Of Incorporation presently authorizes the issuance of 22,000,000 shares of Common Stock, 6,000,000 shares of Class B Common Stock and 2,000,000 shares of Preferred Stock. In February 2001, the stockholders of the Company approved a 1-for-10 reverse stock split, thereby reducing the outstanding number of shares of the Company. At that that time, the number of authorized shares was not reduced. The Company must pay annual franchise taxes to the State of Delaware based, in part, on its number of authorized shares of capital stock. A large disparity between the number of authorized shares of capital stock and the number of outstanding shares has the effect of significantly increasing these Delaware franchise taxes.

         As the Company currently does not anticipate a need to have authorized more than 8,000,000 shares of Common Stock, 1,500,000 shares of Class B Common Stock and 200,000 shares of Preferred Stock for issuance in the future, the Board of Directors has determined that it is in the best interests of the Company and its stockholders to amend the Company's Certificate of Incorporation to reduce the number of authorized shares of Common Stock, Class B Common Stock and Preferred Stock accordingly. Accordingly, at a meeting of the Company's Board of Directors on August 27, 2002, resolutions were duly adopted a proposed amendment to the Certificate of Incorporation of the Corporation to effect a reduction in the number of the Company's authorized shares of (i) common stock, par value $0.01 per share, (ii) Class B common stock, par value $0.01 per share, and (iii) preferred stock, par value $0.01 per share, and directing the amendment to be considered at the annual meeting of the stockholders on December 3, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

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

         In connection with the Chapter 11 filing, Kmart reviewed its vendor relationships, including the financial commitments required of suppliers. The Company also assessed the issues associated with maintaining certain of its supply arrangements with Kmart, including the cost of retaining and supporting these programs and the cash flow implications of such programs, the risk/reward profile of each of such programs and the potential opportunities with other customers. The Company will continue to provide Kmart with approximately $2.2 million in floor and surface protection products in fiscal 2003. The Company is working to expand its sales to Kmart to include some products in plumbing repair, a program that ended in June 2002. Although the Company's revenues declined due to the loss of a portion of the Kmart business, it believes that increases in sales with other customers will ultimately offset any loss of Kmart revenue. However, there can be no assurances as to whether the Company will continue to supply Kmart with all of the existing product lines, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

         The Company is evaluating the possible reduction or loss of the remaining Kmart revenue base and strategies to reduce its cost structure to be more in line with a potentially smaller revenue base. The Company believes that increases in sales with other customers have and should continue to offset any potential loss of Kmart revenue; however, in the short term it may not be able to absorb all of the expenses due to this revenue loss.

A. RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET SALES

         Net sales for the fiscal 2003 first quarter ended September 30, 2002 totaled $18.2 million, a decrease of $0.5 million as compared to $18.7 million for the same period in the prior fiscal year. Increases in net sales with several large retailers and industrial sales were offset by a larger reduction in sales to Kmart in the fiscal 2003 first quarter. In addition, higher than normal sales were reported in last year's first quarter due to the territorial expansion of a program with an existing retail customer.

         Net sales to retailers amounted to $12.2 million and $14.1 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease is due to lower sales to Kmart, which was partially offset by increased sales to other retail customers. In order to reduce the dependence on the retail industry, the Company has been developing its non-retail sales program, which includes sales to wholesalers and other industrial and OEM customers. Non-retail sales increased to $7.7 million for the quarter ended September 30, 2002, as compared to $6.8 million for the same quarter last year.

GROSS PROFIT

         Gross profit and gross margins for the fiscal 2003 and 2002 first quarters were $5.9 million, or 32.5%, and $6.1 million, or 32.3%, respectively. The gross margin percentage was consistent with last year, but the reduction in net sales resulted in a decrease in gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A expenses") amounted to $5.3 million and $5.2 million, respectively, for the quarters ended September 30, 2002 and 2001. SG&A expenses as a percentage of net sales increased to 29.3% for the fiscal 2003 first quarter from 27.5% in the comparable period last year. The increases in expenses, coupled with the decrease in net sales both resulted in the increase in expenses expressed as a percent of net sales. SG&A expenses have increased, in part, due to the expansion of the non-retail and industrial sales program.

INTEREST EXPENSE

         For the quarter ended September 30, 2002, net interest expense totaled $0.1 million, as compared to $0.2 million in the fiscal 2002 first quarter. Average borrowings for the current year's quarter amounted to $8.1 million, with a weighted average interest rate of 5.4%, as compared to $11.0 million in the same quarter last year, with a weighted average interest rate of 7.4%. Interest expense is lower due to lower rates and debt levels from the reduction in debt in fiscal 2002.

PROVISION FOR INCOME TAXES

         The Company's tax provision amounted to $0.1 million in the quarters ended September 30, 2002 and 2001. The tax provisions for fiscal 2003 and 2002 first quarters represent various state and foreign taxes. For the fiscal 2003 first quarter, the difference between the effective and statutory rates is primarily due to the effect of current losses of the domestic U.S. operations and foreign tax rates being lower than U.S. tax rates. For the fiscal 2002 first quarter, the difference between the effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

NET INCOME (LOSS)

         The Company reported net income of $0.4 million, or $0.29 per basic and diluted share, for the fiscal 2003 first quarter ended September 30, 2002. The Company reported net income of $0.6 million, or $0.48 per basic and diluted share, for the fiscal 2002 first quarter ended September 30, 2001.

B. LIQUIDITY AND CAPITAL RESOURCES

         The PNC Revolving Credit, Term Loan and Security Agreement ("PNC Bank Facility") is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the "Borrowers"). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company's corporate office building of $1,155,000, to be amortized over 7 years. As of September 30, 2002, the Company had $6.5 million in borrowings under the revolving credit line of the facility and had approximately $3.6 million available under such facility.

         The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at September 30, 2002. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at September 30, 2002. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC Bank, NA to terminate the agreement under certain circumstances.

         In February 2002, the PNC Bank Facility replaced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002.

         The Company relies primarily on Consumer Products for cash flow. Consumer Products' customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products' business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. Sales to Consumer Products' larger customers for fiscal 2002 were as follows; Wal-Mart accounted for 29.0%; Lowes accounted for 16.1%; and Kmart accounted for 13.6%.

         The Company paid $22,000 and $47,000 in state and foreign income taxes in the first quarter in fiscal 2003 and 2002, respectively. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. The Company received a tax refund of $0.8 million in September 2002. At June 30, 2002, the Company had $17.4 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

         The Company has total future lease commitments for various facilities and other leases totaling $4.4 million, of which approximately $0.9 million is due in fiscal 2003 and $0.2 million was paid in the fiscal 2003 first quarter. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2003 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At September 30, 2002, the Company had working capital of $8.5 million and a current ratio of 1.5 to 1.

DISCUSSION OF CASH FLOWS

         Net cash provided by operations was $1.1 million for the first quarter of fiscal 2003 principally due to the decrease in other receivables and income generated during the period, which offset the decrease in accounts payable. The reduction in other receivables is due to the $0.8 million tax refund received in September 2002. Cash flow used for investments totaled $0.6 million for capital expenditures. Cash flow used for financing activities totaled approximately $1.1 million, primarily used to reduce the Company's working capital bank facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         During the quarter ended September 30, 2002, the Company formed a Disclosure Committee that consists of certain key management personnel of the Company's operations. The Disclosure Committee provides support for management and the Audit Committee and has developed a sub-certification form to be completed by key management personnel at the Company's subsidiaries, reporting on financial information, internal control procedures and disclosure matters. The Disclosure Committee has also developed a standard Internal Control Questionnaire to be completed by management personnel at each of the Company's subsidiaries.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Co-Chief Executive Officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports.

Changes in Internal Controls

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      4.11 First Amendment Agreement among Waxman Industries, Inc., Waxman Consumer Products Group, Inc., Waxman USA Inc. and WAMI Sales Inc., as Borrowers, the financial institutions, as Lenders, and PNC Bank, National Association, as agent for the Lenders, effective September 6, 2002.

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 2002 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WAXMAN INDUSTRIES, INC.
                                               ------------------------
                                               REGISTRANT




DATE:  OCTOBER 30, 2002                        BY: /S/ MARK W. WESTER
                                               MARK W. WESTER
                                               SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER)

                                 CERTIFICATIONS


I, Mark Wester, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Waxman Industries, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE:  OCTOBER 30, 2002                         BY: /S/ MARK W. WESTER
                                                MARK W. WESTER
                                                SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

                                 CERTIFICATIONS


I, Armond Waxman, certify that:
1) I have reviewed this quarterly report on Form 10-Q of Waxman Industries, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE:  OCTOBER 30, 2002                         BY: /S/ ARMOND WAXMAN
                                                ARMOND WAXMAN
                                                PRESIDENT AND
                                                CO-CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS


I, Melvin Waxman, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Waxman Industries, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE:  OCTOBER 30, 2002                        BY: /S/ MELVIN WAXMAN
                                               MELVIN WAXMAN
                                               CHAIRMAN OF THE BOARD AND
                                               CO-CHIEF EXECUTIVE OFFICER

                                  EXHIBIT INDEX


4.11 First Amendment Agreement among Waxman Industries, Inc., Waxman Consumer Products Group, Inc., Waxman USA Inc. and WAMI Sales Inc., as Borrowers, the financial institutions, as Lenders, and PNC Bank, National Association, as agent for the Lenders, effective September 6, 2002.

99.1    Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002