Form 10-Q
period 2002-12-31
WAXMAN INDUSTRIES INC
filed 2003-02-03
CIK 105096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                                                              -----------------

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

1,003,990 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of January 30, 2003.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statements of Operations -
            Three and Six Months Ended December 31, 2002 and 2001                                               3

            Condensed Consolidated Balance Sheets - December 31, 2002 and June 30, 2002                         4 - 5

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 2002 and 2001                                                         6

            Notes to Condensed Consolidated Financial Statements                                                7 - 10

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                                                                   11 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            15

Item 4.  Controls and Procedures                                                                               15

PART II. OTHER INFORMATION

Item 5.  Other Information                                                                                     16

Item 6.  Exhibits and Reports on Form 8-K                                                                      16


SIGNATURES                                                                                                     16

CERTIFICATIONS                                                                                                 17 - 19

EXHIBIT INDEX                                                                                                  20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months            Six Months
                                                      ------------            ----------
                                                    2002        2001        2002        2001
                                                  --------    --------    --------    --------
Net sales                                         $ 16,016    $ 18,116    $ 34,224    $ 36,849

Cost of sales                                       10,631      12,510      22,914      25,188
                                                  --------    --------    --------    --------
Gross profit                                         5,385       5,606      11,310      11,661

Selling, general and administrative expenses         5,337       4,950      10,680      10,109
                                                  --------    --------    --------    --------
Operating income                                        48         656         630       1,552

Interest expense, net                                  142         184         266         422
                                                  --------    --------    --------    --------
(Loss) income before income taxes                      (94)        472         364       1,130

Provision for income taxes                             160          88         269         162
                                                  --------    --------    --------    --------
Net (loss) income                                 $   (254)   $    384    $     95    $    968
                                                  ========    ========    ========    ========

Other comprehensive (loss) income:
Foreign currency translation adjustment                 30         (80)       (188)        (61)
                                                  --------    --------    --------    --------
Comprehensive (loss) income                       $   (224)   $    304    $    (93)   $    907
                                                  ========    ========    ========    ========
Net (loss) income per share (basic and diluted)   $  (0.21)   $   0.32    $   0.08    $   0.80
                                                  ========    ========    ========    ========
Weighted average shares and equivalents              1,218       1,212       1,218       1,212
                                                  ========    ========    ========    ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 2002 AND JUNE 30, 2002

                                 (IN THOUSANDS)

                                     ASSETS

                                                               December 31,   June 30,
                                                                   2002        2002
                                                               (Unaudited)   (Audited)
                                                               -----------   ---------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    747    $  1,420
  Trade receivables, net                                           10,533      11,529
       Other receivables                                              749       1,979
  Inventories                                                      10,997      10,497
  Prepaid expenses                                                  1,342       1,902
                                                                 --------    --------
    Total current assets                                           24,368      27,327
                                                                 --------    --------
PROPERTY AND EQUIPMENT:
  Land                                                                543         554
  Buildings                                                         4,533       4,662
  Equipment                                                        12,032      11,427
                                                                 --------    --------
                                                                   17,108      16,643
  Less accumulated depreciation and amortization                   (8,730)     (8,302)
                                                                 --------    --------
        Property and equipment, net                                 8,378       8,341
                                                                 --------    --------
     CASH SURRENDER VALUE OF OFFICER'S LIFE INSURANCE POLICIES      3,364       3,265
     UNAMORTIZED DEBT ISSUANCE COSTS, NET                             275         315
     NOTES RECEIVABLE FROM RELATED PARTIES                            541         574
     OTHER ASSETS                                                     604         474
                                                                 --------    --------
                                                                 $ 37,530    $ 40,296
                                                                 ========    ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 2002 AND JUNE 30, 2002

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,   June 30,
                                                                                 2002        2002
                                                                              (Unaudited)  (Audited)
                                                                               --------     --------
CURRENT LIABILITIES:
  Short-term borrowings                                                        $  6,832    $  7,596
  Current portion of long-term debt                                                 174         235
  Accounts payable                                                                4,987       6,754
  Accrued liabilities                                                             3,979       3,975
                                                                               --------    --------
      Total current liabilities                                                  15,972      18,560
                                                                               --------    --------

TERM DEBT - LONG-TERM PORTION                                                       853         935

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                                         12          15

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share:
  Authorized  and  unissued 200 shares and 2,000 shares at December 31, 2002
  and June 30, 2002, respectively                                                  --          --
  Common Stock, $.01 par value per share:
   Authorized 8,000 shares and 22,000 shares and issued  1,004 shares and
  1,004 shares at December 31, 2002 and June 30, 2002, respectively                  99          99
  Class B common stock, $.01 par value per share:
  Authorized 1,500 shares and 6,000 shares and issued 214 shares and 214
  shares at December 31, 2002 and June 30, 2002, respectively                        21          21
  Paid-in capital                                                                21,760      21,760
  Retained earnings (deficit)                                                       (28)       (123)
                                                                               --------    --------
                                                                                 21,852      21,757
  Accumulated other comprehensive income                                         (1,159)       (971)
                                                                               --------    --------
    Total stockholders' equity                                                   20,693      20,786
                                                                               --------    --------
                                                                               $ 37,530    $ 40,296
                                                                               ========    ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                    2002       2001
                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    95    $   968
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Non-cash interest                                64         78
      Depreciation and amortization                   825        727
  Changes in assets and liabilities:
    Trade receivables, net                            996       (114)
    Inventories                                      (500)     1,833
    Other assets                                    1,594       (268)
    Accounts payable                               (1,767)    (1,437)
    Accrued liabilities                                 4        235
    Other, net                                       (131)       (61)
                                                  -------    -------
      Net Cash Provided by Operating Activities     1,180      1,961
                                                  -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                          (919)      (616)
                                                  -------    -------
      Net Cash Used in Investing Activities          (919)      (616)
                                                  -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term borrowings                (764)    (1,719)
  Debt issuance costs                                 (24)      --
  Repayment of long-term debt                        (146)      (270)
                                                  -------    -------
      Net Cash Used in Financing Activities          (934)    (1,989)
                                                  -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (673)      (644)

BALANCE, BEGINNING OF PERIOD                        1,420        740
                                                  -------    -------
BALANCE, END OF PERIOD                            $   747    $    96
                                                  =======    =======




     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 2002

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. ("Waxman") and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation.

         The condensed consolidated statements of operations for the three and six months ended December 31, 2002 and 2001, the condensed balance sheet as of December 31, 2002 and the condensed statements of cash flows for the six months ended December 31, 2002 and 2001 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2002 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 2002 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. All significant intercompany transactions and balances are eliminated in consolidation. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

        The Company conducts its business through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. ("Consumer Products"), WAMI Sales, Inc. ("WAMI Sales") and TWI, International, Inc. ("TWI"). Consumer Products, the Company's largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI includes the Company's foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan. Consumer Products and WAMI Sales utilize the Company's and non-affiliated foreign suppliers.

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

         SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered its historic performance and the uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2002, the Company's net deferred tax assets were fully offset by a valuation allowance, and the Company continues to believe that the Company's net deferred tax assets should continue to be offset by a valuation allowance. In the fiscal 2003 second quarter and six month periods, the Company recorded a tax provision of $0.2 million and $0.3 million, respectively, which represents various state and foreign taxes. The Company will continue to analyze the trends in the operating results of its domestic operations to assess the realizability of its deferred tax asset in fiscal 2003.

         At June 30, 2002, the Company had $17.4 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash interest payments for the three and six months ended December 31, 2002 amounted to $0.1 million and $0.2 million, respectively. Cash interest for the fiscal 2002 three and six month periods ended December 31, 2001 amounted to $0.1 million and $0.3 million, respectively. The Company made no federal income tax payments in the second quarter and six month periods ended December 31, 2002 and 2001; however, the Company received a federal tax refund of $0.8 million in the quarter ended September 30, 2002 relating to the change in tax law that allowed the Company to file an amended return for an earlier fiscal year to use an alternative minimum tax net operating loss carryforward. In the fiscal 2003 three and six month periods ended December 31, 2002, the Company paid approximately $24,000 and $29,000 in state taxes and $153,000 and $172,000 in foreign taxes, respectively. In the fiscal 2002 three and six month periods ended December 31, 2001, the Company paid approximately $3,000 and $27,000 in state taxes and $114,000 and $136,000 in foreign taxes, respectively.

NOTE 5 - EARNINGS PER SHARE

         Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. For the quarter and six month periods ended December 31, 2002 and 2001, the impact of the options and warrants was anti-dilutive as the price of the Company's stock was below the exercise prices of those instruments.

         The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):

                           Three months     Three months      Six months       Six months
                               ended           ended             ended            ended
                           December 31,     December 31,      December 31,     December 31,
                               2002             2001             2002             2001
                               -----            -----            -----            -----
Basic                          1,218            1,212            1,218            1,212
Diluted                        1,218            1,212            1,218            1,212

Basic                          1,218            1,212            1,218            1,212
 Dilutive effect of:
 Stock options                  --               --               --               --
Warrants                        --               --               --               --
                               -----            -----            -----            -----
Diluted                        1,218            1,212            1,218            1,212

NOTE 6 - SEGMENT INFORMATION

         The Company's businesses distribute specialty plumbing products, floor and surface protection products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings, and other products. As the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company's other wholly-owned operations, which primarily sell to retailers, and to a commercial distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to (i) retail operations, including large national and regional retailers, do-it-yourself ("D-I-Y") home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the

United States are not significant. Set forth below is certain financial data relating to the Company's business segments (in thousands of dollars).

                                                                         Corporate
                                     Retail          Non-Retail          and Other          Elimination            Total
                                     ------          ----------          ---------          -----------            -----
Reported net sales:
Fiscal 2003 three months            $11,620            $ 6,578               --               $(2,182)            $16,016
Fiscal 2002 three months             12,684              7,194               --                (1,762)             18,116

Fiscal 2003 six months               23.807             14,326               --                (3,909)             34,224
Fiscal 2002 six months               26,776             14,019               --                (3,946)             36,849


Operating income (loss):
Fiscal 2003 three months            $   509            $   174            $  (635)               --               $    48
Fiscal 2002 three months              1,007                267               (618)               --                   656

Fiscal 2003 six months                1,497                516             (1,383)               --                   630
Fiscal 2002 six months                2,373                510             (1,331)               --                 1,552


Identifiable assets:
December 31, 2002                   $22,391            $10,023            $ 5,116                --               $37,530
June 30, 2002                        27,474              9,892              5,930                --                40,296


         The Company's foreign operations manufacture, assemble, source and package products that are distributed by the Company's wholly-owned operations, Barnett, retailers and other non-retail customers. Net sales for those foreign operations amounted to $8.6 million and $18.3 million for the fiscal 2003 second quarter and six month periods, and $9.5 million and $18.7 million for the fiscal 2002 second quarter and six month periods, respectively. Of these amounts, intercompany sales amounted to approximately $2.2 million and $3.9 million for the fiscal 2003 second quarter and six month periods and $1.8 million and $3.9 million for the fiscal 2002 second quarter and six month periods, respectively. Identifiable assets for the foreign operations were $12.9 million and $13.5 million at December 31, 2002 and June 30, 2002, respectively.

NOTE 7 - STOCK OPTION PLAN

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

         In December 2001, the Company offered to exchange a promise to grant new options under the 2002 Stock Incentive Plan for an equivalent number of options under the Company's prior equity incentive plans (the "Exchange Offer"). The Exchange Offer provided option holders the opportunity to cancel options they had under the 1992 Non-Qualified and Incentive Stock Option Plan, as amended (the "1992 Stock Option Plan") and the 1994 Non-Employee Directors Stock Option Plan (the "1994 Non-Employee Director Plan") for an equivalent number of options under the 2002 Stock Incentive Plan. On January 8, 2002, the Exchange Offer expired with all of the offerees accepting the offer. The stock options and stock appreciation rights (which were exchanged on terms substantially the same as in the Exchange Offer) were cancelled on January 9, 2002. In connection with the successful completion of the Exchange Offer, the 1992 Stock Option Plan and the 1994 Non-Employee Director Plan were terminated. On July 10, 2002 (six months and one day after the expiration of the Exchange Offer to preserve fixed accounting for the options), 176,655 replacement options were granted at an exercise price of $5.91 per share. The 2002 Stock Incentive Plan was approved by stockholders at the Company's December 3, 2002 annual stockholder meeting. There were no options exercised during the quarter ended December 31, 2002.

NOTE 8 - AUTHORIZED SHARES

         The Company's Certificate Of Incorporation presently authorizes the issuance of 22,000,000 shares of Common Stock, 6,000,000 shares of Class B Common Stock and 2,000,000 shares of Preferred Stock. In February 2001, the stockholders of the Company approved a 1-for-10 reverse stock split, thereby reducing the outstanding number of shares of the Company. At that time, the number of authorized shares was not reduced.

         The Company determined that it was not likely to need more than 8,000,000 authorized shares of Common Stock, 1,500,000 shares of Class B Common Stock and 200,000 shares of Preferred Stock for issuance in the future. Accordingly, at a meeting of the Company's Board of Directors on August 27, 2002, it approved an amendment to the Certificate of Incorporation of the Corporation to reduce the number of the Company's authorized shares of common stock, Class B common stock, and preferred stock, and to place the proposed amendment on the ballot to be considered at the annual meeting of the stockholders on December 3, 2002. The reduction in authorized shares was approved at the December 3, 2002 annual meeting of stockholders.

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

         In connection with the Chapter 11 filing, Kmart reviewed its vendor relationships, including the financial commitments required of suppliers. The Company also assessed the issues associated with maintaining certain of its supply arrangements with Kmart, including the cost of retaining and supporting these programs and the cash flow implications of such programs, the risk/reward profile of each of such programs and the potential opportunities with other customers. The Company continues to provide Kmart with approximately $2.2 million annually in floor and surface protection products in fiscal 2003. The Company is working to expand its sales to Kmart to include some products in plumbing repair, a program that ended in June 2002. Although the Company's revenues declined due to the loss of a portion of the Kmart business, it believes that increases in sales with other customers will ultimately offset any loss of Kmart revenue. However, there can be no assurances as to whether the Company will continue to supply Kmart with all of the existing product lines, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

         The Company continues to develop its sales programs with other retailers, original equipment manufacturers and industrial supply customers. The combination of a soft economy and loss of the Kmart plumbing program has resulted in weak sales for the quarter ended December 31, 2002. The Company believes that increases in sales with other customers will ultimately offset the loss of Kmart revenue; however, in the short term it will not be able to absorb all of the expenses due to this revenue loss, the seasonal reduction in sales and the general weakness in the economy.

A.       RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET SALES

         Net sales for the fiscal 2003 second quarter ended December 31, 2002 totaled $16.0 million, a decrease of $2.1 million as compared to $18.1 million for the same period in the prior fiscal year. Increases in net sales with several large retailers and industrial sales were offset by a larger reduction in sales to Kmart in the fiscal 2003 second quarter. Sales to Kmart have decreased since they reflect only sales of floor and surface protection products and a decrease in the number of Kmart stores. Accordingly, sales to Kmart amounted to $0.4 million in the fiscal 2003 second quarter as compared to approximately $1.3 million in the same quarter in the prior year. In the fiscal

2003 second quarter, the Company also experienced a reduction in sales to Target of approximately $0.4 million, which will continue until a new sales program begins in February 2003.

         Net sales to retailers amounted to $11.6 million and $12.7 million for the quarters ended December 31, 2002 and 2001, respectively. As discussed above, the decrease is due to lower sales to Kmart, which was partially offset by increased sales to other retail customers. In order to reduce the dependence on the retail industry, the Company has been developing its non-retail sales program, which includes sales to wholesalers, industrial and OEM customers. Non-retail sales amounted to $6.6 million for the quarter ended December 31, 2002, as compared to $7.2 million for the same quarter last year, reflecting the sluggish economy.

GROSS PROFIT

         Gross profit and gross margins for the fiscal 2003 and 2002 second quarters were $5.4 million, or 33.6%, and $5.6 million, or 31.0%, respectively. The reduction in gross profit is due to the sales decrease, while the gross margin percentage improved in comparison to the prior year second quarter. The improvement on the gross profit percentage is due to the product mix, with a higher percentage of sales of certain specialty product categories that have higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A expenses") increased to $5.3 million in the fiscal 2003 second quarter as compared to $5.0 million in the same period in the prior year. The increase is primarily attributed to the Company's effort to expand its industrial and non-retail sales program. The ratio of SG&A expenses to net sales increased to 33.3% for the fiscal 2003 second quarter from 27.3% in the comparable period last year, due to an increase in expenses and the reduction in net sales.

INTEREST EXPENSE

         For the quarter ended December 31, 2002, net interest expense totaled $0.1 million, as compared to $0.2 million in the fiscal 2002 second quarter. Average borrowings for the current year's quarter amounted to $7.6 million, with a weighted average interest rate of 5.1%, as compared to $10.0 million in the same prior year quarter, with a weighted average interest rate of 5.9%. Interest expense is lower due to lower rates and debt levels from the reduction in debt in fiscal 2002.

PROVISION FOR INCOME TAXES

         The Company's tax provision amounted to $0.2 million and $0.1 million for the quarters ended December 31, 2002 and 2001, respectively. The tax provisions for fiscal 2003 and 2002 second quarters represent various state and foreign taxes. For the fiscal 2003 second quarter, the difference between the effective and statutory rates is primarily due to the effect of current losses of the domestic U.S. operations and foreign tax rates being lower than U.S. tax rates. For the fiscal 2002 second quarter, the difference between the effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

NET INCOME (LOSS)

         The Company reported a net loss of $0.3 million, or $0.21 per share, for the quarter ended December 31, 2002 as compared to net income $0.4 million, or $0.32 per basic and diluted share, for the same prior year period. The reduction in the current year's net income is due to the decrease in sales and increase in SG&A expenses.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

NET SALES

         Net sales for the fiscal 2003 six month period ended December 31, 2002 totaled $34.2 million, a decrease of $2.6 million as compared to $36.8 million for the same period in the prior fiscal year. The decrease in net sales was primarily due to a larger reduction in sales to Kmart in the fiscal 2003 six month period. As discussed in the results for the quarter, the reduction in sales was due to the change in the sales program with Kmart to include only floor and surface protection products and a decrease in the number of Kmart stores served. Accordingly, sales to Kmart amounted to $0.9 million in the fiscal 2003 six month period as compared to approximately $3.7 million in the same period last year. In the fiscal 2003 six month period, the Company also experienced a reduction in sales to Target of approximately $1.0 million, which will continue until its new sales program begins in February 2003.

         Net sales to retailers amounted to $23.8 million and $26.9 million for the six months ended December 31, 2002 and 2001, respectively. The decrease is due to lower sales to Kmart, which was partially offset by increased sales to other retail customers. In order to reduce the dependence on the retail industry, the Company has been developing its non-retail sales program, which includes sales to wholesalers and other industrial and OEM customers. Non-retail sales increased to $14.3 million for the six months ended December 31, 2002, as compared to $14.0 million for the same period last year.

GROSS PROFIT

         Gross profit and gross margins for the fiscal 2003 and 2002 six month periods were $11.3 million, or 33.0%, and $11.7 million, or 31.7%, respectively. The reduction in gross profit is attributed to the reduction in sales, while the improvement in the gross margin percentage is due to a favorable mix of products, with a higher percentage of sales consisting of certain specialty products with higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses amounted to $10.7 million and $10.1 million, respectively, for the six months ended December 31, 2002 and 2001. SG&A expenses as a percentage of net sales increased to 31.2% for the fiscal 2003 six month period from 27.4% in the comparable period last year. The increases in expenses, coupled with the decrease in net sales, resulted in the increase in expenses expressed as a percentage of net sales. SG&A expenses have increased, in part, due to the expansion of the non-retail and industrial sales program.

INTEREST EXPENSE

         For the six months ended December 31, 2002, net interest expense amounted to $0.3 million, as compared to $0.4 million in the same period in the prior fiscal year. Average borrowings for the fiscal 2003 six month period were $7.9 million, with a weighted average interest rate of 5.3%, as compared to $10.5 million in the same period last year, with a weighted average interest rate of 6.7%. Interest expense is lower due to lower rates and debt levels from the reduction in debt in fiscal 2002.

PROVISION FOR INCOME TAXES

         The Company's tax provision amounted to $0.3 million and $0.2 million in the six months ended December 31, 2002 and 2001, respectively. The tax provisions for fiscal 2003 and 2002 represent various state and foreign taxes. For the fiscal 2003 year to date period, the difference between the effective and statutory rates is primarily due to the effect of current losses of the domestic U.S. operations and foreign tax rates being lower than U.S. tax rates. For the fiscal 2002 year to date period, the difference between the effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

NET INCOME (LOSS)

         The Company reported net income of $0.1 million, or $0.08 per basic and diluted share, for the fiscal 2003 six month period ended December 31, 2002. The Company reported net income of $1.0 million, or $0.80 per basic and diluted share, for the six month period ended December 31, 2001. The reduction in net income is related to the decrease in sales and increase in SG&A expenses.

B.       LIQUIDITY AND CAPITAL RESOURCES

         The PNC Revolving Credit, Term Loan and Security Agreement ("PNC Bank Facility") is among Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the "Borrowers"). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company's corporate office building of $1,155,000, to be amortized over 7 years. As of December 31, 2002, the Company had $6.4 million in borrowings under the revolving credit line of the facility and had approximately $2.6 million available under such facility.

         The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at December 31, 2002. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The Company was in compliance with all loan covenants at December 31, 2002. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC Bank, NA to terminate the agreement under certain circumstances.

         In February 2002, the PNC Bank Facility replaced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire in June 2002.

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

         The Company paid $29,000 and $172,000 in state and foreign income taxes in the six months ended December 31, 2002 and 2001, respectively. For regular federal tax purposes, the Company's net operating loss carryforwards were sufficient to offset any regular federal tax liability. The Company received a tax refund of $0.8 million in September 2002. At June 30, 2002, the Company had $17.4 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2020.

         The Company has total future lease commitments for various facilities and other leases totaling $3.7 million, of which approximately $1.0 million is due in fiscal 2003, of which approximately $0.5 million has been paid in the fiscal 2003 six month period. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2003 capital expenditure plan includes expenditures to improve the efficiencies of the Company's operations, to provide new data technology and certain expansion plans for the Company's foreign operations.

         At December 31, 2002, the Company had working capital of $8.4 million and a current ratio of 1.5 to 1.

DISCUSSION OF CASH FLOWS

         Net cash provided by operations amounted to $1.2 million for the six months ended December 31, 2002, principally due to the decrease in trade receivables and other receivables, which offset the increase in inventories and the decrease in accounts payable. The reduction in other receivables is due to the $0.8 million tax refund received in September 2002. Cash flow used for investments totaled $0.9 million for capital expenditures. Cash flow used for financing activities totaled approximately $0.9 million, primarily used to reduce the Company's working capital bank facility.

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

         During the fiscal 2003 first quarter, the Company formed a Disclosure Committee that consists of certain key management personnel of the Company's operations. The Disclosure Committee provides support for management and the Audit Committee and has developed a sub-certification form to be completed by key management personnel at the Company's subsidiaries, reporting on financial information, internal control procedures and disclosure matters. The Disclosure Committee has also developed a standard Internal Control Questionnaire to be completed by management personnel at each of the Company's subsidiaries.

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

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 2002 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WAXMAN INDUSTRIES, INC.
                                                REGISTRANT

DATE:  JANUARY 31, 2003                         BY: /S/ MARK W. WESTER
                                                MARK W. WESTER
                                                SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

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

DATE:  JANUARY 31, 2003                           BY: /S/ MARK W. WESTER
                                                  MARK W. WESTER
                                                  SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL AND
                                                  ACCOUNTING OFFICER)

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

DATE:  JANUARY 31, 2003                        BY: /S/ ARMOND WAXMAN
                                               ARMOND WAXMAN
                                               PRESIDENT AND
                                               CO-CHIEF EXECUTIVE OFFICER

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

DATE:  JANUARY 31, 2003                     BY: /S/ MELVIN WAXMAN
                                            MELVIN WAXMAN
                                            CHAIRMAN OF THE BOARD AND
                                            CO-CHIEF EXECUTIVE OFFICER

                                EXHIBIT INDEX

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002