Form 10-Q
period 2003-03-31
WAXMAN INDUSTRIES INC
filed 2003-05-05
CIK 105096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

(440) 439-1830

(Registrant’s Telephone Number Including Area Code)

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

Yes  ☒                      No   ☐

1,003,990 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of April 27, 2003.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations - Three and Nine Months Ended March 31, 2003 and 2002	3

Condensed Consolidated Balance Sheets – March 31, 2003 and June 30, 2002	4 -5

Condensed Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2003 and 2002	6

Notes to Condensed Consolidated Financial Statements	7 – 11

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	12 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16 - 17

PART II. OTHER INFORMATION

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	18

CERTIFICATIONS	19 - 21

EXHIBIT INDEX	22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three and Nine Months Ended March 31, 2003 and 2002
(In Thousands, Except Per Share Data)

	Three Months		Nine Months

	2003	2002	2003	2002

Net sales	$15,217	$15,552	$49,441	$52,401
Cost of sales	10,074	10,107	32,988	35,295

Gross profit	5,143	5,445	16,453	17,106
Selling, general and administrative expenses	5,390	5,279	16,070	15,388

Operating (loss) income	(247)	166	383	1,718
Interest expense, net	128	142	394	564

(Loss) income before income taxes	(375)	24	(11)	1,154
(Benefit) provision for income taxes	(476)	(649)	(207)	(487)

Net income	$101	$673	$196	$1,641

Other comprehensive income:
Foreign currency translation adjustment	80	6	(108)	(55)

Comprehensive income	$181	$679	$88	$1,586

Net income per share (basic and diluted)	$0.08	$0.55	$0.16	$1.35

Weighted average shares and equivalents	1,218	1,218	1,218	1,214

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2003 and June 30, 2002

(In Thousands)

ASSETS

	March 31,	June 30,
	2003	2002
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$1,867	$1,420
Trade receivables, net	9,500	11,529
Other receivables	907	1,979
Inventories	10,627	10,497
Prepaid expenses	957	1,902

Total current assets	23,858	27,327

Property and Equipment:
Land	543	554
Buildings	4,570	4,662
quipment	12,109	11,427

	17,222	16,643
Less accumulated depreciation and amortization	(9,057)	(8,302)

Property and equipment, net	8,165	8,341

Receivable from Officer’s Life Insurance Policies	3,405	3,265
Unamortized Debt Issuance Costs, Net	242	315
Notes Receivable from Related Parties	499	574
Other Assets	658	474

	$36,827	$40,296

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2003 and June 30, 2002

(In Thousands, Except Per Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2003	2002
	(Unaudited)	(Audited)

Current Liabilities:
Short-term borrowings	$6,608	$7,596
Current portion of long-term debt	172	235
Accounts payable	4,675	6,754
Accrued liabilities	3,677	3,975

Total current liabilities	15,132	18,560

Term Debt – Long-Term Portion	811	935
Other Long-Term Debt, Net of Current Portion	11	15
Stockholders’ Equity:
Preferred stock, $.01 par value per share:
Authorized and unissued 200 shares and 2,000 shares at March 31, 2003 and June 30, 2002, respectively	—	—
Common Stock, $.01 par value per share:
Authorized 8,000 shares and 22,000 shares and issued 1,004 shares and 1,004 shares at March 31, 2003 and June 30, 2002, respectively	99	99
Class B common stock, $.01 par value per share:
Authorized 1,500 shares and 6,000 shares and issued 214 shares and 214 shares at March 31, 2003 and June 30, 2002, respectively	21	21
Paid-in capital	21,760	21,760
Retained earnings (deficit)	73	(123)

	21,953	21,757
Accumulated other comprehensive income	(1,080)	(971)

Total stockholders’ equity	20,873	20,786

	$36,827	$40,296

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended March 31, 2003 and 2002
(In Thousands)

	2003	2002

Cash Flows from Operating Activities:
Net income	$196	$1,641
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest	97	78
Depreciation and amortization	1,237	856
Changes in assets and liabilities:
Trade receivables, net	2,029	2,724
Inventories	(130)	2,073
Other assets	1,768	(851)
Accounts payable	(2,079)	(2,130)
Accrued liabilities	(298)	(17)
Other, net	(52)	(55)

Net Cash Provided by Operating Activities	2,768	4,319

Cash Flows from Investing Activities:
Capital expenditures, net	(1,118)	(748)

Net Cash Used in Investing Activities	(1,118)	(748)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(988)	(3,351)
Debt issuance costs	(24)	—
Issuance of common stock		8
Proceeds from long-term debt	—	1,155
Repayment of long-term debt	(191)	(318)

Net Cash Used in Financing Activities	(1,203)	(2,506)

Net (decrease) increase in cash and cash equivalents	447	1,065
Balance, beginning of period	1,420	740

Balance, end of period	$1,867	$1,805

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements

.WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2003

Note 1 – Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements include the accounts of Waxman Industries, Inc. (“Waxman”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated in consolidation.

     The condensed consolidated statements of operations for the three and nine months ended March 31, 2003 and 2002, the condensed balance sheet as of March 31, 2003 and the condensed statements of cash flows for the nine months ended March 31, 2003 and 2002 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2002 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2003 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Stock-Based Compensation

     The Company utilizes the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to measure compensation costs for its stock-based compensation plan and had adopted the disclosure-only provisions of Statement of Financial Standards No. 123 — “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 was amended in December 2002, with enhanced annual and interim disclosure requirements that were issued in Financial Accounting Standard No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). Compensation costs for fixed price awards are measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay, which is established on the grant date. See Note 7 for a further description of the assumptions used for preparing the pro forma disclosures as prescribed by FAS 148.

Shipping and Handling Fees

     In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus with respect to EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The Company has historically recorded freight and any directly related associated cost of transporting finished product to customers as a component of its selling, general and administrative expenses. The amounts of $1.9 million and $1.7 million for the nine months ended March 31, 2003 and 2002, respectively, and $0.6 million and $0.5 million for the quarters ended March 31, 2003 and 2002, respectively, are recorded in selling, general and administrative expenses.

Note 2 – Business

     The Company’s common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “WAXM”. The Company is a supplier of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market in the United States. The Company distributes its products to approximately 770 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers.

     The Company conducts its business through its wholly-owned subsidiaries, Waxman Consumer Products

Group Inc. (“Consumer Products”), WAMI Sales, Inc. (“WAMI Sales”) and TWI, International, Inc. (“TWI”). Consumer Products, the Company’s largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI includes the Company’s foreign operations, including manufacturing, packaging and sourcing operations in China and Taiwan. Consumer Products and WAMI Sales utilize the Company’s and non-affiliated foreign suppliers.

Note 3 – Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 utilizes the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

     SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered its historic performance and the uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2002, the Company’s net deferred tax assets were fully offset by a valuation allowance, and the Company continues to believe that the Company’s net deferred tax assets should continue to be offset by a valuation allowance. The Company will continue to analyze the trends in the operating results of its domestic operations to assess the realizability of its deferred tax asset in fiscal 2003.

     In the fiscal 2003 third quarter and nine month periods, the Company recorded a tax benefit of $0.5 million and $0.2 million, respectively, which represents the reversal of a $0.55 million tax reserve for a state tax assessment that was favorably resolved during the quarter, partially offset by various state and foreign taxes. In the fiscal 2002 three and nine month periods, the Company recorded a net tax benefit of $0.6 million and $0.5 million, respectively, which represents a tax benefit of $0.8 million for a change in tax law related to the carryforward of an alternative minimum tax net operating loss to fiscal 2001 and a provision for various state and foreign taxes.

     At June 30, 2002, the Company had $17.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2022.

Note 4 – Supplemental Cash Flow Information

     Cash interest payments for the three and nine month periods ended March 31, 2003 amounted to $0.1 million and $0.3 million, respectively. Cash interest for the three and nine month periods ended March 31, 2002 amounted to $0.1 million and $0.5 million, respectively. The Company made no federal income tax payments in the three and nine month periods ended March 31, 2003 and 2002; however, the Company received a federal tax refund of $0.8 million in the quarter ended September 30, 2002 relating to the change in tax law that allowed the Company to file an amended return for an earlier fiscal year to use an alternative minimum tax net operating loss carryforward. In the fiscal 2003 three and nine month periods ended March 31, 2003, the Company paid approximately $13,000 and $41,000 in state taxes and $11,000 and $183,000 in foreign taxes, respectively. In the fiscal 2002 three and nine month periods ended March 31, 2002, the Company paid approximately $69,000 and $73,000 in state taxes. In addition, no foreign taxes were paid in the fiscal 2002 third quarter, but $0.1 million in foreign taxes were paid for the nine months ended March 31, 2002.

Note 5 – Earnings Per Share

     Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. For the quarter and nine month periods ended March 31, 2003 and 2002, the impact of the options and warrants was anti-dilutive as the price of the Company’s stock was below the exercise prices of those instruments.

     The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Basic	1,218	1,218	1,218	1,214
Diluted	1,218	1,218	1,218	1,214
Basic	1,218	1,218	1,218	1,214
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	1,218	1,218	1,218	1,214

Note 6 – Segment Information

     The Company’s businesses distribute specialty plumbing products, floor and surface protection products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings, and other products. As the foreign sourcing and manufacturing operations sell a significant portion of their products through the Company’s other wholly-owned operations, which primarily sell to retailers, and to a commercial distributor, the Company has classified its business segments into retail and non-retail categories. Products are sold to (i) retail operations, including large national and regional retailers, do-it-yourself (“D-I-Y”) home centers and smaller independent retailers in the United States, and (ii) non-retail operations, including wholesale and industrial supply distributors in the United States. Sales outside of the United States are not significant. Set forth below is certain financial data relating to the Company’s business segments (in thousands of dollars).

			Corporate
Period ending March 31	Retail	Non-Retail	And Other	Elimination	Total

Reported net sales:
Fiscal 2003 three months	$11,282	$5,756	—	$(1,821)	$15,217
Fiscal 2002 three months	12,589	5,154	—	(2,191)	15,552
Fiscal 2003 nine months	35,089	20,082	—	(5,730)	49,441
Fiscal 2002 nine months	39,365	19,173	—	(6,137)	52,401
Operating income (loss):
Fiscal 2003 three months	$378	$117	$(742)	—	$(247)
Fiscal 2002 three months	765	251	(850)	—	166
Fiscal 2003 nine months	1,875	633	(2,125)	—	383
Fiscal 2002 nine months	3,138	761	(2,181)	—	1,718
Identifiable assets:
March 31, 2003	$22,397	$9,483	$4,947	—	$36,827
June 30, 2002	24,474	9,892	5,930	—	40,296

     The Company’s foreign operations manufacture, assemble, source and package products that are distributed by the Company’s wholly-owned operations, retailers and other non-retail customers. Net sales for those foreign operations amounted to $7.7 million and $26.0 million for the fiscal 2003 third quarter and nine month periods, and $7.6 million and $26.2 million for the fiscal 2002 third quarter and nine month periods, respectively. Of these amounts, intercompany sales amounted to approximately $1.8 million and $5.7 million for the fiscal 2003 third quarter and nine month periods and $2.2 million and $6.1 million for the fiscal 2002 third quarter and nine month periods, respectively. Identifiable assets for the foreign operations were $12.1 million and $13.5 million at March 31, 2003 and June 30, 2002, respectively.

Note 7 – Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) released FAS 148 to encourage more companies to adopt the fair value method of accounting and amends the disclosure requirements of FAS 123 to require more prominent disclosure in both annual and interim financial statements. Although FAS 148 does not require companies to adopt the fair value method, the new rules are effective beginning in the first quarter of 2003 for those companies that follow the “disclosure only” provisions of FAS 123.

     The Company has adopted the disclosure only provisions of FAS 123, which allows a company to continue to measure compensation costs for those plans using the intrinsic value-based method of accounting prescribed by APB 25. The Company has elected to follow APB 25 and related interpretations in accounting for its stock options. Compensation cost for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards is measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the value estimates. Therefore, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

     At the December 2002 Annual Meeting of Stockholders, stockholders approved a new stock incentive plan (the “2002 Stock Incentive Plan”) that reserves 250,000 shares of Common Stock to replace various stock based awards that were voluntarily terminated in January 2002. In July 2002, 176,655 stock options were granted at an exercise price of $5.91, all of which were outstanding at March 31, 2003. The stock options are fully vested, and none have been exercised or cancelled. In performing the computation of the fair value of each option grant, which is estimated on the date of grant using the Black-Scholes option pricing model, the following assumptions were used for these grants: no dividends; expected volatility of 84.7%; average risk-free interest rate of 6.0%; and expected life of 10 years.

     No option based employee compensation has been recognized in reported net income and all of the options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. As the options granted were fully vested, for pro forma purposes, the estimated fair value of the options was expensed in the fiscal 2003 first quarter, when the options were granted. The Company’s pro forma information follows (in thousands except for earnings per share and per share data).

Pro forma net income and earnings per share
for the periods ended March 31, 2003	Nine Months	Quarter

Net income (loss) as reported	$196	$101
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(475)	—

Pro forma net (loss) income	$(279)	$101
Basic and diluted income per share as reported	$0.16	$0.08
Pro forma basic and diluted (loss) income per share	$(0.23)	$0.08

     Pro forma net income and earnings per share for the prior fiscal year nine month and quarter ended March 31, 2002 are not presented as all stock based compensation plans previously adopted by the Company were terminated prior to March 31, 2002 and the current options outstanding were not granted until fiscal 2003.

Note 8 – Authorized Shares

     The Company’s Certificate Of Incorporation originally authorized the issuance of 22,000,000 shares of Common Stock, 6,000,000 shares of Class B Common Stock and 2,000,000 shares of Preferred Stock. In February

2001, the stockholders of the Company approved a 1-for-10 reverse stock split, thereby reducing the outstanding number of shares of the Company. At that time, the number of authorized shares was not reduced.

     The Company determined that it was not likely to need more than 8,000,000 authorized shares of Common Stock, 1,500,000 shares of Class B Common Stock and 200,000 shares of Preferred Stock for issuance in the future. Accordingly, at a meeting of the Company’s Board of Directors on August 27, 2002, it approved an amendment to the Certificate of Incorporation of the Corporation to reduce the number of the Company’s authorized shares of common stock, Class B common stock, and preferred stock, and to place the proposed amendment on the ballot to be considered at the annual meeting of the stockholders on December 3, 2002. The reduction in authorized shares was approved at the December 3, 2002 Annual Meeting of Stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to risks associated with currently unforeseen competitive pressures and risks affecting the Company’s industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company’s business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

Recent Developments

     The Company has been a supplier to Kmart for approximately 15 years. For fiscal 2002, Kmart accounted for $6.3 million, or approximately 8.9 percent and 13.6 percent of the Company’s and Consumer Products’ net sales, respectively. On January 22, 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company had adequate reserves to account for the loss of its outstanding account receivable that were not covered by credit insurance at the time of Kmart’s Chapter 11 filing.

     In connection with the Chapter 11 filing, Kmart reviewed its vendor relationships, including the financial commitments required of suppliers. The Company also assessed the issues associated with maintaining certain of its supply arrangements with Kmart, including the cost of retaining and supporting these programs and the cash flow implications of such programs, the risk/reward profile of each of such programs and the potential opportunities with other customers. The Company continues to provide Kmart with approximately $1.2 million annually in floor and surface protection products in fiscal 2003. The Company is working to expand its sales to Kmart to include some products in plumbing repair, a program that ended in June 2002. Although the Company’s revenues declined due to the loss of a portion of the Kmart business, it believes that increases in sales with other customers will ultimately offset any loss of Kmart revenue. However, there can be no assurances as to whether the Company will continue to supply Kmart with all of the existing product lines, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

     The Company continues to develop its sales programs with other retailers, original equipment manufacturers and industrial supply customers. The combination of a soft economy and loss of the Kmart plumbing program has resulted in weak sales for the quarter ended March 31, 2003. The Company believes that increases in sales with other customers will ultimately offset the loss of Kmart revenue; however, in the short term it will not be able to absorb all of the expenses due to this revenue loss, the seasonal reduction in sales and the general weakness in the economy.

A.     Results of Operations

For the Three Months Ended March 31, 2003 and 2002

Net Sales

     Net sales for the fiscal 2003 third quarter ended March 31, 2003 totaled $15.2 million, a decrease of $0.4 million as compared to $15.6 million for the same period in the prior fiscal year. Increases in net sales with several large retailers and industrial sales were offset by a larger reduction in sales to Kmart in the fiscal 2003 third quarter. Sales to Kmart have decreased since they reflect only sales of floor and surface protection products and a decrease in the number of Kmart stores. Accordingly, sales to Kmart amounted to $0.2 million in the fiscal 2003 third quarter as compared to approximately $1.4 million in the same quarter in the prior year.

     Net sales to retailers amounted to $11.3 million and $12.6 million for the quarters ended March 31, 2003 and 2002, respectively. As discussed above, the decrease is due to lower sales to Kmart, which was partially offset by increased sales to other retail customers. The Company continues to develop its retail programs but is increasing its efforts to develop its non-retail industrial sales program, which includes sales to wholesalers, industrial and OEM customers to balance its market dependency. Non-retail sales amounted to $5.8 million for the quarter ended March 31, 2003, as compared to $5.2 million for the same quarter last year.

Gross Profit

     Gross profit and gross margins for the fiscal 2003 and 2002 third quarters were $5.1 million, or 33.8%, and $5.4 million, or 35.0%, respectively. The reduction in gross profit is due to the sales decrease, while the reduction in the gross margin percentage in comparison to the prior year second quarter was due to the sales mix, which included a higher percentage of lower margin products being sold in the current fiscal quarter.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“SG&A expenses”) increased to $5.4 million in the fiscal 2003 third quarter as compared to $5.3 million in the same period in the prior year. The prior year third quarter included approximately $0.2 million in fees for terminating the bank facility with Congress Financial, and replacing it with a new, three year bank working capital and term loan facility with PNC Bank. The increase in SG&A expenses in the fiscal 2003 third quarter is attributed primarily to the Company’s effort to expand its industrial and non-retail sales program. The ratio of SG&A expenses to net sales increased to 35.4% for the fiscal 2003 third quarter from 33.9% in the comparable period last year, due to lower sales, combined with higher costs for the development of the industrial sales program and additional costs in relocating a small office and warehouse in California.

Interest Expense

     For the quarters ended March 31, 2003 and 2002, net interest expense totaled $0.1 million. Average borrowings for the current year’s quarter amounted to $7.6 million, with a weighted average interest rate of 4.8%, as compared to $8.5 million in the same prior year quarter, with a weighted average interest rate of 5.3%.

Provision (Benefit) for Income Taxes

     The Company’s reported a net tax benefit of $0.5 million for the quarter ended March 31, 2003. The tax benefit represents the reversal of a $0.55 million tax reserve for a state tax assessment that was favorably resolved during the quarter, partially offset by various state and foreign taxes. For the fiscal 2003 third quarter, the difference between the effective and statutory rates is primarily due to the effect of current losses of the domestic U.S. operations not being benefited, foreign tax rates being lower than U.S. tax rates and the impact of the favorable resolution of the state tax assessment. In the quarter ended March 31, 2002, the Company reported a net tax benefit of $0.6 million, which was due to the recording of a $0.8 million tax benefit from a change in tax law allowing the Company to utilize a carryforward to offset alternative minimum taxes paid by the Company in fiscal 2001, which offset the Company’s state and foreign tax provision. For the fiscal 2002 third quarter, the difference between the effective and statutory tax rates primarily is due to the utilization of domestic operating losses previously not benefited.

Net Income (Loss)

     The Company reported net income of $0.1 million, or $0.08 per share, for the quarter ended March 31, 2003 as compared to net income $0.7 million, or $0.55 per basic and diluted share, for the same prior year period. As described above, net income for both periods were due primarily to tax benefits recognized, including the favorable settlement of a state tax assessment in the current year quarter and a change in tax law and tax benefit recorded in the prior year quarter.

For the Nine Months Ended March 31, 2003 and 2002

Net Sales

     Net sales for the fiscal 2003 nine month period ended March 31, 2003 totaled $49.4 million, a decrease of $3.0 million as compared to $52.4 million for the same period in the prior fiscal year. The decrease in net sales was due primarily to a larger reduction in sales to Kmart in the fiscal 2003 nine month period. As discussed in the results for the quarter, the reduction in sales was due to the change in the sales program with Kmart to include only floor and surface protection products and a decrease in the number of Kmart stores served. Accordingly, sales to Kmart amounted to $1.1 million in the fiscal 2003 nine month period as compared to approximately $5.2 million in the same period last year. In the fiscal 2003 nine month period, the Company also experienced a reduction in sales to Target of approximately $0.9 million due to the plumbing repair program ending in July 2002. Sales to Target are beginning to improve with a new shower program that began in February 2003.

     Net sales to retailers amounted to $35.1 million and $39.4 million for the nine months ended March 31, 2003 and 2002, respectively. The decrease is due to lower sales to Kmart, which was partially offset by increased sales to other retail customers. In order to reduce the dependence on the retail industry, the Company has been developing its non-retail sales program, which includes sales to wholesalers and other industrial and OEM customers. Non-retail sales increased to $20.1 million for the nine months ended March 31, 2003, as compared to $19.2 million for the same period last year.

Gross Profit

     Gross profit and gross margins for the fiscal 2003 and 2002 nine month periods were $16.5 million, or 33.3%, and $17.1 million, or 32.6%, respectively. The reduction in gross profit is attributed to the reduction in sales, while the improvement in the gross margin percentage is due to a favorable mix of products, with a higher percentage of sales consisting of certain specialty products with higher margins.

Selling, General and Administrative Expenses

     SG&A expenses amounted to $16.1 million and $15.4 million, respectively, for the nine months ended March 31, 2003 and 2002. SG&A expenses as a percentage of net sales increased to 32.5% for the fiscal 2003 nine month period from 29.4% in the comparable period last year. The increases in expenses, coupled with the decrease in net sales, resulted in the increase in expenses expressed as a percentage of net sales. SG&A expenses have increased, in part, due to the effort to expand the non-retail and industrial sales program.

Interest Expense

     For the nine months ended March 31, 2003, net interest expense amounted to $0.4 million, as compared to $0.6 million in the same period in the prior fiscal year. Average borrowings for the fiscal 2003 nine month period were $7.8 million, with a weighted average interest rate of 5.2%, as compared to $9.8 million in the same period last year, with a weighted average interest rate of 6.4%. Interest expense is lower due to lower rates and debt levels from the reduction in debt in fiscal 2002.

Provision (Benefit) for Income Taxes

     The Company’s tax benefit amounted to $0.2 million for the nine months ended March 31, 2003, as compared to a tax benefit of $0.5 million for the same period last year. The tax benefit for the fiscal 2003 fiscal third quarter represents the reversal of a $0.55 million tax reserve for a state tax assessment that was favorably resolved during the quarter, partially offset by various state and foreign taxes. For the fiscal 2003 nine month period, the difference between the effective and statutory rates is primarily due to the effect of current losses of the domestic U.S. operations not being benefited, foreign tax rates being lower than U.S. tax rates and the impact of the favorable resolution of the state tax assessment. For the fiscal 2002 nine month period, the tax benefit is the result of a $0.8 million tax benefit from a change in tax law enacted in March 2002, relating to the carryforward of the Company’s alternative minimum tax net operating losses to fiscal 2001, which was partially offset by various state and foreign taxes. The difference between the fiscal 2002 nine month effective and statutory tax rates is primarily due to the utilization of domestic operating losses previously not benefited.

Net Income (Loss)

     The Company reported net income of $0.2 million, or $0.16 per basic and diluted share, for the fiscal 2003 nine month period ended March 31, 2003, primarily the result of the tax benefit from the favorable settlement of the state tax assessment described above. The Company reported net income of $1.6 million, or $1.35 per basic and diluted share, for the nine month period ended March 31, 2002, which was affected significantly by the $0.8 million tax benefit discussed above. Net income for the fiscal 2003 nine month period was also affected by the increase in SG&A expenses to grow the industrial sales program, coupled with a decrease in net sales for the period. Net income in both periods was favorably affected by the tax benefits described above.

B.   Liquidity and Capital Resources

     The PNC Revolving Credit, Term Loan and Security Agreement (“PNC Bank Facility”) is among Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the “Borrowers”). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company’s corporate office building of $1,155,000, to be amortized over 7 years. At March 31, 2003, the balance due under the Term Loan facility was $976,000. As of March 31, 2003, the Company had $6.6 million in borrowings under the revolving credit line of the facility and had approximately $2.8 million available under such facility.

     The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at March 31, 2003. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions.

     The financial covenants require the Company to maintain a certain fixed charge coverage ratio and tangible net worth and not exceed a certain amount of capital expenditures in any given period. The ratios and dollar amounts of such financial covenants vary during the term of the PNC Bank Facility and are contained in the agreement governing the PNC Bank Facility, which appears as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 27, 2002 and is incorporated herein by reference as Exhibit 4.10 to this Form 10-K. The customary negative covenants contained in the PNC Bank Facility include restrictions, subject to important enumerated exceptions, on the Company’s ability to effect a merger, consolidation, acquisition or sale of its assets, create liens, enter into guarantees, acquire interests in other entities, make loans to other entities, incur indebtedness, and engage in transactions with affiliates. The Company was in compliance with all loan covenants at March 31, 2003, except for the fixed charge coverage. PNC has waived this covenant for this quarter; and the Company and PNC intend to amend the requirement in the near future. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC Bank, NA to terminate the agreement under certain circumstances.

     In February 2002, the PNC Bank Facility replaced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire in June 2002.

     The Company relies primarily on Consumer Products for cash flow. Consumer Products’ customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products’ business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. Sales to Consumer Products’ larger customers for fiscal 2003 nine month period were as follows; Wal-Mart accounted for 33.8% and Lowe’s accounted for 19.7% of Consumer Products net sales.

     The Company paid $225,000 and $xxx,000 in state and foreign income taxes in the nine months ended March 31, 2003 and 2002, respectively. For regular federal tax purposes, the Company’s net operating loss carryforwards were sufficient to offset any regular federal tax liability. The Company received a tax refund of $0.8 million in September 2002. At June 30, 2002, the Company had $17.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2022.

     The Company has total future lease commitments for various facilities and other leases totaling $3.7 million, of which approximately $1.0 million is due in fiscal 2003, of which approximately $0.7 million has been paid in the fiscal 2003 nine month period. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2003 capital expenditure plan includes expenditures to improve the efficiencies of the Company’s operations, to provide new data technology and certain expansion plans for the Company’s foreign operations.

     At March 31, 2003, the Company had working capital of $8.7 million and a current ratio of 1.6 to 1.

Discussion of Cash Flows

     Net cash provided by operations amounted to $2.8 million for the nine months ended March 31, 2003, principally due to the decrease in trade receivables, other receivables and income generated during the period, which offset the increase in inventories and the decrease in accounts payable. The reduction in other receivables is due to the $0.8 million tax refund received in September 2002. Cash flow used for investments totaled $1.1 million for capital expenditures. Cash flow used for financing activities totaled approximately $1.2 million, primarily used to reduce borrowings under the PNC Bank Facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The U.S. dollar is the functional currency for a significant portion of the Company’s U.S. operations. Intra-company transactions between Waxman Industries, Inc. and its Asian operations, TWI and CWI, are effected in U.S. dollars. The functional currency of the Company’s foreign operations is their local currency. Specifically, the functional currencies relating to TWI and CWI are the New Taiwan dollar (N.T. Dollar) and the Chinese Renminbi, respectively. As a result, the Company is exposed to currency translation risks, which primarily result from fluctuations of the foreign currencies in which the Company’s foreign subsidiaries deal as compared to the U.S. dollar over time, which is a non-cash and non profit or loss item. The foreign currency transaction risks arise from certain receivables and payables being denominated in a currency other than the functional currency. The majority of TWI’s transaction risk relates to it selling goods in U.S. dollars and the exchange rate changing in the 30 day to 60 day period that it takes to settle the receivable. TWI purchases very little goods that are not in NT Dollars. CWI has nearly no transaction risk because the Chinese Renminbi is fixed relative to the U.S. dollar. The Company does not enter into foreign currency exchange rate risk sensitive instruments, and the Company does not hedge the above-referenced transactions.

     Gains and losses that result from foreign currency transactions are included in the Company’s consolidated statements of operations on a current basis and affect the Company’s reported net income (loss). Gains or losses created by the translation of the foreign company balance sheets are reported as cumulative foreign currency translation adjustments, and are included as a separate component of stockholders’ equity in the Company’s consolidated balance sheets and are also reported in comprehensive income in the Company’s consolidated statements of operations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     During the fiscal 2003 first quarter, the Company formed a Disclosure Committee that consists of certain key management personnel of the Company’s operations. The Disclosure Committee provides support for management and the Audit Committee and has developed a sub-certification form to be completed by key management personnel at the Company’s subsidiaries, reporting on financial information, internal control procedures and disclosure matters. The Disclosure Committee has also developed a standard Internal Control Questionnaire to be completed by management personnel at each of the Company’s subsidiaries.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)   Reports on Form 8-K

              None

All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2003 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAXMAN INDUSTRIES, INC. Registrant

Date: April 29, 2003	By: /s/ Mark W. Wester Mark W. Wester Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Mark Wester, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Waxman Industries, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By: /s/ Mark W. Wester Mark W. Wester Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Armond Waxman, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Waxman Industries, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By: /s/ Armond Waxman Armond Waxman President and Co-Chief Executive Officer

CERTIFICATIONS

I, Melvin Waxman, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Waxman Industries, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By: /s/ Melvin Waxman Melvin Waxman Chairman of the Board and Co-Chief Executive Officer

Exhibit Index

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002