Form 10-K/A
period 2002-06-30
WAXMAN INDUSTRIES INC
filed 2003-05-07
CIK 105096

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

         This Form 10-K/A (Amendment No. 1) amends the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which was originally filed on August 28, 2002, in order to: (i) include disclosure in "Item 1. Business" regarding the Registrant's comprehensive financial restructuring plan that was completed in fiscal year 2001; (ii) include a description of the customary covenants relating to the Registrant's senior credit facility in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources;" (iii) expand existing disclosure regarding foreign exchange rate risk appearing in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk;" (iv) include the fiscal 2002 audit reports of TN Soong & Co. and Chien Chyuan & Co., relating to the audited financial statements of two wholly-owned foreign subsidiaries of the Registrant, TWI, International Taiwan, Inc. and CWI International China, Ltd., respectively; (v) include disclosure relating to the audit report previously issued by Arthur Andersen, LLP on August 28, 2000; and
(vi) include descriptions of the Registrant's accounting policies relating to revenue recognition, shipping and handling fees and split-dollar life insurance policies under "Note 1. Summary of Significant Accounting Policies" to the Registrant's Consolidated Financial Statements.

         For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the entire Form 10-K, amending only the aforementioned disclosures. This Amendment No. 1 has not been updated to reflect any events that occurred after the day of the original filing of the Form 10-K.

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

         Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products. The Company recorded equity earnings from this investment of $1.4 million for the first fiscal quarter ended September 30, 2000. The Company did not report equity earnings thereafter, due to the sale of its ownership interest in Barnett. See the "Business -- Comprehensive Financial Restructuring Plan" section, the "Management's Discussion and Analysis -- Significant Developments -- Prior Year Strategic and Restructuring Developments" section and Notes 2 and 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding the sale of the Company's interest in Barnett.

COMPREHENSIVE FINANCIAL RESTRUCTURING PLAN

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

         - retired all of its approximately $35.9 million principal amount of 11 1/8% Senior Notes due 2001 (the "Senior Notes") of Waxman USA Inc., a direct wholly-owned subsidiary of the Company, plus accrued interest.

         - paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to the holders of the Company's 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the "Deferred Coupon Notes").

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

         EZ Caster(R), is a unique self stick caster that requires no tools for installation and has a locking mechanism that is designed to fit a number of surfaces and will not scratch hardwood or vinyl floors. EZ Caster is targeted for placement in office supply retailers, mass retailers, big box stores and home stores.

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

PRINCIPAL PRODUCT GROUPS

         The following table sets forth the approximate percentage of net sales attributable to the Company's principal product groups.

                                 2002             2001             2000
                                 ----             ----             ----

        Plumbing                  72%              77%              79%
        Hardware                  28%              23%              21%
                                 ---              ---              ---
        Total net sales          100%             100%             100%
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

24455 Aurora Road             46,000                Consumer Products Corporate                        6/30/07
  Bedford Hts., OH (1)                              Office and Distribution Center

5920 Green Pointe Dr.        142,000                Consumer Products                                  11/1/08
  Groveport, OH                                     Office and Distribution Center

24001 Aurora Road             28,000                Consumer Products                                   9/1/02
  Bedford Hts., OH                                  Warehouse

No. 10, 7th Road              55,000                TWI                                                  Owned
  Industrial Park                                   Office, Packaging
  Taichung, Taiwan                                  and Distribution Center
  Republic of China

Dan Keng Village              57,000                CWI                                                  Owned
  Fu Ming County                                    Office, Packaging, Manufacturing
  Shenzhen, P.R. China                              and Distribution Center

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

                                                                         2002                              2001
                                                                        ------                            ------

                                                                  HIGH           LOW               HIGH            LOW
                                                                 -------       -------            ------         ------

       First Quarter                                              $2.35          $1.55             $3.44          $1.25
       Second Quarter                                              3.46           1.70              3.50           1.25
       Third Quarter                                               5.00           3.25              3.13           1.50
       Fourth Quarter                                              6.25           4.40              2.05           1.50


HOLDERS OF RECORD

         As of August 21, 2002, there were 578 holders of record of the Company's Common Stock and 97 holders of record of the Company's Class B Common Stock.

DIVIDENDS

         The Company declared no dividends in fiscal 2002 or 2001. Restrictions contained in the Company's debt instruments currently prohibit the declaration and payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 2002        2001 (8)       2000 (9)       1999 (10)        1998
                                                              ---------     ----------      ---------      ---------      ---------
Net sales (1)                                                 $  70,425      $  71,370      $  80,710      $  96,616      $ 105,662
Cost of sales (2)                                                47,253         49,890         59,259         69,264         69,429
                                                              ---------      ---------      ---------      ---------      ---------
Gross profit                                                     23,172         21,480         21,451         27,352         36,233
Selling, general and administrative expenses                     21,535         21,763         27,094         31,635         30,290
Restructuring and impairment charges (3)                           --              350          9,720          2,015             24
                                                              ---------      ---------      ---------      ---------      ---------
       Operating income (loss)                                    1,637           (633)       (15,363)        (6,298)         5,919
Gain on sale of Barnett stock, net (4)                             --           47,473           --             --             --
Loss on the sale of Medal, net (5)                                 --           (1,105)          --             --             --
Loss on sale of WAMI, net (3) (5)                                  --             --           (2,024)          --             --
Gain on sale of U.S. Lock, net (5)                                 --             --             --           10,298           --
Equity earnings of Barnett                                         --            1,370          6,511          6,744          6,341
Amortization of deferred U.S. Lock gain (6)                        --            7,815            202           --             --
Interest expense, net                                               723          5,414         18,201         17,192         16,031
                                                              ---------      ---------      ---------      ---------      ---------
Income  (loss) from  operations  before  income taxes and
extraordinary items                                                 914         49,506        (28,875)        (6,448)        (3,771)
(Benefit) provision for income taxes                               (671)         1,680            (27)         1,029            537
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) from operations before extraordinary items          1,585         47,826        (28,848)        (7,477)        (4,308)
Extraordinary items (7)                                            --           52,222           --             --               92
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss)                                             $   1,585      $ 100,048      $ (28,848)     $  (7,477)     $  (4,500)
                                                              =========      =========      =========      =========      =========
Average number of shares outstanding                              1,215          1,212          1,207          1,206          1,203
                                                              =========      =========      =========      =========      =========
Basic earnings (loss) per share:
  From operations before extraordinary items                  $    1.30      $   39.46      $  (23.91)     $   (6.20)     $   (3.58)
  Extraordinary items                                              --            43.09           --             --             (.16)
                                                              ---------      ---------      ---------      ---------      ---------
  Net income (loss) per share                                 $    1.30      $   82.55      $  (23.91)     $   (6.20)     $   (3.74)
                                                              =========      =========      =========      =========      =========
Diluted earnings (loss) per share:
   From operations before extraordinary items                 $    1.30      $   39.46      $  (23.91)     $   (6.20)     $   (3.58)
  Extraordinary items                                                --          43.09           --             --             (.16)
                                                              ---------      ---------      ---------      ---------      ---------
  Net income (loss) per share                                 $    1.30      $   82.55      $  (23.91)     $   (6.20)     $   (3.74)
                                                              =========      =========      =========      =========      =========


Cash dividends per share:
  Common stock                                                $    --        $    --        $    --        $    --        $    --
  Class B common stock                                        $    --        $    --        $    --        $    --        $    --

BALANCE SHEET DATA:
Working capital                                               $   8,767      $   7,209      $  (5,725)     $  21,945      $  15,776
Total assets                                                     40,296         40,832         94,218        100,210        105,743
Total long-term debt                                                950            532        128,453        128,480        118,314
Stockholders' equity (deficit)                                   20,786         19,032        (80,543)       (52,086)       (44,744)

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

         The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at June 30, 2002. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers except in certain limited instances including, so long as there is no default or event of default and the Borrowers are in compliance with certain financial covenants, and contains customary negative, affirmative and financial covenants and conditions. The financial covenants require the Company to maintain a certain fixed charge coverage ratio and tangible net worth and not exceed a certain amount of capital expenditures in any given period. The ratios and dollar amounts of such financial covenants vary during the term of the PNC Bank Facility and are contained in the agreement governing the PNC Bank Facility, which appears as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 27, 2002 and is incorporated herein by reference as Exhibit 4.10 to this Form 10-K. The customary negative covenants contained in the PNC Bank Facility include restrictions, subject to important enumerated exceptions, on the Company's ability to effect a merger, consolidation, acquisition or sale of its assets, create liens, enter into guarantees, acquire interests in other entities, make loans to other entities, incur indebtedness, and engage in transactions with affiliates. The Company was in compliance with all loan covenants at June 30, 2002. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC Bank, NA to terminate the Agreement under certain circumstances.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The U.S. dollar is the functional currency for a significant portion of the Company's U.S. operations. Intra-company transactions between Waxman Industries, Inc. and its Asian operations, TWI and CWI, are effected in U.S. dollars. The functional currency of the Company's foreign operations is their local currency. Specifically, the functional currencies relating to TWI and CWI are the New Taiwan dollar (N.T. Dollar) and the Chinese Renminbi, respectively. As a result, the Company is exposed to currency translation risks, which primarily result from fluctuations of the foreign currencies in which the Company's foreign subsidiaries deal as compared to the U.S. dollar over time, which is a non-cash and non profit or loss item. The foreign currency transaction risks arise from certain receivables and payables being denominated in a currency other than the functional currency. The majority of TWI's transaction risk relates to it selling goods in U.S. dollars and the exchange rate changing in the 30 day to 60 day period that it takes to settle the receivable. TWI purchases very little goods that are not in NT Dollars. CWI has nearly no transaction risk because the Chinese Renminbi is fixed relative to the U.S. dollar. The Company does not enter into foreign currency exchange rate risk sensitive instruments, and the Company does not hedge the above-referenced transactions.

Gains and losses that result from foreign currency transactions are included in the Company's consolidated statements of operations on a current basis and affect the Company's reported net income (loss). Gains or losses created by the translation of the foreign company balance sheets are reported as cumulative foreign currency translation adjustments, and are included as a separate component of stockholders' equity in the Company's consolidated balance sheets and are also reported in comprehensive income in the Company's consolidated statements of operations.

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

Meaden & Moore, Ltd.
Cleveland, Ohio,
August 9, 2002.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TWI International Taiwan Inc.


We have audited the accompanying balance sheet of TWI International Taiwan Inc. as of June 30, 2002 and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements (not presented separately herein) are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based. on our audit.

We conducted our audit in accordance with Regulations for Audit of Financial Statements by Certified Public Accountants and auditing standards generally accepted in the Republic of China and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit Includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Accounting principles generally accepted in the Republic of China require that investments in shares of stock wherein the Corporation exercises significant influence on their operating and financial policy decisions be accounted for using the equity method. As more fully explained in Note 6 to the financial statements (not presented separately herein), the investment in CWI International, Inc. - Shenzen, a wholly owned subsidiary, has been accounted for using the cost method with the result that the carrying value of the investments was understated by NT$80,714,270 as of June 30, 2002, and income before income tax for the year then ended was understated by NT$84,114,033.

In our opinion, except for the effects of accounting for the investment in CWI International, Inc. - Shenzen using the cost method as discussed in the preceding paragraph, the financial statements (not presented separately herein) refer to above present fairly, in all material respects, the financial position of TWI International Taiwan Inc. as of June 30, 2002 and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the Republic of China.

/s/ T N Soong & Co
T N Soong & Co
An Associate Member Firm of Deloitte Touche Tohmatsu
  Effective April 22, 2002
(Formerly a Member Firm of Andersen Worldwide, SC) Taipei, Taiwan
The Republic of China
July 23, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CWI International China Inc.

We have audited the accompanying balance sheets of CWI International China Inc.
- ShenZhen as of June 30, 2002 and 2001, and the related statements of income and unappropriated earnings and cash flow for the years then ended. These statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CWI International China Inc. -ShenZhen as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our examination also comprehended the translations of the RMB dollar financial statements into U. S. dollars on the basis stated in Note 2 to the financial statements solely for the convenience of readers, and in our opinion, such translations have been made in conformity with such basis.

/s/ Chien Chyuan & Co.
Chien Chyuan & Co.,
Certified Public Accountants
August 5, 2002

THE FOLLOWING AUDITOR'S REPORT DATED AUGUST 28, 2000 BY ARTHUR ANDERSEN, LLP IS A COPY OF SAID REPORT PREVIOUSLY ISSUED ON AUGUST 28, 2000, AND THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                                                             Arthur Andersen LLP

Cleveland, Ohio,
August 28, 2000.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                     ASSETS

                                                                       2002            2001
                                                                       ----            ----

CURRENT ASSETS:

  Cash and cash equivalents                                          $  1,420           $    740
  Trade receivables, net                                               11,529             12,592
  Other receivables                                                     1,979              1,400
  Inventories                                                          10,497             11,895
  Prepaid expenses                                                      1,902              1,850
                                                                     --------           --------
      Total current assets                                             27,327             28,477
                                                                     --------           --------

PROPERTY AND EQUIPMENT:

  Land                                                                    554                551
  Buildings                                                             4,662              4,318
  Equipment                                                            11,427             10,415
                                                                     --------           --------
                                                                       16,643             15,284
Less accumulated depreciation and
amortization                                                           (8,302)            (6,996)
                                                                     --------           --------

Property and equipment, net                                             8,341              8,288
                                                                     --------           --------

CASH SURRENDER VALUE OF OFFICERS LIFE

INSURANCE POLICIES                                                      3,265              2,934

UNAMORTIZED DEBT ISSUANCE COSTS, NET                                      315                142

NOTES RECEIVABLE FROM RELATED PARTIES                                     548                452

OTHER ASSETS                                                              500                539
                                                                     --------           --------
                                                                     $ 40,296           $ 40,832
                                                                     ========           ========







           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2002               2001
                                                                       ----               ----


CURRENT LIABILITIES:

  Short-term borrowings                                              $  7,596           $  9,870
  Current portion of long term debt                                       235                175
  Accounts payable                                                      6,754              6,932
  Accrued liabilities                                                   3,975              4,291
                                                                     --------            -------
      Total current liabilities                                        18,560             21,268
                                                                     --------            -------

TERM DEBT - LONG-TERM PORTION                                             935               --

OTHER LONG-TERM DEBT, NET OF CURRENT PORTION                               15               532

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value per share:
authorized and unissued 2,000 shares                                     --                 --
Common stock, $0.01 par value per share:
22,000 shares authorized; 1,003 and 998
shares issued and outstanding, respectively                                99                 99
Class B common stock, $.01 par value per
share: 6,000 shares authorized; 214 issued and
outstanding in each year                                                   21                 21
Paid-in capital                                                        21,760             21,752
Retained deficit                                                         (123)            (1,708)
                                                                     --------            -------

                                                                       21,757             20,164
   Accumulated other comprehensive loss                                  (971)            (1,132)
                                                                     --------            -------

      Total stockholders' equity                                       20,786             19,032
                                                                     --------            -------
                                                                     $ 40,296            $40,832
                                                                     ========            =======

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Fiscal Year Ended June 30,
                                                                                            --------------------------
                                                                                   2002               2001                2000
                                                                                   ----               ----                ----
Net sales                                                                       $  70,425           $  71,370           $  80,710
Cost of sales                                                                      47,253              49,890              59,259
                                                                                ---------           ---------           ---------
Gross profit                                                                       23,172              21,480              21,451
Selling, general and administrative expenses                                       21,535              21,763              27,094
Restructuring and impairment charges (Note 4)                                        --                   350               9,720
                                                                                ---------           ---------           ---------
Operating income (loss)                                                             1,637                (633)            (15,363)
Gain on sale of Barnett, net (Note 2)                                                --                47,473                --
Loss on sale of Medal, net (Note 5)                                                  --                (1,105)               --
Loss on sale of WAMI, net (Note 5)                                                   --                  --                (2,024)
Equity earnings of Barnett                                                           --                 1,370               6,511
Amortization of deferred U.S. Lock gain                                              --                 7,815                 202
Interest expense                                                                      723               5,414              18,201
                                                                                ---------           ---------           ---------
Income (loss) before extraordinary item and income
taxes and extraordinary loss                                                          914              49,506             (28,875)
(Benefit) provision for income taxes                                                 (671)              1,680                 (27)
                                                                                ---------           ---------           ---------
Income (loss) before extraordinary gain                                             1,585              47,826             (28,848)
Extraordinary gain                                                                   --                52,222                --
                                                                                ---------           ---------           ---------
Net income (loss)                                                               $   1,585           $ 100,048           $ (28,848)
                                                                                =========           =========           =========

Other comprehensive income (loss):

Foreign currency translation adjustment                                               161                (473)                370
                                                                                ---------           ---------           ---------
Comprehensive income (loss)                                                     $   1,746           $  99,575           $ (28,478)
                                                                                =========           =========           =========






           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Fiscal Year Ended June 30,
                                                                                 --------------------------
                                                                             2002           2001         2000
                                                                             ----           ----         ----

Basic income (loss) per share:

Income (loss) before extraordinary gain                                     $1.30        $ 39.46      $ (23.91)

Extraordinary gain                                                             --          43.09            --
                                                                            -----        -------      --------
Net income (loss)                                                           $1.30        $ 82.55      $ (23.91)
                                                                            =====        =======      =========
Diluted income (loss) per share:

Income (loss) before extraordinary gain                                     $1.30        $ 39.46      $ (23.91)

Extraordinary gain                                                             --          43.09            --
                                                                            -----        -------      --------
Net income (loss)                                                           $1.30        $ 82.55      $ (23.91)
                                                                            =====        =======      ========

Weighted average number of common shares outstanding                        1,215          1,212         1,207
                                                                            =====        =======      ========




           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDING JUNE 30, 2002, 2001 AND 2000

                                 (IN THOUSANDS)

                                                                                                        Accumulated      Total
                                                                Class B                                    Other      Stockholders'
                                                     Common      Common       Paid-in      Retained   Comprehensive   (Deficit)
                                                      Stock      Stock        Capital       Deficit   Income (Loss)      Equity
                                                     ------     -------       -------      --------   -------------  -----------
Balance June 30, 1999                              $      98    $      21    $  21,732    $ (72,908)   $  (1,029)     $ (52,086)

    Net loss                                              --           --           --      (28,848)          --        (28,848)

    Employee Stock Purchase Plan                           1           --           20           --           --             21
       purchases

    Currency translation adjustment                       --           --           --           --          370            370
                                                   ---------    ---------    ---------    ---------    ---------      ---------

Balance June 30, 2000                                     99           21       21,752     (101,756)        (659)       (80,543)

     Net income                                           --           --           --      100,048           --        100,048

     Currency translation adjustment                      --           --           --           --         (473)          (473)
                                                   ---------    ---------    ---------    ---------    ---------      ---------

Balance June 30, 2001                                     99           21       21,752       (1,708)      (1,132)        19,032

     Net income                                           --           --           --        1,585           --          1,585

     Conversions of Class B common stock                  --           --           --           --           --             --

     Employee Stock Purchase Plan
        purchases                                         --           --            8           --           --              8

     Currency translation adjustment                      --           --           --           --          161            161
                                                   ---------    ---------    ---------    ---------    ---------      ---------

Balance June 30, 2002                              $      99    $      21    $  21,760    $    (123)   $    (971)     $  20,786
                                                   =========    =========    =========    =========    =========      =========




           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Fiscal Year Ended June 30,
                                                                                          --------------------------
Cash From (Used For):                                                                  2002          2001          2000
                                                                                       ----          ----          ----
Operations:
   Net income (loss)                                                                 $ 1,585      $100,048      $(28,848)
   Adjustments to reconcile net income (loss) to net cash used for operations:
   Extraordinary item -- debt defeasance                                                  --       (52,222)           --
   Non-cash restructuring and impairment charges                                          --         1,050        11,677
   Gain on sale of Barnett stock, net                                                     --       (47,473)           --
   Loss on sale of Medal                                                                  --         1,105            --
   Loss on sale of WAMI                                                                   --            --         2,024
   Non-cash interest                                                                     182            83           250
   Amortization of deferred U.S. Lock gain                                                --        (7,815)         (203)
   Equity earnings of Barnett                                                             --        (1,370)       (6,511)
   Depreciation and amortization                                                       1,346         2,314         2,767
   Deferred income taxes                                                                  --           367           173
   Bad debt provision                                                                    371           215           242
   Changes in assets and liabilities:
            Trade and other receivables                                                  113         1,307        (1,840)
            Inventories                                                                1,398         1,860          (600)
            Prepaid expenses and other                                                   (52)       (1,922)         (437)
            Accounts payable                                                            (178)          749          (315)
            Accrued liabilities                                                         (316)       (8,484)        4,022
            Net change in operating assets and liabilities of  U.S. Lock                  --            --           185
            Other, net                                                                   161          (473)          249
                                                                                     -------      -------       --------
         Net cash  provided by (used for) operations                                   4,610       (10,661)      (17,165)
                                                                                     -------      -------       --------
Investments:
     Capital expenditures, net                                                        (1,399)       (1,229)       (1,794)
     Change in other assets                                                             (388)        2,764        (2,388)
     Net proceeds from sales of businesses                                                --        94,503         1,800
                                                                                     -------      -------       --------
         Net cash (used for) provided by investments                                  (1,787)       96,038        (2,382)
                                                                                     -------      --------      --------





           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



Financing:                                                            2002         2001          2000
                                                                      ----         ----          ----
   Net change in short-term borrowings                               (2,274)      (10,016)       19,419
   Proceeds from long-term debt                                       1,155            --            --
   Repayment of long-term debt                                         (677)         (248)         (277)
   Debt issuance costs                                                 (355)           --          (137)
   Retirement of 11 1/8% Senior Secured Notes                            --       (35,855)           --
   Retirement of 123/4% Deferred Coupon Notes                            --       (39,329)
    Issuance of common stock                                              8            --            21
                                                                   --------      --------      --------

         Net cash (used for) provided by financing                   (2,143)      (85,448)       19,036
                                                                   --------      --------      --------
Net increase (decrease) in cash and cash equivalents                    680           (71)         (511)
Balance, beginning of year                                              740           811         1,322
                                                                   --------      --------      --------
Balance, end of year                                               $  1,420      $    740      $    811
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

         The number of common shares used to calculate basic and diluted earnings per share are as follows (in thousands):

                           2002           2001           2000
                          -----          -----          -----
         Basic            1,215          1,212          1,207
         Diluted          1,215          1,212          1,207


         L.       REVENUE RECOGNITION

         Revenue is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made. In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company has determined that SAB 101's revenue recognition guidelines are consistent with the Company's existing revenue recognition policies; therefore, SAB 101 did not have a material impact on the Company's consolidated financial statements.

         M.       SHIPPING AND HANDLING FEES

         In May 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The Company has historically recorded freight and any directly related associated cost of transporting finished product to customers as a component of its selling, general and administrative expenses. The amounts of $2.2, $2.9 and $3.6 for fiscal years 2002, 2001 and 2000, respectively, are recorded in selling, general and administrative expenses.

         N.       SPLIT-DOLLAR LIFE INSURANCE POLICIES

Split-dollar life insurance policies are maintained for the following officers and directors: (1) three policies for Melvin Waxman providing for total death benefits of $8,535,000, (2) two policies for Armond Waxman providing for total death benefits of $12,000,000, (3) one policy for Laurence Waxman providing for death benefits of $1,274,000 and (4) one policy for John Peters providing for death benefits of $1,250,000. In the event of the death of any of the above-referenced insureds, the Company will be repaid for the aggregate premiums paid by the Company for such policies from the insurance proceeds paid to the split-dollar life insurance trusts which own such policies.

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

5.       DISPOSAL OF BUSINESSES:

         A.       SALE OF MEDAL OF PENNSYLVANIA, INC. -- FISCAL 2001

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

         The Company consolidated Medal's financial information in its results through March 31, 2001. The impact of not consolidating Medal's results would have been to reduce consolidated net sales and improve the Company's net income
(loss) as follows (in thousands, except per share data):

                                              Fiscal 2001          Fiscal 2000
                                              -----------          -----------

          Net sales                             $  3,407            $   4,724
          Net loss                              $ (  151)           $  (  103)
          Basic and diluted loss per share      $ ( 0.12)           $  ( 0.09)

         B.       SALE OF WESTERN AMERICAN MANUFACTURING INC. -- FISCAL 2000

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

7.       DEBT

         A.       LONG-TERM DEBT

         Total other long-term debt consists of the following at June 30, 2002 and 2001 (in thousands of dollars):

                                                                                                          2002          2001
                                                                                                          ----          ----

Bank Agreement                                                                                         $  7,298       $  9,870
Term Loan maturing in 2005, bearing interest at prime plus 1%, secured by the Company's                   1,100             --
corporate land and building
Capital leases maturing in 2003 to 2006, bearing interest at 6.93% - 17.33%, secured by leased               85            169
equipment
Other debt, maturing in 2002, bearing interest at 5.7%, secured by TWI's land and building                  298             --
Other debt, maturing through 2009, bearing interest at 7.4%, secured by TWI's land and building              --            538
                                                                                                       --------       --------
                                                                                                          8,781         10,577
Less:  current portion                                                                                   (7,831)       (10,045)
                                                                                                       --------       --------
Long-term debt, net of current portion                                                                 $    950       $    532
                                                                                                       ========       ========

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

         The Company has certain obligations under capital leases which are included in the debt balances in the Long-Term Debt table provided in Note 7A. The obligations under capital leases have fixed interest rates ranging from 6.93% to 7.75% and are collateralized by property, plant and equipment. Property under capitalized leases consists of the following:

                                              2002                    2001
                                              ----                    ----
         Machinery and equipment             $ 432                   $ 411

         Less: Accumulated depreciation        280                      93
                                             -----                   -----
                                             $ 152                   $ 318
                                             =====                   =====

         The future minimum rentals for property under capital leases are as follows:

         2003                                                      $73
         2004                                                        6
         2005                                                        5
         2006                                                        5
         2007                                                        1
                                                                  ----
         Total minimum lease obligation                             90
         Less interest                                               5
                                                                  ----
         Present value of total minimum lease obligation          $ 85
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

         The components of income (loss) from continuing operations before income taxes and extraordinary gain are as follows (in thousands of dollars):

                                                                                     Fiscal Year Ended June 30,
                                                                                     --------------------------
                                                                                  2002          2001          2000
                                                                                  ----          ----          ----
        Domestic                                                                $ (80)      $ 47,895    $ (26,683)
        Foreign                                                                    994         1,611       (2,192)
                                                                                ------      --------     ---------
        Total                                                                   $  914      $ 49,506     $(28,875)
                                                                                ======      ========     =========


         The components of the provision for income taxes are (in thousands of dollars):

                                                                                   Fiscal Year Ended June 30,
                                                                                   --------------------------
        Currently payable:                                                       2002         2001          2000
                                                                                 ----         ----          ----
        U.S. Federal                                                            $  (773)     $   740        $   --
        Foreign, state and other                                                    102          573          (200)
                                                                                -------       ------        ------
             Total current                                                         (671)       1,313          (200)
        Deferred:  State                                                             --          367           173
                                                                                -------       ------        ------
             Total provision                                                    $  (671)     $ 1,680         $ (27)
                                                                                =======      =======        ======

         The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                                                   2002         2001          2000
                                                                                   ----         ----          ----
        U.S. statutory rate                                                        35.0%        35.0%         35.0%
        Domestic losses not benefited                                                --           --         (21.5)
        State taxes, net                                                            1.8          0.8           0.4
        Goodwill amortization                                                        --           --          (9.6)
        Foreign tax items                                                         (13.0)        (0.6)         (3.1)
        Change in valuation allowance                                                --        (32.0)           --
        Change in tax law                                                         (84.6)          --            --
        Nondeductible compensation                                                   --           --            --
        Original issue discount                                                      --           --          (0.9)
        Other, net                                                                (12.6)         0.2          (0.2)
                                                                                 ------       ------        ------
             Effective tax rate                                                   (73.4)%        3.4%          0.1%
                                                                                 ======       ======        ======


         The deferred tax assets and liabilities as of June 30, 2002 and 2001 are as follows (in thousands of dollars):

                                                     2002                           2001
                                                     ----                           ----
Net operating loss carryforwards                    $ 6,082                       $ 6,130
Accrued expenses                                         97                           163
Inventories                                             409                           405
Accounts receivable                                     188                           188
Procurement costs                                       910                         1,005
Alternative minimum tax credit                          718                         1,743
Other                                                   472                           448
                                                    -------                       -------
     Deferred tax asset                               8,876                        10,082
                                                    -------                       -------
Property                                               (941)                         (962)
                                                    -------                       -------
     Deferred tax liabilities                          (941)                         (962)
                                                    -------                       -------
     Net deferred tax asset                           7,935                         9,120
    Valuation allowance                              (7,935)                       (9,120)
                                                    -------                       -------
                                                    $    --                       $    --
                                                    =======                       =======


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

9.       LEASE COMMITMENTS

         The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2008.

         Future minimum rental payments are as follows (in thousands of dollars):

                  2003                                      $942

                  2004                                       822

                  2005                                       710

                  2006                                       678

                  2007                                       672

                  Thereafter                                 606
                                                          ------
                                                          $4,430

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

         At June 30, 2002 and 2001, the Company had the following receivables from related parties (in thousands):

                         Related Party                 2002          2001
                         -------------                 ----          ----
      Melvin Waxman, Co-CEO                            $ 60          $ 60
      Armond Waxman, Co-CEO                             135            86
      Waxman Development                                 84            72
      Aurora Investments Co.                             71            71
      Handl-it Inc.                                     134            99
      All other related parties                          64            64
                                                       ----          ----
           Total                                       $548          $452
                                                       ====          ====

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

                  Pro forma net income and earnings per share                2001            2000
                  -------------------------------------------                ----            ----
             Net income (loss) as reported                                 $100,808        $(28,848)
             Pro forma net income (loss)                                    $98,970        $(29,102)

             Basic and diluted income (loss) per share as reported           $82.55         $(23.91)
             Pro forma basic and diluted income (loss) per share             $82.48         $(24.12)

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

         Changes in stock options outstanding for the 1992 Stock Option Plan and the 1994 Non-Employee Directors Stock Option Plan are as follows (in thousands, except per share prices), with no options being outstanding at June 30, 2002:

                                         1992 Plan -                         1994 Plan -
                                          Shares        Option Price         Shares        Option Price
    Stock Options                        Outstanding    Per Share            Outstanding   Per Share
    -------------                        -----------    ---------            -----------   ---------
    Balance - June 30, 1999                  151      $10.00 - $56.25             5           $22.50
    Granted                                    9                $4.10            --               --
    Exercised                                 --                   --            --               --
    Expired or terminated                    (17)      $4.10 - $40.63            --               --
                                            ----                                ---
    Balance - June 30, 2000                  143      $10.00 - $56.25             5           $22.50
    Granted                                   --                   --            --               --
    Exercised                                 --                   --            --               --
    Expired or terminated                    (13)      $4.10 - $56.25            --               --
                                            ----                                ---
    Balance - June 30, 2001                  130       $4.10 - $56.25             5           $22.50
    Granted                                   --                   --            --               --
    Exercised                                 --                   --            --               --
    Expired or terminated                   (130)      $4.10 - $56.25            (5)          $22.50
                                            ----                                ---
    Balance - June 30, 2002                   --                                 --
                                            ====                                ===

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

                                                                       Corporate and
                                          Retail         Non-Retail         Other         Elimination        Total
                                          ------         ----------         -----         -----------        -----
Reported net sales:
Fiscal 2002                               $ 52,643      $ 25,638               --         $ (7,856)       $  70,425
Fiscal 2001                                 54,759        24,177               --           (7,856)          71,370
Fiscal 2000                                 60,361        30,597               --          (10,248)          80,710

Operating income (loss):
Fiscal 2002                               $  4,039      $    588         $ (2,990)              --        $   1,637
Fiscal 2001                                  1,459           628           (2,720)              --             (633)
Fiscal 2000                                (11,578)         (857)          (2,928)              --          (15,363)

Identifiable assets:
June 30, 2002                             $ 27,474      $  9,892         $  5,930               --        $  40,296
June 30, 2001                               26,907         9,135            4,790               --           40,832

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

FISCAL 2002                                                 1ST QTR.        2ND QTR.        3RD QTR.        4TH QTR.
-----------                                                 --------        --------        --------        --------
Net sales                                                  $ 18,733        $ 18,116        $ 15,552        $ 18,024
Gross profit                                                  6,055           5,606           5,445           6,066
Operating income (loss)                                         896             656             166             (81)
Income before provision (benefit) for income taxes              658             472              24            (240)
Net income (loss)                                          $    584        $    384        $    673        $    (56)
Basic loss per share:
   Net income                                              $   0.48        $   0.32        $   0.55        $  (0.05)
Diluted loss per share:
   Net income                                              $   0.48        $   0.32        $   0.55        $  (0.05)

FISCAL 2001                                                 1ST QTR.        2ND QTR.        3RD QTR.        4TH QTR.
-----------                                                 --------        --------        --------        --------
Net sales                                                  $ 17,289        $ 17,660        $ 19,974        $ 16,447
Gross profit                                                  5,093           5,687           6,410           4,290
Restructuring and impairment charges                            350              --              --              --
Operating income (loss)                                        (916)            234             645            (596)
Gain on sale of Barnett, net                                 47,473              --              --              --
Loss on sale of Medal, net                                       --              --          (1,105)             --
Amortization of U.S. Lock gain                                7,815              --              --              --

Income (loss) before provision (benefit) for income taxes
And extraordinary items                                      51,017             157            (798)         (870)
Extraordinary items                                             (57)         52,279              --            --
Net income (loss)                                          $ 48,210        $ 52,636        $   (848)       $   50

FISCAL 2001
-----------
Basic loss per share:                                      $  39.83        $   0.29        $  (0.70)       $ 0.04
   Net income (loss) before extraordinary items
   Extraordinary items                                         (.05)          43.14              --            --
                                                           --------        --------        --------        ------
   Net income (loss)                                       $  39.78        $  43.43        $  (0.70)       $ 0.04
                                                           ========        ========        ========        ======

Diluted loss per share:
   Net income (loss) before extraordinary items            $  39.83        $   0.29        $  (0.70)       $ 0.04
   Extraordinary items                                        (0.05)          43.14              --            --
                                                           --------        --------        --------        ------
   Net income (loss)                                       $  39.78        $  43.43        $  (0.70)       $ 0.04
                                                           ========        ========        ========        ======

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

     21.1* Subsidiaries (Exhibit 21.1 to Waxman Industries, Inc.'s Form S-4 filed June 20, 1994, incorporated herein by reference).

     23.1             Consent of Meaden & Moore, Ltd.

     23.2             Consent of TN Soong & Co.

     23.3             Consent of Chien Chyuan & Co.

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

                             WAXMAN INDUSTRIES, INC.

April 30, 2003                     By:  /s/  Mark Wester
                                       ----------------------
                                       Mark Wester
                                       Chief Financial Officer and
                                       Senior Vice President

                                  CERTIFICATION

I, Mark Wester, certify that:

1) I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Waxman Industries, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003    By: /s/ Mark W. Wester
                             ----------------------------
                                  Mark W. Wester
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

                                  CERTIFICATION

I, Armond Waxman, certify that:

1) I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Waxman Industries, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003                 By: /s/ Armond Waxman
                                          ------------------------------
                                              Armond Waxman
                                              President and
                                              Co-Chief Executive Officer

                                  CERTIFICATION

I, Melvin Waxman, certify that:

1) I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Waxman Industries, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003                    By: /s/ Melvin Waxman
                                             -------------------------------
                                                  Melvin Waxman
                                                  Chairman of the Board and
                                                  Co-Chief Executive Officer