Form 10-K
period 2003-06-30
WAXMAN INDUSTRIES INC
filed 2003-09-03
CIK 105096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2003
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-5888

WAXMAN INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	34-0899894 (I.R.S. Employer Identification Number)

24460 Aurora Road, Bedford Heights, Ohio (Address of Principal Executive Offices)	44146 (Zip Code)

(440) 439-1830

(Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,603,000

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X]

Number of shares of Common Stock outstanding as of August 20, 2003:

Common Stock	1,003,990
Class B Common Stock	214,189

DOCUMENTS INCORPORATED BY REFERENCE
CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
ITEM 1. BUSINESS
ITEM 2. DESCRIPTION OF PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AUDIT COMMITTEE REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTARY FINANCIAL INFORMATION
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
EX-3.1.2 Amendment to Certificate of Incorporation
EX-3.1.3 Amendment to Certificate of Incorporation
EX-3.1.4 Amendment to Certificate of Incorporation
EX-4.11 2nd Amend. to Revolving Credit Agreement
EX-23.1 Consent of Meaden & Moore, Ltd.
EX-23.2 Consent of En Wise CPAs
EX-23.3 Consent of Chien Chyuan & Co.
EX-23.4 Consent of T.N. Soong & Deloitte & Touche
EX-31.1 Certification:Co-Chief Executive Officer
EX-31.2 Certification:Co-Chief Executive Officer
EX-31.3 Certification:Chief Financial Officer
EX-32.1 Certification Pursuant to 18 U.S.C.

DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended June 30, 2003, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

     The Company consists of Waxman Industries, Inc. and subsidiaries in which Waxman Industries, Inc. directly or indirectly has a majority voting interest. Until its sale on September 29, 2000, the Company owned 44.2% of the common stock of Barnett Inc. (the “Barnett Common Stock”), a direct marketer and distributor of plumbing, electrical, hardware, and security hardware products, and accounted for Barnett Inc. (“Barnett”) under the equity method of accounting.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “goal”, “may,” “objective,” “optimistic,” “should,” “will” and similar expressions are intended to identify forward-looking statements. Such designed statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, risks associated with currently unforeseen competitive pressures and risks affecting the Company’s industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company’s business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

PART I

ITEM 1. BUSINESS

     General

     The Company believes it is one of the leading suppliers of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market in the United States. The Company also distributes its products in non-U.S. countries through its operations based in Asia, primarily to wholesale distributors, industrial and original equipment manufacturer (“O.E.M.”) customers. The Company distributes its products to approximately 700 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company’s consolidated net sales were $67.1 million in fiscal 2003.

     The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. (“Consumer Products”), WAMI Sales, Inc. (“WAMI Sales”) and TWI, International, Inc. Consumer Products, the Company’s largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI, International, Inc. includes TWI International Taiwan Inc. and its sales operation, TWI Industrial, Inc. (collectively, “TWI”), located primarily in Taiwan, and CWI International China, Ltd. (“CWI”), located in Mainland China. TWI and CWI manufacture, package, source and assemble products purchased by Consumer Products and non-affiliated businesses. Approximately 36% of Consumer Products’ purchases are from TWI or CWI. The Company’s non-intercompany sales are classified into two segments; (i) retail sales, which are made to the Company’s base of retail store customers and (ii) industrial sales, which are made to industrial supply distributors, O.E.M.’s and other wholesale trade businesses.

     Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. (“Medal,” formerly known as WOC Inc. (“WOC”)), when substantially all of the assets and certain liabilities of this business were sold (see Note 5). Until its sale on September 29, 2000, the Company owned 44.2% of Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products. The Company recorded equity earnings from this investment of $1.4 million for the first fiscal quarter ended September 30, 2000. The Company did not report equity earnings thereafter, due to the sale of its ownership interest in Barnett. See the “Business – Comprehensive Financial Restructuring Plan” section, the “Management’s Discussion and Analysis – Significant Developments - Prior Strategic and Restructuring Developments” section and Notes 2 and 3 of the Notes to

Consolidated Financial Statements in this Form 10-K for information regarding the sale of the Company’s interest in Barnett.

     Forward-Looking Statements

     Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets and to attract new sources of financing, are forward-looking statements that involve risk and uncertainties. In addition to statements which are forward-looking by reason of context, the words “anticipate,” “believe,” “continue,” “design,” “estimate,” “expect,” “intend,” “goal,” “may,” “objective,” “optimistic,” “should,” “will,” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

•	the continuity of business relationships with major customers and a high concentration of business with several customers

•	the competitive nature of other suppliers in our business and pricing pressure from retailers and other customers

•	the limited ability to push pricing pressure from customers through to our vendors or absorb these pressures within our own operations

•	the ability of the Company to expand into new markets, attract new customers and develop new products, including access to sufficient working capital to fund such actions

•	any large or unusual cash outlay that would strain our relatively modest positive operating cash flow and available financing

•	the effect of competition by businesses developing sourcing or manufacturing operations in Asia and other low cost markets

•	our ability to continue to meet the terms of our debt and bank credit facilities which include certain financial covenants and other restrictions

•	a continuation of the economic slowdown in the domestic retail economy and / or financial failure, closure or sale of one of our larger customers

•	the effect on our international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates and potential adverse tax consequences

•	a significant amount of product is purchased from our own operations in Asia, which could cause temporary supply problems if the ability for those operations to provide product were impaired

•	the effect of any interruption in supply of material, including any work slowdowns such as the one caused by the Longshoreman’s strike earlier this fiscal year

You must consider these risks and others that are detailed in this Form 10-K in deciding whether to invest and in assessing any existing investment in the Company.

     Comprehensive Financial Restructuring Plan

     In fiscal 2001, the Company completed its comprehensive financial restructuring plan (See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K), disposing of 7,186,530 shares of Barnett Common Stock and using the $94.5 million in proceeds as follows:

-	paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.

-	reduced its borrowings under its working capital credit facility by approximately $10.0 million.

-	retired all of its approximately $35.9 million principal amount of 11 1/8% Senior Notes due 2001 (the “Senior Notes”) of Waxman USA Inc., a direct wholly-owned subsidiary of the Company, plus accrued interest.

-	paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to the holders of the Company’s 12 3/4% Senior Secured Deferred Coupon Notes due 2004 (the “Deferred Coupon Notes”).

-	funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan (as defined below).

     The sale of the Barnett Common Stock and payments outlined above were made subsequent to the Company and an ad hoc committee representing a controlling portion of the Deferred Coupon Notes and Senior Notes developing a jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the “Joint Plan”). The Joint

Plan received the approval of the holders of approximately 97% of the Deferred Coupon Notes. Under the Joint Plan, the holders of the Deferred Coupon Notes were the only impaired class of creditors; none of the Company’s operating subsidiaries or operating divisions were included in the filing and they paid their trade creditors, employees and other liabilities under normal conditions. On October 2, 2000, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. On November 14, 2000, the Company’s Joint Plan was approved by the Court and on March 14, 2001, the Court closed the Chapter 11 case, and the Company emerged from bankruptcy.

Consumer Products

     Consumer Products actively markets and distributes approximately 2,900 products to a wide variety of retailers, primarily mass merchandisers, do-it-yourself (“D-I-Y”) warehouse home centers and home improvement centers. Consumer Products’ customers include large national retailers such as Wal-Mart, Lowe’s, Kmart and Sears, as well as several regional D-I-Y retailers such as Meijers, Fred Meyers and Menards. Consumer Products works closely with its customers to develop comprehensive marketing and merchandising programs designed to improve their profitability, efficiently manage shelf space, reduce inventory levels and maximize floor stock turnover. Consumer Products also offers certain of its customers the option of private label programs and direct import programs. Consumer Products’ net sales for fiscal 2003 were $36.3 million, excluding direct import sales.

     In recent years, the rapid growth of large mass merchandisers and D-I-Y retailers has contributed to a significant consolidation of the United States retail industry and the formation of large, dominant, product specific and multi-category retailers. These retailers demand suppliers who can offer a broad range of quality products and can provide strong marketing and merchandising support. Due to the consolidation in the retail industry, a substantial portion of Consumer Products’ net sales are generated by a small number of customers. Sales to Consumer Products’ larger customers for fiscal 2003, 2002 and 2001, respectively, were as follows; Wal-Mart accounted for 34.0%, 29.0% and 25.0%; Lowe’s accounted for 20.9%, 16.1% and 8.4%; and Kmart accounted for 3.7%, 13.6% and 11.3%. The retail industry consolidation has resulted in the cessation of business for a number of weaker organizations over the past several years, including some companies served by Consumer Products. In January 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company had adequate reserves to account for any loss on its accounts receivable at the time of Kmart’s Chapter 11 filing. The Company continued to provide Kmart with approximately $1.2 million in floor and surface protection products in fiscal 2003. The Company is working to expand its sales to Kmart to include some products in plumbing repair, a program that ended in June 2002.

     During fiscal 2003, the Company replaced a majority of the net sales reduction due to the loss of the Kmart plumbing repair revenue base. It has also reduced its cost structure, where possible, for the loss of this program, but believes that it may not be appropriate to diminish its infrastructure beyond a level that best supports all of its retail customers and the additional business being developed. The Company expects that programs with other retailers will continue to offset the loss of the Kmart business. In the event Consumer Products were to further lose any of its larger retail accounts as a customer or one of its larger accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products’ cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

     Consumer Products utilizes a modern and efficient national distribution center in Groveport, Ohio, a suburb of Columbus, where it uses radio frequency technology to manage its inventory systems in a virtually paperless environment. The Company believes that this system is important in meeting its customers requirements and in maintaining a cost efficient environment that allows it to remain competitive.

     Consumer Products’ marketing strategy includes offering mass merchandisers and D-I-Y retailers a comprehensive merchandising program, which includes design, layout and setup of selling areas. Sales and service personnel assist the retailer in determining the proper product mix in addition to designing category layouts to effectively display products and optimally utilize available floor and shelf space. Consumer Products supplies point-of-purchase displays for both bulk and packaged products, including color-coded product category signs and color-coordinated bin labels to help identify products and backup tags to identify products that require reordering. Consumer Products also offers certain of its customers the option of private label programs for their plumbing and floor care products. In-house design, assembly and packaging capabilities enable Consumer Products to react quickly and effectively to service its customers’ changing needs. Consumer Products’ products are packaged and designed for ease of use, with “how to” instructions to simplify installation, even for the uninitiated D-I-Y consumer. In addition, Consumer Products has sophisticated EDI capabilities, enabling customers to minimize inventory levels and increase return on investment.

     In the past several years, certain retailers have begun to develop direct import programs to improve their profitability. Those retailers generally select certain product categories and import full containers of such products to their domestic distribution centers. Consumer Products has responded to this trend by working with the Company’s foreign sourcing operations to provide the products, while Consumer Products provides certain value added services, such as account management, selling and marketing support and customer service. Due to the sharing of responsibilities in servicing the domestic retail accounts, profits are shared by Consumer Products and the foreign operation. The direct shipment arrangement generally results in lower gross profit margins for the Company, but also results in lower selling, general and administrative costs.

Products

     The following is a discussion of Consumer Products’ principal product groups:

     Plumbing Products. Consumer Products’ plumbing repair products include toilet repair, sink and faucet repair, water supply repair, drain repair, shower and bath repair, hose and pipe repair, and connection repair. Consumer Products also offers proprietary lines of faucets under the trade name AquaLife® and a line of shower and bath accessories under the proprietary trade names Spray Sensations®, Body Moods® and distinctives™. Consumer Products’ product line also includes a full line of valves and fittings, rubber products and tubular products such as traps and elbows. Many of Consumer Products’ plumbing products are sold under the proprietary trade name Plumbcraft®. In addition, Consumer Products offers certain of its customers the option of private label programs.

     Floor and Surface Protective Hardware Products. Consumer Products’ floor and surface protective hardware products include casters, doorstops, and other floor, furniture, felt and rubber surface protective and wall protective items. Consumer Products markets a complete line of floor and surface protective hardware products under the proprietary trade names SoftTouch®, SuperSliders® and EZSliders™ and also under private labels.

     New Product and Packaging Introductions. In recent years, as the consolidation in the United States retail industry has accelerated, decreasing the number of potential customers in the Company’s traditional market, the Company has placed an emphasis on new product development, product line extensions and the redesign of existing products and packaging concepts to allow it to diversify its product offerings to its existing customers and to enable it to penetrate new customer categories. Consumer Products has several new product and new packaging initiatives planned.

     In the shower category, Consumer Products has repackaged and re-named its shower product line with eye catching graphics targeted to the female consumer. In addition, new shower products with the features and functions desired most by consumers have been added. Consumer Products has also developed a new line of luxury shower products targeted for placement in home stores and with mass merchandisers. This line has product features with designer packaging that will command premium yet affordable pricing.

     EZ Mount™, a unique self adhering, non marking, reusable product that sticks on any surface, was launched in the fall of 2002. This exciting new product line with dozens of decorating, mounting and communications uses, has specifically been targeted for office supply stores, mass merchandisers, home center stores and specialty toy stores.

     EZ Caster™ is a unique self stick caster that requires no tools for installation and has a locking mechanism that is designed to fit a number of surfaces and will not scratch hardwood or vinyl floors. EZ Caster™ is targeted for placement in office supply stores, mass merchandisers, and other D-I-Y retailers. The Company expects to test the product in selected retailers over the next 12 to 18 months.

Other Domestic Operations

     WAMI Sales

     WAMI Sales distributes pipe nipples, fittings and other products to industrial supply and wholesale operations throughout the United States and, to a lesser extent, Canada. It distributes approximately 2,000 products to approximately 560 customers through its own sales force and through outside sales representative organizations. WAMI Sales utilizes foreign suppliers, principally from Asia, to supply the products it distributes. WAMI Sales’ net sales amounted to $3.2 million in fiscal 2003.

     Medal

     Prior to its sale effective March 31, 2001, Medal was a supplier of hardware and plumbing products to approximately 600 independent hardware stores and small independent retailers within a 250 mile radius of its facility in Sharon, Pennsylvania. Medal was formerly a division of WOC Inc., which also included U.S. Lock, a full line supplier of security hardware products, until its sale on January 1, 1999. In fiscal 2001, WOC was renamed Medal of Pennsylvania, Inc. to reflect its only remaining operation. Medal’s net sales amounted to $3.4 million for the nine-month period it operated in fiscal 2001.

Foreign Operations

     The Company conducts its foreign operations through TWI, International, Inc. including TWI in Taiwan and CWI in Mainland China. TWI and CWI manufacture, package, source and assemble product purchased by Consumer Products and non-affiliated businesses. These businesses were initially established to support Consumer Products and other operations of the Company, but have developed their own base of customers, which now represent approximately 41.1% of the Company’s consolidated net sales. TWI and Consumer Products have also responded to the increasing interest by certain retailers in direct import programs, with the added benefit of domestic account management. For the years ended June 30, 2003, 2002 and 2001, products purchased from the foreign operations accounted for approximately 17.4%, 15.9% and 15.1%, respectively, of the total product purchases made by the Company. For fiscal 2003, the combined foreign operations had net sales of $35.4 million, of which $7.8 million were intercompany transactions, which are eliminated in consolidation. In fiscal 2003, 2002 and 2001, approximately $10.6 million, $13.1 million and $16.6 million, respectively, of the Company’s industrial sales were to Barnett. However, the Company has made significant progress in recent years in its effort to develop the industrial customer base served by its foreign operations.

     The Company believes that these foreign facilities provide a competitive advantage in terms of cost and flexibility in sourcing. Both labor and physical plant costs are significantly below those in the United States. Substantially all of the other products purchased by the Company are manufactured by unrelated third parties. The Company estimates that it purchases products and materials from approximately 340 suppliers and is not dependent on any single unaffiliated supplier for a material portion of its requirements.

Principal Product Groups

     The following table sets forth the approximate percentage of net sales attributable to the Company’s principal product groups.

	2003	2002	2001

Plumbing	70%	72%	77%
Hardware	30%	28%	23%

Total net sales	100%	100%	100%

Import Restrictions and Customs Issues

     Under current United States government regulations, some products manufactured offshore are subject to import restrictions. The Company currently imports goods from China and Taiwan. When the Company chooses to directly import goods purchased outside of the United States, the Company may be subject to import quota restrictions, depending on the country of origin of assembly. If the Company cannot obtain the necessary quota, the Company will not be able to import the goods into the United States. These restrictions may limit the amount of goods from a particular country that may be imported into the United States or increase the cost of goods being imported into this country. In fiscal 2002, the United States imposed a 15% tariff on many imported products made of steel, including products imported by WAMI Sales. This tariff has increased the cost structure of this business. Export visas for the goods purchased offshore by the Company are readily available. As indicated above, many of the Company’s imported goods are of Chinese origin, which was granted most favored nation status in the spring of 2000. There is no guarantee this will continue to be the case in the future.

     In the fiscal 2003 fourth quarter, the United States Commerce Department issued a preliminary report on anti-dumping duties that they recommend be imposed on malleable fittings from specific suppliers in Asia. A final report is expected to be issued in October or November 2003. The Company purchases some of its malleable fittings from one of the suppliers listed in the report, which could raise cost of these products by the recommended increase from a 6% duty to a 13.5% duty. The range of anti-dumping duty increases sought by the Commerce Department is different for each supplier, but ranges from a low of 13.5% to 144%. It is not possible to evaluate the impact of this potential action until the ruling and amounts are final and the Company evaluates the opportunity to minimize the impact of this price increase by passing along all or a portion of the potential price increase to customers.

Equity Investment - Barnett Affiliate

     Until September 29, 2000, the Company held an equity interest in Barnett, a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to professional contractors, independent hardware stores, maintenance managers, liquid propane gas dealers and locksmiths throughout the United States. The Company owned 100% of Barnett prior to an initial public offering in April 1996. A secondary offering in April 1997 reduced the Company’s ownership interest to approximately 44.4% of the Barnett Common Stock. In July 2000, the Company announced that it had reached an agreement to monetize its Barnett Common Stock for $13.15 per share as part of the purchase of all of Barnett’s outstanding shares by Wilmar Industries, Inc. (the “Barnett Merger”). In September 2000, the remaining 7,186,530 shares of Barnett Common Stock were used to raise $94.5 million in proceeds as part of the Company’s comprehensive financial restructuring plan. The Company’s equity investment in Barnett amounted to $44.3 million immediately prior to the sale, including equity earnings recognized by the Company in the quarter ended September 30, 2000 of $1.4 million. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs and other costs associated with the comprehensive financial restructuring of the Company. In addition, the Company recognized $7.8 million in deferred gain on the sale of U.S. Lock in fiscal 2001, which was being recognized as Barnett amortized the goodwill associated with its purchase of U.S. Lock.

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

Employees

     As of June 30, 2003, the Company employed 437 persons, 131 of whom were clerical and administrative personnel, 83 of whom were sales and service representatives and 223 of whom were either production or warehouse personnel. None of the Company’s employees are represented by collective bargaining units. The Company considers its relations with its employees to be satisfactory.

Trademarks

     Several of the trademarks and trade names used by the Company are considered to have significant value in its business. See “Business – Consumer Products – Products.”

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

     The Company and two of its indirect subsidiaries were threatened with litigation by two separate California public interest groups alleging unlawful discharge of chemicals under California’s Safe Drinking Water & Toxic Enforcement Act of 1986 (“Proposition 65”). Both public interest groups ultimately sued the Company and two of its indirect subsidiaries in different lawsuits. The Company successfully settled one action for an immaterial amount in late June 2003. The Company continues to evaluate the merits of the allegations in the second action and is contesting and vigorously defending itself in that matter. Any potential liability related to this litigation cannot be assessed at this time, as the Company is in the early stages of the proceedings.

Seasonality

     The Company’s sales are generally consistent throughout its fiscal year, although the third fiscal quarter is generally weaker in sales than the other quarters.

ITEM 2. DESCRIPTION OF PROPERTIES

     The following table sets forth, as of the most current date, certain information with respect to the Company’s principal physical properties:

			Lease
	Approximate		Expiration
Location	Square Feet	Purpose	Date

24460 Aurora Road	21,000	Corporate Office	Owned
Bedford Hts., OH

24455 Aurora Road	46,000	Consumer Products Corporate	6/30/07
Bedford Hts., OH (1)		Office and Distribution Center

5920 Green Pointe Dr.	142,000	Consumer Products	10/31/08
Groveport, OH		Office and Distribution Center

No. 10, 7th Road	55,000	TWI	Owned
Industrial Park		Office, Packaging
Taichung, Taiwan		and Distribution Center
Republic of China (2)

Dan Keng Village	73,000	CWI	Owned
Fu Ming County		Office, Packaging, Manufacturing
Shenzhen, P.R. China		and Distribution Center

1948 Hays Lane, Suite B	15,000	WAMI Sales	3/31/06
Woodland, California		Office and Distribution Center

4647 Leston Avenue	12,000	WAMI Sales	6/30/04
Dallas, Texas		Office and Distribution Center

(1)	Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of this property. Effective July 1, 2002, Consumer Products entered into a new five year lease with Aurora Investment for the 9,000 square feet of office space and the 20,000 square feet of warehouse space they utilize. Consumer Products also subleases 17,000 square feet of warehouse space in the same facility from Handl-it. Until June 30, 2002, when Consumer Products leased the entire facility, Handl-it sublet 97,000 square feet of warehouse space from Consumer Products (see below for information regarding affiliated ownership). Rent expense under this lease was $167,157 in fiscal 2003 and $326,716 in fiscal 2002 and 2001. The sublease to Handl-it began in 2000, after Consumer Products moved its distribution center to Groveport, Ohio and continued until the lease terminated on June 30, 2002.

(2)	In August 2003, TWI executed an agreement to sell this facility and it is expected that the transaction will close within 90 days. TWI has signed a 4 year lease that will be effective upon the closing of the building sale to lease approximately 33,000 square feet of office and warehouse space in this facility, of which approximately 11,000 square feet of warehouse space will be subleased to a joint venture operation.

     Handl-it Inc., a corporation owned by John S. Peters, a director of and consultant to the Company, together with another member of his family, and Melvin Waxman and Armond Waxman, subleased warehouse space from Consumer Products through June 30, 2002. The Company charged Handl-it Inc. $191,079 and $290,496 in fiscal 2002 and 2001, respectively, for subleasing the warehouse in Bedford Hts., Ohio. The sublease by Handl-it allowed Consumer Products to move to a more efficient national distribution center in Groveport, Ohio. Handl-it owes Consumer Products $78,131 at June 30, 2003 for unpaid rent in fiscal 2002 on this space, and is making payments on an interest bearing note (see Note 10, Related Party Transactions of the Notes to the Consolidated Financial Statements in this Form 10-K) which will be fully repaid by October 2004. Consumer Products began subleasing warehouse space from Handl-it in fiscal 2003 for which it paid $61,200. In fiscal 2001, Handl-it provided Consumer Products with certain outside transportation services, for which Consumer Products paid Handl-it Inc. approximately $27,000. For a portion of fiscal 2001, WAMI Sales utilized Handl-it to provide all warehousing, labor and shipping functions in Cleveland,

Ohio, and paid Handl-it a fee of $67,000, an amount equal to a percentage of monthly sales plus other direct costs from this operation. Consumer Products also utilizes Con-Pak Inc., a third party packaging operation that was acquired by Handl-it in 1999, in instances where the packaging cannot be performed by the Company’s operations in Asia. Consumer Products had been using Con-Pak prior to it being acquired by Handl-it, and has paid Con-Pak $227,807, $377,599 and $234,368 for these services in fiscal 2003, 2002 and 2001, respectively.

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

     As further described in Note 14 of the Notes to the Consolidated Financial Statements in this Form 10-K, the Company and two of its indirect subsidiaries were threatened with litigation by two separate California public interest groups alleging unlawful discharge of chemicals under California’s Safe Drinking Water & Toxic Enforcement Act of 1986 (“Proposition 65”). Both public interest groups ultimately sued the Company and two of its indirect subsidiaries in different lawsuits. The Company successfully settled one action for an immaterial amount in late June 2003. The Company continues to evaluate the merits of the allegations in the second action and is contesting and vigorously defending itself in that matter. Any potential liability related to this litigation cannot be assessed at this time, as the Company is in the early stages of the proceedings.

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

     Mr. Melvin Waxman, age 69, has been the Chairman of the Board since August 1976, other than from June 1995 until April 1996, when he was Co-Chairman of the Board. Mr. Waxman was the Chief Executive Officer from 1962 until May 1988, when he became the Co-Chief Executive Officer of the Company. Mr. Waxman has been a director of the Company since 1962. Melvin Waxman and Armond Waxman are brothers.

     Mr. Armond Waxman, age 64, is the Co-Chief Executive Officer, President and Treasurer of the Company. Mr. Waxman became the Co-Chief Executive Officer in May 1988, and has been the President and Treasurer of the Company since August 1976, other than from August 1976 to May 1988, when he was the Chief Operating Officer of the Company. Mr. Waxman has been a director of the Company since 1962. Armond Waxman and Melvin Waxman are brothers.

     Mr. Laurence Waxman, age 46, is the Executive Vice President of the Company since 2003 and is also President of Consumer Products, a position he has held since 1988. Mr. Waxman had been the Senior Vice President of the Company since November 1993 and joined the Company in 1981. Mr. Waxman has been a director of the Company since July 1996. Mr. Laurence Waxman is the son of Melvin Waxman.

     Mr. Mark Wester, age 48, is a Senior Vice President and Chief Financial Officer of the Company and an inactive certified public accountant. Mr. Wester joined the Company in October 1996 as Corporate Controller and in January 1997 became the Vice President-Finance. In April 1997, Mr. Wester became the Chief Financial Officer of the Company, and in May 2002, he became a Senior Vice President and Chief Financial Officer. Mr. Wester provided consulting services to the Company from May 1996 through September 1996. From March 1992 to April 1996, Mr. Wester was a limited partner with a privately owned telecommunications company, Capital Communications Cooperative, and the Chief Financial Officer of Progressive Communications Technologies. From 1978 to 1992, Mr. Wester was employed by The Fairchild Corporation (formerly, Banner Industries, Inc.), where he held several positions during his tenure, including Vice President and Corporate Controller.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

          The Company’s Common Stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”). On February 20, 2001, the Company effected a 1 for 10 reverse stock split (the “Reverse Stock Split”) for the Company’s Common Stock, which trades under the symbol “WAXM.BB” and Class B Common Stock. The Company’s Class B Common Stock does not trade in the public market due to restricted transferability. However, the Class B Common Stock may be converted into Common Stock on a share-for-share basis at any time.

          The following table sets forth the high and low closing quotations as reported by the OTCBB for fiscal 2003 and 2002.

	2003		2002

	High	Low	High	Low

First Quarter	$6.25	$4.00	$2.35	$1.55
Second Quarter	5.60	3.90	3.46	1.70
Third Quarter	5.55	3.30	5.00	3.25
Fourth Quarter	4.80	3.00	6.25	4.40

Holders of Record

          As of August 20, 2003, there were 551 holders of record of the Company’s Common Stock and 95 holders of record of the Company’s Class B Common Stock.

Dividends

          The Company declared no dividends in fiscal 2003 or 2002. Restrictions contained in the Company’s debt instruments currently prohibit the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

Income Statement Data:
(Amounts in thousands, except per share amounts)	2003	2002	2001 (9)	2000 (10)	1999 (11)

Net sales (1)	$67,142	$70,425	$71,370	$80,710	$96,616
Cost of sales (2)	44,689	47,253	49,890	59,259	69,264

Gross profit	22,453	23,172	21,480	21,451	27,352
Selling, general and administrative expenses	21,958	21,629	21,877	27,101	31,676
Restructuring and impairment charges (3)	—	—	350	9,720	2,015

Operating income (loss)	495	1,543	(747)	(15,370)	(6,339)
Gain on sale of Barnett stock, net (4)	—	—	47,473	—	—
Loss on the sale of Medal, net (5)	—	—	(1,105)	—	—
Loss on sale of WAMI, net (3) (5)	—	—	—	(2,024)	—
Gain on sale of U.S. Lock, net (5)	—	—	—	—	10,298
Equity earnings of Barnett	—	—	1,370	6,511	6,744
Amortization of deferred U.S. Lock gain (6)	—	—	7,815	202	—
Other Income (7)	210	94	114	7	41
Interest expense, net	531	723	5,414	18,201	17,192

Income (loss) from operations before income taxes and extraordinary items	174	914	49,506	(28,875)	(6,448)
(Benefit) provision for income taxes	(247)	(671)	1,680	(27)	1,029

Income (loss) from operations before extraordinary items	421	1,585	47,826	(28,848)	(7,477)
Extraordinary items (8)	—	—	52,222	—	—

Net income (loss)	$421	$1,585	$100,048	$(28,848)	$(7,477)

Average number of shares outstanding	1,218	1,215	1,212	1,207	1,206

Basic earnings (loss) per share:
From operations before extraordinary items	$0.35	$1.30	$39.46	$(23.91)	$(6.20)
Extraordinary items	—	—	43.09	—	—

Net income (loss) per share	$0.35	$1.30	$82.55	$(23.91)	$(6.20)

Diluted earnings (loss) per share:
From operations before extraordinary items	$0.35	$1.30	$39.46	$(23.91)	$(6.20)
Extraordinary items	—	—	43.09	—	—

Net income (loss) per share	$0.35	$1.30	$82.55	$(23.91)	$(6.20)

Cash dividends per share:
Common stock	$—	$—	$—	$—	$—
Class B common stock	$—	$—	$—	$—	$—
Balance Sheet Data:
Working capital	$9,057	$8,767	$7,209	$(5,725)	$21,945
Total assets	39,169	40,296	40,832	94,218	100,210
Total long-term debt	896	950	532	128,453	128,480
Stockholders’ equity (deficit)	21,040	20,786	19,032	(80,543)	(52,086)

(1)	Prior to fiscal 2002, the Company recorded business procurement charges for inventory repurchases as a contra sale, while reporting other business procurement costs, such as slotting fees and the cost of reorganizing a customer’s store aisles and displays in order to accommodate the Company’s products, as a separate operating expense category. Beginning in fiscal 2002, the Company adopted a new Financial Accounting Standards Board standard, EITF Issue No. 00-25, and began to record all of these charges as a reduction in net sales. As a result, net sales for fiscal 2001, 2000 and 1999 were reduced by $2.15 million, $0.65 million and $2.5 million, respectively, for charges not previously recorded as a contra sale, but there was no impact on operating income.

(2)	In the fiscal 2000 fourth quarter, Consumer Products incurred higher cost of sales for the write off of $1.7 million in packaging material and other inventory associated with the closure of (i) a distribution facility in Grand Prairie, Texas, which was consolidated into Consumer Products’ national distribution center near Columbus, Ohio and (ii) a packaging operation in Tijuana, Mexico that transferred operations to the Company’s operations in Taiwan and China. The Company also reported a reduction in sales of $0.4 million and additional charges to cost of sales of $0.5 million for the realizability of receivables and inventory in the fiscal 2000 fourth quarter for the closure of its Premier Faucet Company.

(3)	In the fiscal 2001 first quarter, the Company recorded a $0.35 million charge associated with additional restructuring costs for warehouses closed by Consumer Products in prior years. In the fiscal 2000 second quarter, the Company recorded a $1.3 million restructuring charge related to the consolidation of its packaged plumbing products under the Plumbcraft® brand name. In the fiscal 2000 fourth quarter, the Company recorded a $0.6 million restructuring charge related to (i) the closure of its Grand Prairie, Texas distribution center, which was consolidated into Consumer Products’ distribution center near Columbus, Ohio, and (ii) the closure of a packaging operation in Tijuana, Mexico that was transferred to the Company’s operations in Taiwan and China. In the fourth quarter of fiscal 2000, the Company also recorded an asset impairment charge of $6.7 million related to the write-off of goodwill as required by SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of,” for two product lines that were acquired by Consumer Products in December 1986 and May 1988. Also included in restructuring costs is a $1.2 million charge from the closure of Premier Faucet Corporation in June 2000. In fiscal 1999, the Company recorded a $2.1 million restructuring charge associated with the move of one of Consumer Products’ warehouses.

(4)	In September 2000, the Company sold its remaining 7,186,530 shares of Barnett common stock as part of its comprehensive debt restructuring, recognizing a net gain of $47.5 million.

(5)	The sale of significantly all of the assets and certain liabilities of these operations are detailed in Note 5 to the Consolidated Financial Statements, including the $1.1 million loss on the March 31, 2001 sale of Medal, the $2.0 million loss on the March 31, 2000 sale of Western American Manufacturing, Inc. (“WAMI”) and the $10.3 million gain on the January 1, 1999 sale of U.S. Lock.

(6)	The Company deferred $8.1 million of the gain on the sale of U.S. Lock in fiscal 1999 due to its continued ownership interest in Barnett. The gain was being amortized as Barnett wrote-off the goodwill associated with the U.S. Lock purchase. In fiscal 2001, the Company recognized the remaining $7.8 million in deferred gain on the U.S. Lock sale due to the disposal of its remaining interest in Barnett. See Notes 2 and 3 to the Consolidated Financial Statements.

(7)	In fiscal 2003, the Company reclassified dividend distributions received as other income for all years presented. The dividends were received from joint venture operations that are accounted for using the cost method of accounting to other income. Previously, this amount was included in selling, general and administrative expenses.

(8)	Fiscal 2001 amounts reflect the extraordinary gain on the defeasance of debt at a discount, net of the write-off of deferred financing costs (see Note 6 to the Consolidated Financial Statements).

(9)	The results of Medal were consolidated by the Company until its sale, which was effective March 31, 2001. As a result of the sale, fiscal 2001 includes results for Medal for nine months, while the previous fiscal years include results for twelve months. See Note 5 to the Consolidated Financial Statements for further discussion of the sale of Medal. Fiscal 2001 also includes equity earnings for Barnett through September 2000, when the remaining Barnett stock was sold. Prior periods presented include equity earnings from Barnett for the full fiscal year.

(10)	The results of WAMI were consolidated by the Company until its sale, which was effective March 31, 2000. As a result of the sale, fiscal 2000 only includes nine months of WAMI’s results while the previous fiscal year includes results for twelve months. See Note 5 to the Consolidated Financial Statements for further discussion of the sale of WAMI.

(11)	The results of U.S. Lock were consolidated by the Company until its sale, which was effective January 1, 1999. As a result of the sale, fiscal 1999 includes only six months of U.S. Lock’s results while the previous fiscal years include results for twelve months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

General

     The Company operates in two business segments — the distribution of specialty plumbing and hardware products to retailers and the distribution of plumbing and other products to non-retail businesses. Distribution of plumbing and hardware products to retailers is primarily conducted through domestic operations, but is also conducted through direct import programs from the foreign sourcing, manufacturing and packaging operations. In fiscal 2003, approximately 22.0% of the Company’s foreign operations’ sales were to the Company’s domestic wholly-owned operations, which are eliminated in consolidation.

Significant Developments

Customer Developments

     On January 22, 2002, Kmart filed for Chapter 11 bankruptcy protection. The Company had adequate reserves to account for the loss of its outstanding account receivable that was not covered by credit insurance at the time of Kmart’s Chapter 11 filing. In connection with the Chapter 11 filing, Kmart reviewed its vendor relationships, including the financial commitments required of suppliers. The Company also assessed the issues associated with maintaining certain of its supply arrangements with Kmart, including the cost of retaining and supporting these programs and the cash flow implications of such programs, the risk/reward profile of each of such programs and the potential opportunities with other customers.

     During fiscal 2003, the Company continued to provide floor and surface protection products to Kmart, but no longer provided plumbing repair products, as it did in fiscal 2002 and earlier years. Fiscal 2003 net sales to Kmart amounted to $1.4 million, or 2.0 percent and 3.7 percent of the Company’s and Consumer Products’ net sales, respectively, as compared to net sales of $6.3 million, or approximately 8.9 percent and 13.6 percent in fiscal 2002, respectively. During fiscal 2003, the Company was able to replace a majority of the net sales reduction due to the loss of the Kmart plumbing repair revenue base, but still incurred a shortfall in its revenue. It also reduced its cost structure, where possible, for the loss of this program, but believes that it was not appropriate to diminish its infrastructure beyond a position that best supports all of its retail customers and the additional business being developed. Although the Company is seeking ways to expand its business with Kmart, there can be no assurances as to whether the Company will continue to supply Kmart with the floor and surface protection product line, the level, if any, of future purchases or the terms and conditions applicable to any future supply relationship.

     The Company expects that programs with other retailers will continue to offset the loss of this business. In the event Consumer Products were to further lose any of its larger retail accounts as a customer or one of its larger accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products’ cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

Prior Strategic and Restructuring Developments

     In fiscal 2001, the Company completed its comprehensive financial restructuring plan (See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K), disposing of 7,186,530 shares of Barnett Common Stock and using the $94.5 million in proceeds as follows:

•	paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.

•	reduced its borrowings under its working capital credit facility by approximately $10 million.

•	retired all of its approximately $35.9 million principal amount of Senior Notes plus accrued interest.

•	paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to the holders of its Deferred Coupon Notes.

•	funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan (as defined below).

     The sale of the Barnett Common Stock and payments outlined above were made subsequent to the Company and an ad hoc committee representing a controlling portion of the Deferred Coupon Notes and Senior Notes developing a jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the “Joint Plan”). The Joint Plan received the approval of the holders of approximately 97% of the Deferred Coupon Notes. Under the Joint Plan, the holders of the Deferred Coupon Notes were the only impaired class of creditors; none of the Company’s operating subsidiaries or operating divisions were included in the filing and they paid their trade creditors, employees and other liabilities under normal conditions. On

October 2, 2000, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. On November 14, 2000, the Company’s Joint Plan was approved by the Court and on March 14, 2001, the Court closed the Chapter 11 case, and the Company emerged from bankruptcy.

     A historic overview of other strategic and restructuring developments includes:

     Effective March 31, 2001, the Company sold nearly all of the assets and certain liabilities of Medal, which sold a wide range of products to small independent hardware stores and other independent retailers in a 250-mile radius of Sharon, Pennsylvania. Over the past several years, Medal’s customer base and operating results had deteriorated due to competitive pressures.

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

     In the fourth quarter of fiscal 2000, Consumer Products consolidated certain operations to improve its efficiencies, including the closure of Consumer Product’s Grand Prairie distribution center and packaging operations in Tijuana, Mexico. Distribution operations for Consumer Products were centralized in a national distribution center near Columbus, Ohio, while the packaging operations are conducted at the Company’s operations in China and Taiwan.

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

Results of Operations

     The following table sets forth certain items reflected in the Company’s consolidated statements of operations as a percentage of net sales:

	Fiscal Year Ended June 30,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.6%	67.1%	69.9%

Gross profit	33.4%	32.9%	30.1%
Selling, general and administrative expenses	32.7%	30.7%	30.7%
Restructuring and impairment charges	—	—	0.5%

Operating income (loss)	0.7%	2.2%	(1.1%)
Gain on sale of Barnett, net	—	—	66.5%
Loss on sale of Medal, net	—	—	(1.5%)
Equity earnings of Barnett	—	—	1.9%
Amortization of deferred U.S. Lock gain	—	—	10.9%
Other Income	0.3%	0.1%	0.2%
Interest expense, net	0.8%	1.0%	7.5%

Income (loss) before income taxes and extraordinary items	0.2%	1.3%	69.4%
(Benefit) provision for income taxes	(0.4%)	(1.0%)	2.4%

Income (loss) before extraordinary items	0.6%	2.3%	67.0%
Extraordinary items	—	—	73.2%

Net income (loss)	0.6%	2.3%	140.2%

Year Ended June 30, 2003 vs. June 30, 2002

Net Sales

     Net sales for fiscal 2003 totaled $67.1 million, a decrease of $3.3 million as compared to $70.4 million for fiscal 2002. The decrease in net sales was due primarily to a large reduction in net sales to Kmart in fiscal 2003, which totaled $1.4 million in fiscal 2003 as compared to $6.3 million in fiscal 2002. Sales to Kmart in fiscal 2003 included only floor and surface protection products, which were further affected by a decrease in the number of Kmart stores served. Excluding the reduction in sales to Kmart, the Company posted an increase of $1.6 million in net sales in fiscal 2003 over the prior year.

     Net sales to retailers amounted to $48.7 million and $52.6 million for fiscal 2003 and 2002, respectively. A net increase of $1.0 million in sales to other retailers offset a significant portion of the $4.9 million decrease in sales to Kmart. In order to reduce the dependence on the retail industry, the Company has been developing an industrial sales program, which includes sales to wholesalers and other industrial and OEM customers. Industrial sales increased to $26.3 million for fiscal 2003 as compared to $25.6 million for fiscal 2002. The industrial sales program principally sells to customers in the United States, but also included $2.5 million in foreign sales in fiscal 2003.

Gross Profit

     Gross profit and gross margins for fiscal 2003 and 2002 amounted to $22.5 million, or 33.4%, and $23.2 million, or 32.9%, respectively. The reduction in gross profit is attributed to the reduction in sales, while the improvement in the gross margin percentage is due to a favorable mix of products, with a higher percentage of sales consisting of certain specialty products with higher margins.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses amounted to $22.0 million and $21.6 million for fiscal 2003 and 2002, respectively. SG&A expenses as a percentage of net sales increased to 32.7% for fiscal 2003 from 30.7% in the prior year. SG&A expenses have increased, in part, due to the effort to expand the industrial sales program. The increases in expenses, coupled with the decrease in net sales, resulted in the increase in expenses expressed as a percentage of net sales. Included in SG&A expenses were foreign exchange gains of $0.2 million in fiscal 2003, due to the weakness of the US Dollar, as compared to a loss of $0.2 million in fiscal 2002.

Other Income

     In fiscal 2003 and 2002, the Company reported other income of $0.2 million and $0.1 million, respectively. Other income represents dividend distributions that were received from joint venture operations in Asia that are accounted for under the cost method of accounting. The Company has reclassified these distributions, which were netted against SG&A expenses in prior years.

Interest Expense

     Net interest expense for fiscal 2003 amounted to $0.5 million, as compared to $0.7 million in fiscal 2002. Average borrowings for fiscal 2003 were $7.8 million, with a weighted average interest rate of 5.6%, as compared to $9.4 million in fiscal 2002, with a weighted average interest rate of 6.2%. Interest expense is lower due to lower rates and debt levels from the reduction in debt in fiscal 2002.

Income Tax Benefits

     The Company’s tax benefit amounted to $0.2 million for fiscal 2003 as compared to a tax benefit of $0.7 million for fiscal 2002. The tax benefit for fiscal 2003 represents the reversal of a tax reserve for a state tax assessment for several years that were favorably resolved during the fiscal 2003 third and fourth quarters and a tax benefit due to a change in tax law that will result in a $0.1 million refund. These tax benefits were partially offset by various state and foreign taxes. For fiscal 2003, the difference between the effective and statutory rates is primarily due to the favorable settlement of the state tax matters, the aforementioned change in tax law and a lower tax rate on foreign earnings as compared to the domestic statutory tax rate. For fiscal 2002, a tax benefit of approximately $0.8 million, as a result of a change in tax law enacted in March 2002 relating to the carryforward of the Company’s alternative minimum tax net operating losses to fiscal 2001, was partially offset by various state and foreign taxes. The difference in the fiscal 2002 effective and statutory tax rates is primarily due to the aforementioned change in the tax law and a lower tax rate on foreign earnings as compared to the domestic statutory tax rate.

Net Income

     The Company reported net income of $0.4 million, or $0.35 per basic and diluted share, for fiscal 2003, including the tax benefit from the favorable settlement of the state tax assessment and effect of the tax law change described above. Net income for fiscal 2003 was also affected by the decrease in net sales, coupled with the increase in SG&A expenses to support the growth of the industrial sales program. In fiscal 2002, the Company reported net income of $1.6 million, or $1.30 per basic and diluted share, which included a $0.8 million tax benefit discussed above.

Year Ended June 30, 2002 vs. June 30, 2001

Net Sales

     Net sales for the continuing operations for fiscal 2002 totaled $70.4 million, an increase of $2.4 million as compared to $68.0 million for the same continuing operations in fiscal 2001. Fiscal 2001 net sales, including Medal, an operation sold on March 31, 2001, would have been $71.4 million. Net sales for continuing operations were stronger earlier in fiscal 2002 due to the expansion of product offerings at certain retailers, an increase in the number of retail stores served of other retailers and other promotion programs, and stronger sales by the foreign operations.

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

     Net sales to retailers amounted to $52.6 million and $54.8 million for fiscal 2002 and 2001, respectively. The fiscal 2001 net sales to retailers included $3.4 million of sales from Medal, which was sold in fiscal 2001. Excluding Medal’s net sales, sales to retailers improved in fiscal 2002 due to strong sales to certain other retailers, primarily WalMart and Lowe’s, which offset lower sales to Kmart. Non-retail sales amounted to $25.6 million and $24.2 million for fiscal 2002 and 2001, respectively.

Gross Profit

     Gross profit in fiscal 2002 was $23.2 million, with a gross profit margin of 32.9%, as compared to the prior year gross profit of $20.7 million and a gross profit margin of 30.4% for businesses continuing in fiscal 2002. Including Medal through March 31, 2001, the date it was sold, gross profit for fiscal 2001 would have been $21.5 million and gross profit margin would have been 30.1%. The increase in the gross profit and gross profit margin was primarily attributable to the improved sales to retailers from our domestic operations, which typically have higher profit margins than sales from our foreign operations. In addition, the mix of products sold domestically contributed to the improvement. While domestic retail sales have higher gross margins than direct import sales and other industrial sales from our foreign operations, they also have higher SG&A expenses due to the level of additional support and services provided to customers. The gross profit margin for fiscal 2002 also improved due to the exclusion of sales for Medal, which historically reported lower profit margins.

Selling, General and Administrative Expenses

     SG&A expenses for continuing businesses amounted to $21.6 million and $20.7 million for fiscal 2002 and 2001, respectively. SG&A expenses as a percentage of net sales were approximately the same at 30.6% for fiscal 2002 and fiscal 2001. SG&A expenses for fiscal 2001, including Medal, were $21.9 million, or 30.7% of sales. Included in fiscal 2002 SG&A expenses was $0.2 million in fees paid to Congress Financial Corporation when the Company terminated the bank facility prior to its expiration and replaced it with a new bank facility from PNC Bank. Also affecting fiscal 2002 SG&A expenses are foreign exchange losses from the Company’s foreign operations of $0.2 million as compared to a gain of $0.4 million in fiscal 2001 due to the weakness in the US Dollar. The $0.6 million change in SG&A expenses from the foreign exchange loss accounts for a significant portion of the increase in expense between years.

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

Gain on Sale of Equity Investment, Amortization of Deferred Gain on Sale of U.S. Lock and Loss on Sale of an Operation

     In fiscal 2001, the Company sold its 7,186,530 shares of Barnett Common Stock for $13.15 per share in connection with the Barnett Merger, receiving gross proceeds from the sale of $94.5 million. The Company’s equity investment in Barnett amounted to $44.3 million immediately prior to the sale. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs associated with the Barnett sale and other costs associated with the comprehensive financial restructuring of the Company.

     Effective January 1, 1999, the Company sold U.S. Lock to Barnett for $33.0 million in cash, before certain adjustments and expenses. The sale of U.S. Lock resulted in a net pretax gain of $18.3 million, with approximately $10.2 million being recognized in the fiscal 1999 third quarter. The remaining deferred gain was carried on the Company’s consolidated balance sheet and was amortized as Barnett amortized the goodwill associated with the U.S. Lock acquisition. As a result of the sale of its remaining interest in Barnett, the Company recognized the remaining $7.8 million of unamortized deferred gain in the quarter ended September 30, 2000.

     Effective March 31, 2001, the Company sold substantially all of the assets and certain liabilities of Medal to Medal USA Inc. for approximately $0.8 million in cash and the assumption of certain liabilities. The sale of Medal resulted in a net pretax loss of $1.1 million in the quarter ended March 31, 2001.

Other Income

     In fiscal 2002 and 2001, the Company reported other income of $0.1 million for each year. Other income represents dividend distributions that were received from joint venture operations in Asia that are accounted for under the cost method of accounting.

Interest Expense

     In fiscal 2002, net interest expense totaled $0.7 million, as compared to $5.4 million in fiscal 2001. Average borrowings for fiscal 2002 amounted to $9.4 million, with a weighted average interest rate of 6.2%, as compared to fiscal 2001 average borrowings of $44.9 million at a weighted average interest rate of 11.9%. The Company benefited from the reduction in the prime lending rate over the past 18 months, as well as the reduction in the working capital borrowings, which resulted in lower interest expense for fiscal 2002. In addition, the Company completed its comprehensive financial restructuring in fiscal 2001 and eliminated the Company’s Senior Notes and Deferred Coupon Notes, thereby significantly reducing the Company’s average borrowings for fiscal 2002.

Provision for Income Taxes

     In fiscal 2002, the Company’s recorded a net tax benefit of $0.7 million, which includes a tax benefit of approximately $0.8 million, partially offset by a provision for various state and foreign taxes. The tax benefit was the result of a change in tax law in March 2002, allowing the Company to utilize its net operating loss carryforward to fully offset its alternative minimum taxable income for fiscal 2001. The difference between the effective and statutory tax rates in fiscal 2002 was primarily due to the aforementioned change in the tax law and a lower tax rate on foreign earnings compared to the domestic statutory tax rate.

     The provision for income taxes amounted to $1.7 million for fiscal 2001. The Company’s tax provision for fiscal 2001 provided for federal taxes based on the alternative minimum tax method and for state and various foreign taxes. The Company utilized its net operating loss carryforwards to offset its federal tax due based on the regular method of computing tax liability and taxes on the debt defeasance income were not provided due to favorable tax treatment allowed in a bankruptcy.

Extraordinary Charge

     The Company did not have any extraordinary items in fiscal 2002. In fiscal 2001, the Company reported net extraordinary income of $52.2 million from the retirement of the Company’s Deferred Coupon Notes, net of the write-off of $1.9 million of deferred loan costs associated with the Deferred Coupon Notes and costs incurred as part of the restructuring process of $2.4 million. In the quarter ended September 30, 2000, the Company recorded an extraordinary loss of $57,000, net of a tax benefit of $38,000, to write-off deferred loan costs associated with the retirement of the Senior Notes.

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

Liquidity and Capital Resources

     In February 2002, the Company refinanced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002 and replaced it with a working capital and term loan facility from PNC Bank, NA. The PNC Revolving Credit, Term Loan and Security Agreement (“PNC Bank Facility”) is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the “Borrowers”). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company’s corporate office building of $1,155,000, to be amortized over 7 years. At June 30, 2003, the balance due under the Term Loan facility was $935,000 and the Company had $7.5 million in borrowings under the revolving credit line of the facility and approximately $3.2 million available under such facility.

     The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at June 30, 2003. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers, including the repurchase of stock, except in certain limited instances.

     The financial covenants contain customary negative, affirmative and financial covenants and conditions that require the Company to maintain a certain fixed charge coverage ratio and tangible net worth and not exceed a certain amount of capital expenditures in any given period. The ratios and dollar amounts of such financial covenants vary during the term of the PNC Bank Facility and are contained in the agreement governing the PNC Bank Facility, which appears as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 27, 2002 and is incorporated herein by reference as Exhibit 4.10 to this Form 10-K. The customary negative covenants contained in the PNC Bank Facility include restrictions, subject to important enumerated exceptions, on the Company’s ability to effect a merger, consolidation, acquisition or sale of its assets, create liens, enter into guarantees, acquire interests in other entities, make loans to other entities, incur indebtedness, and engage in transactions with affiliates. The Company was in compliance with all loan covenants at June 30, 2003. In August 2003, PNC and the Company retroactively amended the fixed charge covenant to utilize financial results for measuring its fixed charge coverage ratio beginning April 1, 2003. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC to terminate the agreement under certain circumstances.

     The Company relies primarily on Consumer Products for cash flow. Consumer Products’ customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products’ business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. Sales to Consumer Products’ larger customers for fiscal 2003, 2002 and 2001, respectively, were as follows; Wal-Mart accounted for 34.0%, 29.0% and 25.0%; Lowe’s accounted for 20.9%, 16.1% and 8.4%; and Kmart accounted for 3.7%, 13.6% and 11.3%.

     Net sales to Kmart in fiscal 2003 by the Company’s Consumer Products’ operation were lower by approximately $4.9 million with the loss of the Kmart plumbing repair business and lower sales to Kmart in the floor and surface protection program because of Kmart’s closure of stores and the impact of Kmart’s bankruptcy in fiscal 2003. A majority of the monthly sales loss had been offset by additional sales to other retailers by the end of fiscal 2003, however, the sales reduction had an impact on liquidity during fiscal 2003 and will continue to impact liquidity until all of the lost revenue is replaced. The Company has reduced its cost structure, where possible, for the reductions in the Kmart business, but believes that it may not be appropriate to diminish its infrastructure beyond a position that best serves all of its retail customers and the additional business being developed. The Company expects that programs with other retailers will continue to offset the loss of this business. In the event Consumer Products were to further lose any of its larger retail accounts as a customer or one of its larger accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products’ cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

     The Company paid $0.4 million and $0.2 million in income taxes in fiscal 2003 and 2002, respectively. At June 30, 2003, the Company had $18.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2023.

     The Company has total future lease commitments for various facilities and other leases totaling $3.8 million, of which approximately $0.9 million relates to fiscal 2004. The Company does not have any other commitments to make substantial capital expenditures. The fiscal 2004 capital expenditure plan includes expenditures to expand the manufacturing and production capabilities for the Company’s foreign operations, to improve the efficiencies of the Company’s operations and to further develop the technology for the Company’s domestic and foreign operations.

     At June 30, 2003, the Company had working capital of $9.1 million and a current ratio of 1.5 to 1.

Discussion of Cash Flows

     Net cash provided by operations was $1.8 million for fiscal 2003, principally due to the decrease in inventories and receivables and the income generated during the period, which was offset by the decrease in accounts payable and accrued liabilities. Cash flow used for investments, which represented capital expenditures, totaled $1.5 million. Cash flow used for financing activities totaled approximately $0.2 million, comprised primarily of reductions in the term loan and capital leases, which was partially offset by the addition of a new capital lease.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The U.S. dollar is the functional currency for a significant portion of the Company’s operations. Intra-company transactions between Waxman Industries, Inc. and its Asian operations, TWI and CWI, are effected in U.S. dollars. The functional currency of the Company’s foreign operations is their local currency. Specifically, the functional currencies relating to TWI and CWI are the New Taiwan dollar (N.T. Dollar) and the Chinese Renminbi, respectively. As a result, the Company is exposed to currency translation risks, which primarily result from fluctuations of the foreign currencies in which the Company’s foreign subsidiaries deal as compared to the U.S. dollar over time, which is a non-cash and non profit or loss item. The foreign currency transaction risks arise from certain receivables and payables being denominated in a currency other than the functional currency. The majority of TWI’s transaction risk relates to it selling goods in U.S. dollars and the exchange rate changing in the 30 day to 60 day period that it takes to settle the receivable. TWI purchases very little goods that are not in NT Dollars. CWI has nearly no transaction risk because the Chinese Renminbi is fixed relative to the U.S. dollar. The Company does not enter into foreign currency exchange rate risk sensitive instruments, and the Company does not hedge the above-referenced transactions.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT

     The management of Waxman Industries, Inc. has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

     The Company’s financial statements have been audited by Meaden & Moore Ltd. and EnWise CPAs & Company, independent auditors (the “Auditors”). Management has made available to the Auditors all of the Corporation’s financial records and related data, as well as the minutes of shareholders’ and directors’ meetings. Furthermore, management believes that all representations made to the Auditors during its audit were valid and appropriate.

     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that the books and records properly reflect the transactions of the Company, and that assets are safeguarded against unauthorized acquisition, use or disposition. The design, monitoring and revision of internal accounting controls involve, among other things, management’s judgments with respect to the relative cost and the expected benefits of specific control measures. The Company’s management reviews and evaluates internal accounting and operating controls. The Company’s management and the Audit Committee of the Board of Directors also coordinates with the Auditors on the audit of the Company’s financial statements. The Auditors also discusses the internal control procedures with management and communicates with the Audit Committee regarding their understanding and adequacy of internal control procedures.

     Melvin Waxman, Co-Chief Executive Officer and Chairman of the Board

     Armond Waxman, Co-Chief Executive Officer and President

     Mark Wester, Senior Vice President and Chief Financial Officer

AUDIT COMMITTEE REPORT

     The Audit Committee of the Board of Directors is composed of directors who are not employees of the Company and are independent, meets with management no less than quarterly and the independent auditors to ensure that each is carrying out its responsibilities. The Audit Committee consists of Irving Friedman (chairman) and Mark Reichenbaum. The Audit Committee has reviewed the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance; and monitored the independence of the Company’s independent auditors. The independent auditors have full and free access to the Audit Committee.

     The Audit Committee has also reviewed and discussed the audited and consolidated financial statements presented in this Annual Report on Form 10-K for the fiscal year ended June 30, 2003 with the Company’s management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards 61. The Audit Committee received written disclosures and a letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee) and the Audit Committee has discussed the Independence of Meaden & Moore Ltd. with that firm.

     Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 for filing with the Securities and Exchange Commission.

     MEMBERS OF THE COMMITTEE:

     Irving Friedman, Director and Chairman of the Audit Committee

     Mark Reichenbaum, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2003 and 2002, and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended June 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of TWI, International Taiwan, Inc. and CWI International China, Ltd. two wholly owned subsidiaries for 2003 or 2002, which statements reflect total assets of $13,578,000 and $13,895,000 as of June 30, 2003 and 2002, respectively, and total revenues of $23,223,000 and $26,832,000, respectively, for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for TWI, International Taiwan and CWI International China, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the three years ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

Meaden & Moore, Ltd.
Cleveland, Ohio,
August 6, 2003.

INDEPENDENT AUDITORS’ REPORT

To TWI International Taiwan Inc.:

We have audited the consolidated balance sheet of TWI International Taiwan Inc. and its subsidiaries (the “Consolidated Company”) as of June 30, 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Consolidated Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Republic of China. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWI International Taiwan Inc and its subsidiaries as of June 30, 2003 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the Republic of China.

EnWise CPAs & Co.
Taichung, Taiwan
July 23, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
CWI International China Inc.

We have audited the accompanying balance sheets of CWI International China Inc. - Shenzhen as of June 30, 2002 and 2001, and the related statements of income and unappropriated earnings and cash flow for the years then ended. These statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Chien Chyuan & Co.,
Certified Public Accountants
Taichung, Taiwan
August 5, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
TWI International Taiwan Inc.

We have audited the accompanying balance sheet of TWI International Taiwan Inc. as of June 30, 2002 and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements (not presented separately herein) are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Accounting principles generally accepted in the Republic of China require that investments in shares of stock wherein the Corporation exercises significant influence on their operating and financial policy decisions be accounted for using the equity method. As more fully explained in Note 6 to the financial statements (not presented separately herein), the investment in CWI International, Inc. - Shenzhen, a wholly owned subsidiary, has been accounted for using the cost method with the result that the carrying value of the investments was understated by NT$80,714,270 as of June 30, 2002, and income before income tax for the year then ended was understated by NT$84,114,033.

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

T N Soong & Co
An Associate Member Firm of Deloitte Touche Tohmatsu
   Effective April 22, 2002
(Formerly a Member Firm of Andersen Worldwide, SC) Taipei, Taiwan
The Republic of China
July 23, 2002

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2003 and 2002
(in thousands)

ASSETS

	2003	2002

Current Assets:
Cash and cash equivalents	$1,507	$1,420
Trade receivables, net	12,129	11,529
Other receivables	1,236	1,979
Inventories	10,119	10,497
Prepaid expenses	1,299	1,902

Total current assets	26,290	27,327

Property and Equipment:
Land	542	554
Buildings	4,645	4,662
Equipment	12,043	11,427

	17,230	16,643
Less accumulated depreciation and amortization	(9,080)	(8,302)

Property and equipment, net	8,150	8,341

Receivables from Premiums Paid on Officers Life Insurance Policies	3,405	3,265
Unamortized Debt Issuance Costs, Net	209	315
Notes Receivable from Related Parties	476	574
Other Assets	639	474

	$39,169	$40,296

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and 2002
(in thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002

Current Liabilities:
Short-term borrowings	$7,529	$7,596
Current portion of long term debt	195	235
Accounts payable	5,904	6,754
Accrued liabilities	3,605	3,975

Total current liabilities	17,233	18,560

Term Debt – Long-Term Portion	770	935

Other Long-Term Debt, Net of Current Portion	126	15

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value per share: 200 and 2,000 shares authorized at June 30, 2003 and 2002, respectively and none issued	—	—
Common stock, $0.01 par value per share: 8,000 and 22,000 shares authorized at June 30, 2003 and 2002, respectively; 1,003 shares issued and outstanding in each year	99	99
Class B common stock, $.01 par value per share: 1,500 and 6,000 shares authorized at June 30, 2003 and 2002, respectively; 214 issued and outstanding in each year	21	21
Paid-in capital	21,760	21,760
Retained equity (deficit)	298	(123)

	22,178	21,757
Accumulated other comprehensive loss	(1,138)	(971)

Total stockholders’ equity	21,040	20,786

	$39,169	$40,296

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended June 30,

	2003	2002	2001

Net sales	$67,142	$70,425	$71,370
Cost of sales	44,689	47,253	49,890

Gross profit	22,453	23,172	21,480
Selling, general and administrative expenses	21,958	21,629	21,877
Restructuring and impairment charges (Note 4)	—	—	350

Operating income (loss)	495	1,543	(747)
Gain on sale of Barnett, net (Note 2)	—	—	47,473
Loss on sale of Medal, net (Note 5)	—	—	(1,105)
Equity earnings of Barnett	—	—	1,370
Amortization of deferred U.S. Lock gain	—	—	7,815
Other Income (Note 1, O)	210	94	114
Interest expense	531	723	5,414

Income before extraordinary item and income taxes and extraordinary gain	174	914	49,506
(Benefit) provision for income taxes	(247)	(671)	1,680

Income before extraordinary gain	421	1,585	47,826
Extraordinary gain	—	—	52,222

Net income	$421	$1,585	$100,048

Other comprehensive income (loss):
Foreign currency translation adjustment	(167)	161	(473)

Comprehensive income	$254	$1,746	$99,575

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended June 30,

	2003	2002	2001

Basic income per share:
Income before extraordinary gain	$0.35	$1.30	$39.46
Extraordinary gain	—	—	43.09

Net income	$0.35	$1.30	$82.55

Diluted income per share:
Income before extraordinary gain	$0.35	$1.30	$39.46
Extraordinary gain	—	—	43.09

Net income	$0.35	$1.30	$82.55

Weighted average number of common shares outstanding	1,218	1,215	1,212

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Fiscal Years Ending June 30, 2003, 2002 and 2001
(in thousands)

					Accumulated	Total
		Class B		Retained	Other	Stockholders’
	Common	Common	Paid-in	Equity	Comprehensive	(Deficit)
	Stock	Stock	Capital	(Deficit)	Income (Loss)	Equity

Balance June 30, 2000	$99	$21	$21,752	$(101,756)	$(659)	$(80,543)
Net income	—	—	—	100,048	—	100,048
Currency translation adjustment	—	—	—	—	(473)	(473)

Balance June 30, 2001	99	21	21,752	(1,708)	(1,132)	19,032
Net income	—	—	—	1,585	—	1,585
Employee Stock Purchase Plan purchases	—	—	8	—	—	8
Currency translation adjustment	—	—	—	—	161	161

Balance June 30, 2002	99	21	21,760	(123)	(971)	20,786
Net income	—	—	—	421	—	421
Currency translation adjustment	—	—	—	—	(167)	(167)

Balance June 30, 2003	$99	$21	$21,760	$298	$(1,138)	$21,040

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,

	2003	2002	2001

Cash Provided By (Used For):
Operations:
Net income	$421	$1,585	$100,048
Adjustments to reconcile net income to net cash provided by (used for) operations:
Extraordinary item – debt defeasance	—	—	(52,222)
Non-cash restructuring and impairment charges	—	—	1,050
Gain on sale of Barnett stock, net	—	—	(47,473)
Loss on sale of Medal	—	—	1,105
Loss on retirement of fixed assets	134	—	—
Amortization of financing costs	130	182	83
Amortization of deferred U.S. Lock gain	—	—	(7,815)
Equity earnings of Barnett	—	—	(1,370)
Depreciation and amortization	1,539	1,346	2,314
Deferred income taxes	—	—	367
Bad debt provision	90	371	215
Changes in assets and liabilities:
Trade and other receivables	53	113	1,307
Inventories	378	1,398	1,860
Prepaid expenses and other	396	(52)	(1,922)
Accounts payable	(850)	(178)	749
Accrued liabilities	(370)	(316)	(8,484)
Other, net	(116)	161	(473)

Net cash provided by (used for) operations	1,805	4,610	(10,661)

Investments:
Capital expenditures, net	(1,533)	(1,399)	(1,229)
Change in other assets	—	(388)	2,764
Net proceeds from sales of businesses	—	—	94,503

Net cash (used for) provided by investments	(1,533)	(1,787)	96,038

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

	2003	2002	2001

Financing:
Net change in short-term borrowings	(67)	(2,274)	(10,016)
Proceeds from long-term debt	141	1,155	—
Repayment of long-term debt	(235)	(677)	(248)
Debt issuance costs	(24)	(355)	—
Retirement of 11 1/8% Senior Secured Notes	—	—	(35,855)
Retirement of 12 ¾% Deferred Coupon Notes	—	—	(39,329)
Issuance of common stock	—	8	—

Net cash used for financing	(185)	(2,143)	(85,448)

Net increase (decrease) in cash and cash equivalents	87	680	(71)
Balance, beginning of year	1,420	740	811

Balance, end of year	$1,507	$1,420	$740

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

1.	Summary of Significant Accounting Policies

A.	Basis of Consolidation and Description of the Company

     The accompanying consolidated financial statements include the accounts of Waxman Industries, Inc. (“Waxman Industries”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to the prior year statements in order to conform to the current year presentation. Until September 29, 2000, the Company owned 44.2% of the common stock of Barnett Inc. (“Barnett Common Stock”), a direct marketer and distributor of plumbing, electrical and hardware products, and accounted for Barnett Inc. (“Barnett”) under the equity method of accounting. See Management’s Discussion and Analysis “Significant Developments - Comprehensive Financial Restructuring” section and Note 2 in these Notes to Consolidated Financial Statements in this Form 10-K for information regarding the sale of the Company’s interest in Barnett.

     The Company is a supplier of specialty plumbing, floor and surface protection and other hardware products to the repair and remodeling market in the United States. The Company distributes its products to a wide variety of large national and regional retailers, independent retail customers and wholesalers. The Company conducts its business primarily through its wholly-owned subsidiaries, Waxman Consumer Products Group Inc. (“Consumer Products”), WAMI Sales, Inc. (“WAMI Sales”) and TWI, International, Inc. (“TWI International”). Consumer Products, the Company’s largest operation, is a supplier of specialty plumbing, floor and surface protection and other hardware products to a wide variety of large retailers. WAMI Sales distributes galvanized, black, chrome and brass pipe nipples and fittings to industrial and wholesale distributors. TWI International includes TWI International Taiwan Inc. and its sales operation, TWI Industrial Inc. (collectively, “TWI”), located primarily in Taiwan, and CWI International China, Ltd. (“CWI”), located in China. TWI and CWI manufacture, package, source and assemble product purchased by Consumer Products and non-affiliated businesses. Until March 31, 2001, the Company also supplied plumbing and hardware products to hardware stores and smaller independent retailers through Medal of Pennsylvania, Inc. (“Medal”), formerly known as WOC Inc. (“WOC”), when substantially all of the assets, subject to certain liabilities, of this business were sold (see Note 5). Until the sale of Western American Manufacturing Inc. (“WAMI”) effective March 31, 2000, TWI also included a manufacturing operation in Mexico that threaded galvanized, black, brass, and chrome pipe and imported malleable fittings. Consumer Products utilizes the Company’s and non-affiliated foreign sourcing suppliers.

B.	Accounting Estimates

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.

C.	Cash and Cash Equivalents

     In accordance with the terms of the PNC Revolving Credit, Term Loan and Security Agreement (“PNC Bank Facility”) and , prior thereto, the Congress Financial Loan and Security Agreement (as discussed in Note 7), all restricted cash balances have been excluded from cash and have been applied against outstanding borrowings. Cash balances include certain unrestricted operating accounts and accounts of foreign operations. The Company considers all highly liquid temporary cash investments with original maturities of less than three months to be cash equivalents. Cash investments are valued at cost plus accrued interest, which approximates market value.

D.	Trade Receivables

     Trade receivables are presented net of allowances for doubtful accounts of $0.4 million and $0.6 million at June 30, 2003 and 2002, respectively. Net bad debt expense totaled $0.1 million in fiscal 2003, $0.4 million in fiscal 2002 and $0.2 million in fiscal 2001.

     The Company sells specialty plumbing, floor and surface protection and other hardware products throughout the United States to do-it-yourself (“D-I-Y”) retailers, mass merchandisers, smaller independent retailers and wholesalers. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company’s largest customers are retailers. As a percentage of the Company’s net sales, the largest customers accounted for the following percentages in fiscal 2003, 2002 and 2001, respectively: Wal-Mart, accounted for 18.4%, 16.3% and 12.8%, Lowe’s accounted for 18.4%, 15.7% and 9.6% and Barnett accounted for 15.7%, 18.6% and 23.2%. During the same periods, the Company’s ten largest customers accounted for approximately 69.2%, 75.3% and 73.0% of net sales and approximately 66.6% and 53.3% of accounts receivable at June 30, 2003 and 2002, respectively.

E.	Inventories

     At June 30, 2003 and 2002, inventories, consisting primarily of finished goods, are carried at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess, slow-moving and/or nonsalable inventories. In fiscal 2003, 2002 and 2001, the Company recorded charges of $0.2 million, $0.1 million and $0.6 million, respectively, in connection with its evaluation of its inventory carrying value.

F.	Property and Equipment

     Property and equipment are stated at cost. For financial reporting purposes, buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets. Depreciable lives are 15 to 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the useful life of the asset, whichever is shorter. For income tax purposes, accelerated methods of depreciation are used. Depreciation expense in each of the last three fiscal years ended June 30, 2003, 2002 and 2001 totaled $1.5 million, $1.3 million and $1.4 million, respectively. Repairs and maintenance are expensed as incurred.

G.	Unamortized Debt Issuance Costs

     Unamortized debt issuance costs relate to the Company’s long-term and short-term debt (See Note 7) and are amortized over the life of the related debt. Amortization expense totaled $0.1 million in fiscal 2003, $0.3 million in fiscal 2002 and $0.4 million in fiscal 2001, and is included in interest expense in the accompanying consolidated statements of operations. The Company incurred an extraordinary charge in fiscal 2001 related to the accelerated amortization of unamortized debt issuance costs (See Note 6).

H.	Split Dollar Life Insurance Policies

     Split-dollar life insurance policies are maintained for the following officers and directors: (1) Three policies for Melvin Waxman providing for total death benefits of $8,535,000, (2) two policies for Armond Waxman providing for total death benefits of $12,000,000, (3) one policy for Laurence Waxman providing for death benefits of $1,274,000 and (4) one policy for John Peters providing for death benefits of $1,250,000. In the event of the death of any of the above-referenced insureds, the Company will be repaid for the aggregate premiums paid by the Company for such policies from the insurance proceeds paid to the split-dollar life insurance trusts which own such policies. During fiscal 2003, the Company made payments of $140,871, but suspended payments for the split dollar policies in March 2003, pending further information regarding the impact the Sarbanes-Oxley Act of 2002 will have on split dollar policies for executive officers.

I.	Procurement Charges

     The Financial Accounting Standards Board (“FASB”) has reviewed the industry practices regarding the accounting for up-front “slotting fees” charged by retailers for the right to shelf space and issued EITF Issue No. 00-25 related to these types of charges. The FASB has concluded that charges of this nature should be reported as a reduction in revenue beginning in annual or interim periods after December 15, 2001, with financial statements for prior periods being reclassified to comply with this requirement. The Company adopted this standard in the quarter ended September 30, 2001.

     Prior to the adoption of this standard, the Company reported and expensed these costs in the period paid or incurred. The Company reported certain types of business procurement costs as a separate category in its operating costs. These business procurement costs included costs incurred in connection with a customer’s agreement to purchase products from the Company for a specific period, including the consideration paid to the new or existing customer (i) for the right to supply such customer for a specified period and (ii) to assist such customer in reorganizing its store aisles and displays in order to accommodate the Company’s products. The Company classified a third type of business procurement cost as a contra sale in prior years. This type was associated with the purchase of a competitor’s merchandise that the customer has on hand when it changes suppliers, less the salvage value received by the Company. Beginning in fiscal 2002, the Company began recording all of these business procurement costs as a reduction in sales.

     J.     Foreign Currency Translation and Transactions

     All balance sheet accounts of foreign subsidiaries are translated at the exchange rate as of the end of the fiscal year. Income statement items are translated at the average currency exchange rates during the fiscal year. The resulting translation adjustment is recorded as a component of stockholders’ equity and comprehensive loss. Foreign currency transaction gains or losses are included in the consolidated statements of operations as incurred.

K.	Revenue Recognition

     Revenue is recognized as risk and title to the product transfers to the customer, which usually occurs at the time shipment is made. In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” which summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition. The Company has determined that SAB 101’s revenue recognition guidelines are consistent with the Company’s existing revenue recognition policies; therefore, SAB 101 did not have a material impact on the Company’s consolidated financial statements.

L.	Shipping and Handling Fees

     In May 2000, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus with respect to EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The Company has historically recorded freight and any directly related associated cost of transporting finished product to customers as a component of its selling, general and administrative expenses. Included in SG&A expenses are $2.6 million, $2.2 million and $2.9 million in shipping and handling costs for fiscal 2003, 2002 and 2001, respectively.

M.	Earnings per Share

     In February 1997, The FASB issued SFAS No. 128, “Earnings per Share” to be effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, primary earnings per share have been replaced by “basic earnings per share,” which represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. In fiscal 2002, the Company cancelled all outstanding stock options, and the warrants were anti-dilutive due to the stock price being below the strike price of the warrants. For fiscal 2001, the impact of the options and warrants is anti-dilutive as the price of the Company’s stock was below the exercise prices of those instruments. In fiscal 2000, the Company was in a loss position and the impact of the options and warrants was anti-dilutive, therefore the Company has disclosed basic earnings per share as basic and diluted for these years.

     As further described in Note 12, the Company’s shareholders voted in favor of a 1 for 10 reverse stock split, which became effective on February 20, 2001. Accordingly, the share information presented below and on the face of the income statement has been restated to reflect the reverse stock split.

     The number of common shares used to calculate basic and diluted earnings per share are as follows (in thousands):

	2003	2002	2001

Basic	1,218	1,215	1,212
Diluted	1,218	1,215	1,212

N.	Stock-Based Compensation

     The Company utilizes the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to measure compensation costs for its stock-based compensation plan and had adopted the disclosure-only provisions of Statement of Financial Standards No. 123 – “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 was amended in December 2002, with enhanced annual and interim disclosure requirements that were issued in Financial Accounting Standard No. 148 – “Accounting

for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). Compensation costs for fixed price awards are measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay, which is established on the grant date. See Note 13 for a further description of the assumptions used for preparing the pro forma disclosures as prescribed by FAS 148.

O.	Joint Venture Investments

     The Company, through TWI, has invested in four joint venture operations in Asia. TWI includes this investment in other assets on the balance sheet and is accounting for these joint ventures using the cost method of accounting because it does not exercise significant influence over the operating and financial policy decisions of these entities. Accordingly, the Company has recognized the distributions received from those entities as dividend income, which amounted to $0.2 million, $0.1 million and $0.1 million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, dividend distributions, which had been netted against SG&A expenses in prior periods, were reclassified to other income. The investment in those entities at June 30, 2003 and 2002 was as follows:

Company	% Owned	2003	2002

Dynaflow Industries Corporation	38.5%	$73,000	75,000
Tsang Roug Industrial (Shenzhen) Ltd.	28.0%	156,000	161,000
Quan Ri Chang (Shenzhen) Ltd.	28.1%	260,000	89,000
Everbrite Technology Inc.	7.5%	64,000	66,000

2.	Barnett

     In April 1996, the Company completed an initial public offering of the Barnett Common Stock, reducing its interest in the former wholly-owned subsidiary to 49.9% of the outstanding Barnett Common Stock and, together with certain convertible non-voting preferred stock owned by the Company, approximately a 54% economic interest. In April 1997, the Company completed a secondary offering of 1.3 million shares of Barnett Common Stock, reducing its voting and economic interests to 44.5% and, accordingly, began to account for its interest in Barnett under the equity method of accounting. In July 2000, the Company announced that it had reached an agreement to monetize the remaining 7,186,530 shares of Barnett Common Stock for $13.15 per share as part of the purchase of all of Barnett’s outstanding shares in connection with the Barnett Merger. In September 2000, the Barnett Merger was approved by Barnett’s shareholders and the Company sold its remaining shares of Barnett Common Stock.

     The gross proceeds from the sale of the 7,186,530 shares of Barnett Common Stock amounted to $94.5 million. The Company’s equity investment in Barnett amounted to $44.3 million immediately prior to the sale, including equity earnings recognized by the Company in the quarter ended September 30, 2000 of $1.4 million. The Company reported a net gain on the sale of Barnett of $47.5 million, after the write-off of $2.7 million in transaction related costs associated with the Barnett Merger and other costs associated with the comprehensive financial restructuring of the Company. In addition, the Company recognized $7.8 million in deferred gain on the sale of U.S. Lock in the quarter ended September 30, 2000, which was being recognized as Barnett amortized the goodwill associated with its purchase of U.S. Lock.

3.	Comprehensive Financial Restructuring Plan / Confirmation of Chapter 11 Filing

     Over a several year period concluding in fiscal 2001, the Company endeavored to reduce its high level of debt through the monetization of assets and to improve the efficiencies of its continuing businesses. As a result, the Company undertook various initiatives to raise cash, improve its cash flow and reduce its debt obligations and / or improve its financial flexibility during that period. However, the Company believed that it would have been unable to continue to make all of the interest and principal payments under its debt obligations without the development of a comprehensive financial restructuring plan, which would include the monetization of the value of the shares of the Barnett Common Stock owned by the Company. The key developments in the comprehensive financial restructuring were as follows:

•	On December 13, 1999, the Company and an ad hoc committee (the “Committee”), representing the holders of approximately 87.6% of the $92.8 million outstanding principal amount of Waxman Industries’ 12 ¾% Senior Secured Deferred Coupon Notes due 2004 (the “Deferred Coupon Notes”) and approximately 65% of the 11 1/8% Senior Notes due 2001 (the “Senior Notes”) of Waxman USA Inc., a direct wholly-owned subsidiary of the Company, entered into an agreement (the “Debt Reduction Agreement”) that provided, subject to certain conditions (including Bankruptcy Court approval), for the process that would lead to the full satisfaction of the Deferred Coupon Notes and the Senior Notes as part of a comprehensive financial restructuring of the Company.

•	On July 10, 2000, the Company announced that it had reached agreements with the Committee, among others, for the monetization of its Barnett Common Stock and the financial restructuring of Waxman Industries. These agreements included the Company’s agreement to vote its 7,186,530 shares of Barnett Common Stock owned by Waxman USA Inc. in favor of the acquisition of Barnett by Wilmar Industries, Inc. for $13.15 per share.

•	On August 28, 2000, the Company and the Committee commenced the solicitation for the approval of the Deferred Coupon Note holders for the jointly sponsored, prepackaged plan of reorganization in advance of its filing with the United States Bankruptcy Court (the “Joint Plan”). Under the Joint Plan, the holders of the Deferred Coupon Notes were the only impaired class of creditors; none of the Company’s operating subsidiaries or divisions were included in the filing and they paid their trade creditors, employees and other liabilities under normal conditions.

•	On September 1, 2000, the Company sold to Barnett 160,723 shares of Barnett Common Stock to fund the interest due on the Company’s Senior Notes.

•	On September 27, 2000, the Barnett shareholders approved the Barnett Merger.

•	On September 28, 2000, the holders of approximately 97% of the Deferred Coupon Notes voted in favor of accepting the Joint Plan, with the remaining holders not voting.

•	On September 29, 2000, the Company received gross proceeds from the sale of the remaining Barnett Common Stock, which together with the shares sold to Barnett on September 1, 2000, amounted to $94.5 million. The Company utilized the proceeds from the sale of the Barnett Common Stock in the following order:

•	paid or reserved for payment approximately $1.35 million for state and federal taxes associated with the sale of the Barnett shares.

•	reduced its borrowings under its working capital credit facility by approximately $10 million.

•	retired all of its approximately $35.9 million principal amount of Senior Notes, plus accrued interest.

•	paid approximately $6.0 million in semi-annual interest due on June 1, 2000 to its Deferred Coupon Note holders.

•	funded a dedicated account with the remaining gross proceeds of approximately $39.0 million, which was used for the full satisfaction of the Deferred Coupon Notes, including accrued interest, upon confirmation of the Joint Plan.
•	On October 2, 2000, the Company, excluding Waxman USA Inc. and all of its direct and indirect operating subsidiaries, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Court for the District of Delaware. The petition sought confirmation by the court of the Joint Plan to settle, at a discount, all amounts due on the Company’s Deferred Coupon Notes. Under the Joint Plan, the only impaired creditors were the Deferred Coupon Note holders.

•	On November 14, 2000, the Company’s Joint Plan was approved by the Court

•	On November 16, 2000, the Company’s Joint Plan became effective, and the Company paid its obligation to the Deferred Coupon Note holders.

•	On March 14, 2001, the Court closed the Chapter 11 case, and the Company emerged from bankruptcy.

     Included in accrued liabilities at June 30, 2003 and 2002 are accrued restructuring charges in the amount of $1.0 million.

4.	Management’s Review of Operations – Restructuring and Impairment Charges

     Included in the results for the fiscal 2001 are $0.35 million in additional costs and restructuring charges recorded by Consumer Products during the quarter ended September 30, 2000 which were associated with certain of its distribution and packaging warehouses closed in prior years.

5.	Disposal of Businesses

     In fiscal 2001, the Company sold substantially all of the assets and certain liabilities of Medal of Pennsylvania, Inc. (“Medal”) to a newly formed corporation, Medal USA, Inc. for approximately $0.8 million in cash and the assumption of certain liabilities (the “Medal Sale”). The Medal Sale was effective March 31, 2001, resulting in a net pretax loss of $1.1 million in the quarter ended March 31, 2001.

     The Company consolidated Medal’s financial information in its results through March 31, 2001. The impact of not consolidating Medal’s results would have been to reduce consolidated net sales and improve the Company’s net income (loss) as follows (in thousands, except per share data):

Fiscal 2001

Net sales	$3,407
Net loss	$(151)
Basic and diluted loss per share	$(0.12)

6.	Extraordinary Items

     In September 2000, the Company retired Waxman USA’s Senior Notes, utilizing a portion of the proceeds from the Barnett Merger. As a result, the Company wrote off $57,000, net of taxes of $38,000, of deferred loan costs associated with these notes.

     In November 2000, the Company reported net extraordinary income of $52.2 million, which included a gain of $56.5 million from the retirement of the Company’s $92.8 million of Deferred Coupon Notes at a discount, the write-off of $1.9 million of unamortized debt issuance costs associated with the Deferred Coupon Notes and $2.4 million of expenses associated with the debt restructuring. The Company did not provide a tax provision on the extraordinary gain due to the tax treatment of debt defeasance income in a bankruptcy.

7.	Debt

A.	Long-Term Debt

     Total long-term debt consists of the following at June 30, 2003 and 2002 (in thousands of dollars):

	2003	2002

Bank Agreement	$7,529	$7,298
Term Loan maturing in 2005, bearing interest at prime plus 1%, secured by the Company’s corporate land and building	935	1,100
Capital leases maturing in 2003 to 2008, bearing interest at 6.13% to 17.3%, secured by leased equipment	156	85
Other debt, maturing in 2002, bearing interest at 5.7%, secured by TWI’s land and building	—	298

	8,620	8,781
Less: current portion	(7,724)	(7,831)

Long-term debt, net of current portion	$896	$950

     The PNC Revolving Credit, Term Loan and Security Agreement (“PNC Bank Facility”), which began in February 2002, is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA as borrowers (the “Borrowers”). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company’s corporate office building of $1,155,000, with payments being amortized over 7 years, although the facility would be subject to a balloon payment if the PNC Bank Facility terminates and is not extended. At June 30, 2003, the balance due under the Term Loan facility was $935,000 and the Company had $7.5 million in borrowings under the revolving credit line of the facility and approximately $3.2 million available under such facility.

     The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at June 30, 2003. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers, including the repurchase of stock, except in certain limited instances.

     The financial covenants contain customary negative, affirmative and financial covenants and conditions that require the Company to maintain a certain fixed charge coverage ratio and tangible net worth and not exceed a certain amount of capital expenditures in any given period. The ratios and dollar amounts of such financial covenants vary during the term of the PNC Bank Facility and are contained in the agreement governing the PNC Bank Facility, which appears as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 27, 2002 and is incorporated herein by reference as Exhibit 4.10 to this Form 10-K. The customary negative covenants contained in the PNC Bank Facility include restrictions, subject to important enumerated exceptions, on the Company’s ability to effect a merger, consolidation, acquisition or sale of its assets, create liens, enter into guarantees, acquire interests in other entities, make loans to other entities, incur indebtedness, and engage in transactions with affiliates. The Company was in compliance with all loan covenants at June 30, 2003. In August 2003, PNC and the Company retroactively amended the fixed charge covenant to utilize financial results for measuring its fixed charge coverage ratio beginning April 1, 2003. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC Bank, NA to terminate the agreement under certain circumstances. The PNC Bank Facility replaced a Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002.

B.	Senior Secured Deferred Coupon Notes

     In November 2000, the Company’s Joint Plan became effective and the Company paid its Deferred Coupon Note obligation to the Deferred Coupon Note holders (see Note 3). The Deferred Coupon Notes were issued in May 1994, when the Company exchanged $50 million principal amount of its 13 3/4% Senior Subordinated Notes due June 1, 1999 (“Senior Subordinated Notes”) for Deferred Coupon Notes having an initial accreted value of $50 million, along with detachable warrants to purchase 295,000 post-split shares of the Company’s common stock. The Deferred Coupon Notes were fully accreted at June 1, 1999, and began accruing cash interest at a rate of 12 3/4% which became payable on December 1, 1999 and semi-annually thereafter.

     The warrants are exercisable through June 1, 2004. As a result of the Company’s reverse stock split in February 2001, the original 2.95 million warrants exercisable at $2.45 per share became 295,000 warrants exercisable at $24.50 per share. A portion of the initial accreted value of the Deferred Coupon Notes had been allocated to the warrants and as a result, paid-in capital increased by $2.5 million. The related $2.5 million reduction in the recorded initial accreted value of the Deferred Coupon Notes was being amortized as interest expense over the life of the Deferred Coupon Notes, and was accelerated with the settlement of the Deferred Coupon Notes in connection with the effectuation of the Joint Plan (see Note 3).

C.	Senior Notes

     On September 29, 2001, the Company redeemed its remaining $35.9 million of Senior Notes as part of its Debt Reduction Agreement and comprehensive financial restructuring, paying the principal and interest in full.

D.	Capital Leases

     The Company has certain obligations under capital leases which are included in the debt balances in the Long-Term Debt table provided in Note 7A. The obligations under capital leases have fixed interest rates of 6.13% to 6.93% and are collateralized by property, plant and equipment. Property under capitalized leases consists of the following:

	2003	2002

Machinery and equipment	$176	$447
Less: Accumulated depreciation	9	281

	$167	$166

     The future minimum rentals for property under capital leases are as follows:

2004	$39
2005	38
2006	38
2007	33
2008	33

Total minimum lease obligation	181
Less interest	25

Present value of total minimum lease obligation	$156

E.	Term Debt

     The PNC Bank Facility provides for a Term Loan facility on the Company’s corporate office building. The initial loan amount was $1,155,000. The Term Loan facility provided an initial loan on the Company’s corporate office building of $1,155,000, with payments being amortized over 7 years, although the facility would be subject to a balloon payment if the PNC Bank Facility is terminated and not extended. The Term Loan bears an interest rate of prime plus 1.0%. Monthly principal payments of $13,750 plus interest are made. The Company made $55,000 in principal payments in fiscal 2002, and principal payments of $165,000 will be made in each fiscal year beginning with fiscal 2003 through fiscal 2008, with $110,000 being made in fiscal 2009.

F.	Miscellaneous

     The Company made cash interest payments of $0.4 million, $0.6 million and $9.3 million in fiscal 2003, 2002 and 2001, respectively. The Company reported interest income of $0.1 million in fiscal 2003 and $0.3 million in fiscal 2001, but did not have interest income in fiscal 2002.

     Management believes the carrying value of its bank loan approximates its fair value as it bears interest based upon the bank’s prime lending rates.

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

     The components of income (loss) from continuing operations before income taxes and extraordinary gain are as follows (in thousands of dollars):

	Fiscal Year Ended June 30,

	2003	2002	2001

Domestic	$(1,617)	$(80)	$47,895
Foreign	1,791	994	1,611

Total	$174	$914	$49,506

     The components of the provision for income taxes are (in thousands of dollars):

	Fiscal Year Ended June 30,

	2003	2002	2001

Currently (recoverable) payable:
Federal	$(166)	$(773)	$740
Foreign	451	229	256
State	(532)	(127)	317

Total current	(247)	(671)	1,313
Deferred: State	—	—	367

Total (benefit) provision	$(247)	$(671)	$1,680

     The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	2003	2002	2001

U.S. statutory rate	35.0%	35.0%	35.0%
Domestic losses not benefited	192.3	—	—
State taxes, net	(198.4)	1.8	0.8
Foreign tax items	(101.1)	(13.0)	(0.6)
Change in valuation allowance	—	—	(32.0)
Change in tax law	(78.3)	(84.6)	—
Other, net	8.8	(12.6)	0.2

Effective tax rate	(141.7)%	(73.4)%	3.4%

     The deferred tax assets and liabilities as of June 30, 2003 and 2002 are as follows (in thousands of dollars):

	2003	2002

Net operating loss carryforwards	$6,458	$6,082
Accrued expenses	76	97
Inventories	337	409
Accounts receivable	153	188
Procurement costs	961	910
Alternative minimum tax credit	591	718
Other	463	472

Deferred tax asset	9,039	8,876

Property	(803)	(941)

Deferred tax liabilities	(803)	(941)

Net deferred tax asset	8,236	7,935
Valuation allowance	(8,236)	(7,935)

	$—	$—

     SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered its historic performance and the uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2003 and 2002, the Company’s net deferred tax assets were fully offset by a valuation allowance, and the Company continues to believe that the Company’s net deferred tax assets should continue to be offset by a valuation allowance. The Company will continue to analyze the trends in the operating results of its domestic operations to assess the realizability of its deferred tax asset in fiscal 2004. At June 30, 2003, the Company had $18.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2023.

     In fiscal 2003, the Company recorded a net tax benefit of $0.2 million, which represents the reversal of a $0.6 million tax reserve for a state tax assessment that was favorably resolved during the year, $0.1 million for a change in tax law related to the carryback of alternative net operating losses to prior years, partially offset by a provision for various state and foreign taxes. In fiscal 2002, the Company recorded a net tax benefit of $0.7 million, which represents a tax benefit of $0.8 million for a change in tax law related to the carryforward of an alternative minimum tax net operating loss to fiscal 2001, a benefit of $0.1 million for the reversal of tax reserves related to the 2001 financial restructuring and a provision for various state and foreign taxes.

     Undistributed earnings of the Company’s foreign operations were approximately $5.1 million as of June 30, 2003. These earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal or state taxes have been provided.

     The Company made no federal income tax payments in fiscal 2003 and 2002, but made payments of $0.8 for fiscal 2001. The Company’s foreign operations made payments of $0.4 million in fiscal 2003, as compared to $0.1 million in both fiscal 2002 and fiscal 2001. The Company paid approximately $48,000, $114,000 and $330,000 in state taxes for fiscal 2003, 2002 and 2001, respectively. Refunds received totaled $891,000 in fiscal 2003, $28,000 in fiscal 2002 and $6,000 in fiscal 2001.

9.	Lease Commitments

     The Company leases certain warehouse and office facilities and equipment under operating lease agreements, which expire at various dates through 2009. The future minimum rental payments are as follows (in thousands of dollars):

2004	$935
2005	878
2006	742
2007	677
2008	454
Thereafter	152

$3,838

     Total rent expense charged to operations was $1.0 million, $0.9 million and $0.8 million in fiscal 2003, 2002 and 2001, respectively. Consumer Products leases certain warehouse space from related parties. Related parties’ rent expense totaled $0.2 million in fiscal 2003 and $0.3 million in each of fiscal 2002 and fiscal 2001. Those related party relationships consist of the following:

•	Aurora Investment Co., a partnership owned by Melvin Waxman, Chairman of the Board and Co-Chief Executive Officer of the Company, and Armond Waxman, President and Co-Chief Executive Officer of the Company, together with certain other members of their families, is the owner and lessor of the building used by Consumer Products for its executive offices, administrative functions and, until the move of the warehouse to Groveport, Ohio, one of its distribution facilities. Rent expense and related occupancy expenses under this lease was $167,157 in fiscal 2003 and $326,712 in fiscal 2002 and 2001. In fiscal 2002 and 2001, 97,000 square feet of the warehouse portion of this facility was subleased to Handl-it Inc. (see Note 10 for information regarding related party ownership of Handl-it). On July 1, 2002, Consumer Products renewed the lease for the 9,000 square feet of office space and 20,000 square feet of warehouse space that it uses, and began subleasing an additional 17,000 square feet of space from Handl-it, for which it paid $61,200 in fiscal 2003. Handl-it began leasing the portion of the warehouse it used directly from Aurora Investments Co.

•	Handl-it Inc., a corporation owned by John S. Peters, a director and consultant to the Company, together with another member of his family, Melvin Waxman and Armond Waxman, sublet warehouse space from Consumer Products through June 30, 2002. The Company reported rental income from Handl-it Inc. of $191,079 and $290,496 in fiscal 2002 and 2000, respectively, for subleasing the warehouse in Bedford Hts., Ohio. In fiscal 2003, Consumer Products paid $61,200 to Handl-it for subleasing a portion of the warehouse space leased by Handl-it and used by Consumer Products. See Note 10 for additional information regarding this related party transaction.

•	From July 1, 1999 through April 2001, WAMI Sales utilized Handl-it Inc. to provide all warehousing, labor and shipping functions in Cleveland, Ohio for a fee equal to a percentage of monthly sales plus other direct expenses from this operation. The charge amounted to $67,000 in fiscal 2001 and $74,000 in fiscal 2000. The Company believes these terms are comparable to those that would be available from unaffiliated third parties.

10.	Related-Party Transactions

     The Company purchases certain products, which it can not manufacture with its existing operations, from WDI International, Inc., a company owned in part by certain members of the Waxman family and other non-affiliated individuals. In fiscal 2003, 2002 and 2001, purchases from WDI International amounted to $1.1 million, $1.6 million and $1.7 million, respectively. The Company believes that the prices it receives are on terms comparable to those that would be available from unaffiliated third parties.

     The Company leases certain facilities from Aurora Investment Co., a partnership owned by members of the Waxman family (see Note 9 for additional information regarding this arrangement). Aurora Investments Co. originally developed the Bedford Heights, Ohio facility, with 9,000 square feet of office space and 114,000 square feet of warehouse space, entirely for Consumer Products. The lease of the entire facility expired on June 30, 2002, and Consumer Products entered into a new 5 year lease with Aurora Investments for 9,000 square feet of office space and 20,000 square feet of warehouse. Rent expense under this lease was $167,157 in fiscal 2003, as compared to $326,712 in each of fiscal 2002 and 2001, when Consumer Products leased the entire facility. Consumer Products also subleases 17,000 square feet of space at this Bedford Heights facility from Handl-it for $61,200 per year. In fiscal 2002 and 2001, when Consumer Products was leasing the entire facility, it sublet 97,000 square feet of the warehouse to Handl-it Inc. (see below for information regarding affiliated ownership of Handl-it Inc.).

     At June 30, 2003 and 2002, the Company had the following receivables from related parties (in thousands):

Related Party	2003	2002

Melvin Waxman, Co-CEO	$50	$60
Armond Waxman, Co-CEO	125	135
Waxman Development	84	84
Aurora Investments Co.	85	97
Handl-it Inc.	78	134
All other related parties	54	64

Total	$476	$574

     All of the related party and officer notes receivable are documented by a promissory note and began to bear interest in July 2002 at the minimum rates established by the Internal Revenue Service to avoid imputed interest attribution. Principal payments of $10,000 were made by each officer beginning in fiscal 2003, as well as quarterly interest payments. The receivable from Waxman Development relates to a real estate development venture initially formed to build facilities for Barnett, a former affiliate, and other operations. The Barnett stock owned by the Company was disposed of in September 2000. Aurora Investments has been paying interest, while Waxman Development began paying interest in fiscal 2003. Principal payments on the Aurora Investments and Waxman Development notes begin in fiscal 2007 and are payable over a ten year period.

     Handl-it Inc., a corporation owned by John S. Peters, a director and consultant to the Company, together with another member of his family, and Melvin Waxman and Armond Waxman, sublet warehouse space in Bedford Hts., Ohio from Consumer Products through June 30, 2002. In order to facilitate Consumer Products move to a more efficient warehouse that was also logistically beneficial in serving their customer base, Handl-it agreed to sublease 97,000 square feet of office space, which it would attempt to utilize for the warehousing needs of its customers. Due to the prolonged economic downturn in this area, Handl-it was unable to fully utilize the warehouse, and negotiated an adjustment with Consumer Products to offset its revenue shortfall for this warehouse. Accordingly, in fiscal 2002, Consumer Products reduced its rental charge to Handl-it by approximately $99,000, and received concessions of $26,000 over the next 26 months from Aurora Investments. The Company charged Handl-it Inc. $191,079 in fiscal 2002 (after the rent adjustment) and $290,496 in fiscal 2001 for subleasing the warehouse space. At June 30, 2003 and 2002, Handl-it owed Consumer Products $78,000 and $134,000 in unpaid rent, respectively, which is evidenced by a promissory note, which bears interest at a rate of 5.25% per annum. Effective July 1, 2002, Consumer Products entered into a lease with Aurora Investments for the 9,000 square feet of office space it utilizes and 20,000 square feet of warehouse space, and also entered into an agreement to sublease 17,000 square feet of space from Handl-it at a monthly charge of $5,100. Consumer Products offset the receivable from Handl-it by the future monthly rental payments that would otherwise be paid to Handl-it, and will continue to do so until the receivable has been fully repaid. Consumer Products also utilizes Con-Pak Inc., a third party packaging operation acquired by Handl-it in 1999, in certain instances where the packaging can not be performed by the Company’s operations in Asia. Con-Pak, Inc. received $227,807, $377,599 and $234,368 for these services in fiscal 2003, 2002 and 2001, respectively. Consumer Products also paid Handl-it Inc. approximately $27,000 for the cost of transportation of products in fiscal 2001. Handl-it is also compensated for the consulting services provided to the Company by Mr. Peters, which amounted to approximately $43,000, $123,000 and $81,000 in fiscal 2003, 2002 and 2001, respectively.

     Melvin Waxman and Armond Waxman are directors and co-owners of Handl-it, and each received director fees of $6,000 and $8,000 and consulting income of $18,000 and $20,000 from Handl-it in the twelve months ended June 30, 2003 and 2002, respectively.

11.	Retirement Plans

     The eligible employees of the Company’s corporate office and certain domestic subsidiaries of the Company participate in a trusteed, profit sharing and 401(k) retirement plan. Contributions are discretionary and are determined by the Company’s Board of Directors. There were no profit sharing contributions in fiscal 2003, 2002 or 2001. Beginning July 1, 2002 the Company modified its 401(k) retirement plan to meet the Department of Labor’s Safe Harbor Match provisions. Accordingly, the Company increased its match to 100% of the first 3% and 50% for the next 2% of deferral by employees, which amounted to $173,000 in fiscal 2003. Under the new provisions, all contributions are 100% vested. In fiscal 2002 and 2001 the Company contributed a 50% match of up to the first 4% of salary deferral by employees, which amounted to $0.1 million in each year. The Company’s domestic operations currently offer no other retirement, post-retirement or post-employment benefits.

     The Company’s operation in Taiwan has a retirement plan covering all regular employees, which provides for payment of benefits based on length of service and basic pay at the time of retirement, making a monthly contribution of 2% of salary and wages to the retirement fund. In fiscal 2003, this operation adopted its method for employee benefit plan based on the Statement of Financial Accounting Standards No. 87 (“SFAS 87”), and recognized net periodic pension cost, related assets and liabilities based on actuarial assumptions as required by SFAS 87. Contributions approximated $50,000 in fiscal 2003 and $20,000 in fiscal 2002 and 2001. In fiscal 2002 and 2001, the Company expensed the contributions made. An employees’ retirement committee administrates the retirement fund and amounts contributed are deposited in the name of this committee in the Central Trust of China.

     The funded status of the plan and accrued pension cost reconciliation follows (in thousands):

	2003	2002

Benefit obligations:
- Non-vested accumulated benefit obligation	$436	$456
- Additional benefit based on future salaries	49	200

Projected benefit obligation	485	656
Fair value of plan assets	(215)	(335)

Funded status	(270)	(321)
Unrecognized net transition obligation	305	323
Unrecognized pension cost	(90)	—
Additional pension liability	(166)	(123)

Accrued pension cost	$(221)	$(121)
Less: Intangible asset	166	123

Net pension asset (liability)	$(55)	2

Vested benefit	$—	$—

	2003	2002

Actuarial assumptions:
- Discount rate used in determining present values	3.5%	4.0%
- Future salary increase rate	2.0%	2.5%
- Expected rate of return on pension assets	3.5%	4.0%
Net Periodic Pension Cost:
Service cost	$73
Interest cost	24
Expected return on plan assets	(8)
Amortization of net unrecognized transition obligation	17

Net periodic pension cost	$106

Summary of changes in pension fund
- Contribution	$49	$19
- Payment of benefits	$178	$0

12.	Capital Stock and Reverse Stock Split

     Each share of the Company’s common stock (the “Common Stock”) entitles its holder to one vote, while each share of Class B common stock entitles its holder to ten votes. Cash dividends on the Class B common stock may not exceed those on the Common Stock. Due to restricted transferability, there is no trading market for the Class B common stock. However, the Class B common stock may be converted, at the stockholder’s option, into Common Stock on a share-for-share basis at any time, without cost to the stockholder. No preferred shares have been issued as of June 30, 2003.

     The Company’s Certificate Of Incorporation originally authorized the issuance of 22,000,000 shares of Common Stock, 6,000,000 shares of Class B Common Stock and 2,000,000 shares of Preferred Stock. The Company determined that it was not likely to need more than 8,000,000 authorized shares of Common Stock, 1,500,000 shares of Class B Common Stock and 200,000 shares of Preferred Stock for issuance in the future, and the Company’s Board of Directors approved an amendment to the Certificate of Incorporation of the Corporation to reduce the number of the Company’s authorized shares in August 2001. The reduction in authorized shares was approved by stockholders at the December 3, 2002 Annual Meeting of Stockholders.

     In February 2001, the stockholders of the Company approved a 1-for-10 reverse stock split, thereby reducing the outstanding number of shares of the Company (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten shares of the Company’s common stock and class B common stock were converted into one share of common stock and class B common stock, respectively. Each stockholder’s percentage share of total voting rights in the Company was the same as it was prior to the Reverse Stock Split, except for the de minimus effect of certain stockholders receiving an additional share of Common Stock or Class B Common Stock in lieu of fractional shares. The number of additional shares issued in lieu of fractional shares increased the number of post-split shares by 154 for the Common Stock and 49 for the Class B Common Stock. There was no change in the number of stockholders as a result of the Stock Split. In addition, the number of shares purchasable upon exercise of the warrants issued to the holders of the Company’s former Deferred Coupon Notes (the “Warrants”) were adjusted. The pre-split Warrants representing the rights of the holders to purchase an aggregate of 2,950,000 Warrant Shares at $2.45 per share became, on a post-split basis, the right to purchase an aggregate of 295,000 Warrant Shares at $24.50 per share.

     The Company’s Common Stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”). The Nasdaq, which originally planned to terminate the OTCBB exchange, has instead ceased its effort to establish a new Bulletin Board Exchange with improved order processing and automatic trading features. Accordingly, the Company intends to maintain its listing on the OTCBB at this time.

13.	Stock Based Compensation Plans

     In December 2002, the FASB released FAS 148 to encourage more companies to adopt the fair value method of accounting for stock based compensation plans and amends the disclosure requirements of FAS 123 to require more prominent disclosure in both annual and interim financial statements. Although FAS 148 does not require companies to adopt the fair value method, the new rules are effective beginning in the first quarter of 2003 for those companies that follow the “disclosure only” provisions of FAS 123.

     The Company has adopted the disclosure only provisions of FAS 123, and has elected to follow APB 25 and related interpretations in accounting for its stock options. Compensation cost for stock based awards is measured by the excess, if any, of the fair market value price at the grant date of the underlying stock over the amount the individual is required to pay for exercising the stock based award. Compensation cost for fixed based awards is measured at the grant date, and the Company uses the Black-Scholes option pricing model to determine the fair value estimates for disclosure purposes. The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect the value estimates. Therefore, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

     At the December 2002 Annual Meeting of Stockholders, stockholders approved a new stock incentive plan (the “2002 Stock Incentive Plan”) that reserves 250,000 shares of Common Stock to replace various stock based awards that were voluntarily terminated in January 2002. In July 2002, 176,655 stock options were granted at an exercise price of $5.91, all of which were outstanding at June 30, 2003. The stock options are fully vested, and none have been exercised or cancelled. In performing the computation of the fair value of each option grant, which is estimated on the date of grant using the Black-Scholes option pricing model, the following assumptions were used for these grants: no dividends; expected volatility of 87.7%; average risk-free interest rate of 6.0%; and expected life of 10 years.

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

Pro forma net income and earnings per share	Fiscal 2003

Net income (loss) as reported	$421
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(475)

Pro forma net (loss) income	$(54)
Basic and diluted income per share as reported	$0.35
Pro forma basic and diluted (loss) income per share	$(0.04)

     Pro forma net income and earnings per share for fiscal 2002 and 2001 are not presented as all stock based compensation plans previously adopted by the Company were terminated in January 2002 and the current options outstanding were not granted until fiscal 2003. At the time the options were voluntarily terminated, the Company cancelled 130,155 options held by 33 persons at an average price of $21.75. Also terminated were 5,000 options held by 3 directors of the Company at an average price of $22.50 and stock appreciation rights for 3 executives for 50,000 shares, granted at a base price of $33.75.

     Until its expiration on December 31, 2001, the Company also allowed employees to defer a portion of their salary to participate in an Employee Stock Purchase Plan (the “ESPP”). The ESPP allowed employees to make an election to purchase shares at the lower of 85 percent of the closing market price of the Company’s stock on the first or last day of the calendar year. In fiscal 2002, 6,129 shares were purchased by employees, while there were no purchases in fiscal 2003 or fiscal 2001.

14.	Contingencies

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

     The Company and two of its indirect subsidiaries were threatened with litigation by two separate California public interest groups alleging unlawful discharge of chemicals under California’s Safe Drinking Water & Toxic Enforcement Act

of 1986 (“Proposition 65”). Both public interest groups ultimately sued the Company and two of its indirect subsidiaries in different lawsuits. The Company successfully settled one action for an immaterial amount in late June 2003. The Company continues to evaluate the merits of the allegations in the second action and is contesting and vigorously defending itself in that matter. Any potential liability related to this litigation cannot be assessed at this time, as the Company is in the early stages of the proceedings.

15.	Segment Information

     The Company’s businesses distribute specialty plumbing products, floor and surface protection products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings and other products. Products are sold to primarily to two customer categories, including (i) retail operations, which includes national and regional retailers, D-I-Y home centers and smaller independent retailers primarily located in the United States, and (ii) industrial operations, including wholesale and industrial supply distributors which are primarily located in the United States. There were no retail sales outside of the United States, and sales to foreign countries accounted for less than 5 percent of total sales. Set forth below is certain financial data relating to the Company’s business segments (in thousands of dollars).

			Corporate and
	Retail	Industrial	Other	Elimination	Total

Reported net sales:
Fiscal 2003	$48,691	$26,255	—	$(7,804)	$67,142
Fiscal 2002	52,643	25,638	—	(7,856)	70,425
Fiscal 2001	54,759	24,177	—	(7,566)	71,370
Operating income (loss):
Fiscal 2003	$2,617	$608	$(2,729)	—	$496
Fiscal 2002	4,039	494	(2,990)	—	1,543
Fiscal 2001	1,459	514	(2,720)	—	(747)
Identifiable assets:
June 30, 2003	$24,189	$9,886	$5,094	—	$39,169
June 30, 2002	24,474	9,892	5,930	—	40,296

     The Company’s foreign operations manufacture, assemble, source and package products that are distributed by the Company’s wholly-owned operations, retailers and industrial customers. Net sales for those foreign operations amounted to $35.4 million, $35.3 million and $34.5 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Of these amounts, approximately $7.8 million, $7.9 million and $7.6 million were intercompany sales for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Identifiable assets for the foreign operations was $13.5 million and $13.5 million at June 30, 2003 and 2002, respectively.

16.	Subsequent Event – Sale of Building

     On August 8, 2003, the Company executed an agreement to sell accepted an offer to sell the land and building in Taichung, Taiwan, used for the offices and warehouse of TWI, for approximately $2.0 million. The transaction is subject to bank financing and certain other conditions, and is expected to close within 90 days. At June 30, 2003, the net book value of this asset was approximately $1.0 million. TWI has agreed to lease approximately 33,000 square feet of the 55,000 square feet space for four years, and has signed a lease with the prospective purchaser which it believes reflects market rates, and will become effective upon a sale of the facility. The Company will sublease approximately 11,000 square foot of that space to one of its joint venture operations.

SUPPLEMENTARY FINANCIAL INFORMATION

     Quarterly Results of Operations:

     Presented below is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2003 and 2002 (in thousands, except per share amounts).

Fiscal 2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Net sales	$18,208	$16,016	$15,217	$17,701
Gross profit	5,925	5,385	5,143	6,000
Operating income (loss)	579	48	(425)	293
Other income	3	—	178	29
Income before provision (benefit) for income taxes	109	160	(375)	280
Net income (loss)	$349	$(254)	$101	$225
Basic loss per share:
Net income	$0.29	$(0.21)	$0.08	$0.19
Diluted loss per share:
Net income	$0.29	$(0.21)	$0.08	$0.19

Fiscal 2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Net sales	$18,733	$18,116	$15,552	$18,024
Gross profit	6,055	5,606	5,445	6,066
Operating income (loss)	896	656	72	(81)
Other income	—	—	94	—
Income before provision (benefit) for income taxes	658	472	24	(240)
Net income (loss)	$584	$384	$673	$(56)
Basic loss per share:
Net income	$0.48	$0.32	$0.55	$(0.05)
Diluted loss per share:
Net income	$0.48	$0.32	$0.55	$(0.05)

     In fiscal 2003, the Company’s third quarter tax provision was favorably impacted by a ruling on a state tax matter for fiscal 1999, for which the Company reported a $0.55 million tax benefit. In the fiscal 2003 fourth quarter, the Company recorded a tax benefit for a favorable ruling on a state matter for fiscal 2000 and 2001 and for a change in tax law. In fiscal 2003, the Company reclassified dividend distributions it received from joint venture operations in Asia for all periods presented. Dividend distributions were previously netted in SG&A expenses. The effect of this reclassification did not change pre-tax earnings or net income, but did reduce operating income.

     In fiscal 2002, the Company adopted a FASB Emerging Issues Task Force pronouncement and began to record all business procurement charges as an offset to sales, with prior period results being restated. There was no impact on operating income or net income since the Company previously reported business procurement costs as a contra sale or an operating expense in prior years. Net income for the fiscal 2002 third quarter was affected by a $0.8 million tax benefit for a change in the tax law. Operating income for the fiscal 2002 third quarter was affected by $246,000 in SG&A expenses associated with the write-off of costs and early termination of the bank facility with Congress Financial Corporation. In the fiscal 2002 fourth quarter, the Company reported foreign exchange losses due to the weakening U.S. Dollar of approximately $228,000, as compared to exchange gains of $317,000 in the same period last year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.    CONTROLS AND PROCEDURES

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

     During the fiscal 2003 first quarter, the Company formed a Disclosure Committee that consists of certain key management personnel of the Company’s operations. The Disclosure Committee provides support for management and the Audit Committee and has developed a sub-certification form to be completed by key management personnel at the Company’s subsidiaries, reporting on financial information, internal control procedures and disclosure matters. The Disclosure Committee has also developed a standard Internal Control Questionnaire which has been completed by and continues to be updated regularly by management personnel at each of the Company’s subsidiaries.

     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act reports.

PART III

     Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended June 30, 2003 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following consolidated financial statements are included in Part II, Item 8:

Report of Independent Public Accountants

Balance Sheets—June 30, 2003 and 2002

Statements of Operations—For the Years Ended June 30, 2003, 2002 and 2001

Statements of Stockholders’ Equity—For the Years Ended June 30, 2003, 2002 and 2001

Statements of Cash Flows—For the Years Ended June 30, 2003, 2002 and 2001

Notes to Financial Statements For the Years Ended June 30, 2003, 2002 and 2001

Supplementary Financial Information

(a)	(2)	All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements including notes thereto.

(a)	(3)	Exhibits

3.1.1*		Certificate of Incorporation of the Company dated October 27, 1989 (Exhibit 3(a) to the Company’s Form S-8 filed December 4, 1989, File No. 0-5888, incorporated herein by reference).

3.1.2		Certificate of Amendment to Certificate of Incorporation of the Company dated November 30, 2000.

3.1.3		Certificate of Amendment to Certificate of Incorporation of the Company dated February 6, 2001.

3.1.4		Certificate of Amendment to Certificate of Incorporation of the Company dated December 3, 2002.

3.2*		By-laws of the Company (Exhibit 3.2 to Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference).

4.7*		Warrant Agreement, dated as of May 20, 1994, by and between Waxman Industries, Inc. and The Huntington National Bank, as Warrant Agent (Exhibit 4.2 to Waxman Industries, Inc.’s Form S-4 filed June 20, 1994, incorporated herein by reference).

4.8*		Warrant Certificate (Exhibit 4.3 to Waxman Industries, Inc.’s Form S-4 filed June 20, 1994, incorporated herein by reference).

4.9*		Securities Purchase Agreement for Notes and Warrants dated as of September 17, 1991, among the Company and each of the Purchasers referred to therein (Exhibit 4.4 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

4.10*		Revolving Credit, Term Loan and Security Agreement, dated as of February 13, 2002, by and among PNC Bank, National Association, as Lender and as Agent, and Waxman Industries, Inc., Waxman Consumer Products Group Inc., Waxman USA Inc. and WAMI Sales, Inc., as Borrowers (Exhibit 10.1 on Report 8-K filed February 27, 2002, incorporated herein by reference).

4.11		Second Amendment Agreement dated August 20, 2003 to the Revolving Credit, Term Loan and Security Agreement by and among PNC Bank, National Association, as Lender and as Agent, and

Waxman Industries, Inc., Waxman Consumer Products Group Inc., Waxman USA Inc. and WAMI Sales, Inc., as Borrowers.

10.1*	Lease between the Company as Lessee and Aurora Investment Co. as Lessor dated June 30, 1992 (Exhibit 10.1 to Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-5888, incorporated herein by reference).

10.2*	Policy Statement (revised as of June 1, 1980) regarding the Company’s Profit Incentive Plan (Exhibit 10(c)-1 to Annual Report on Form 10-K for the year ended June 30, 1984, File No. 0-5888, incorporated herein by reference).

10.6*	Tax Sharing Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries, Inc.’s Form S-4 filed June 20, 1994, incorporated herein by reference).

10.7*	Waxman Industries, Inc. 2002 Stock Incentive Plan, adopted as of December 6, 2001 (Exhibit 8 to Schedule to Tender Offer Statement filed on December 7, 2001, incorporated herein by reference).

10.8*	Intercorporate Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries, Inc.’s Form S-4).

10.10*	Employment Agreement dated November 1, 1994 between Waxman Consumer Products Group Inc. and Laurence Waxman (Exhibit 10.5 to Waxman Industries, Inc.’s Amendment No. 4 to Registration Statement on Form S-2 filed October 10, 1995, Registration No. 33-54211, incorporated herein by reference).

10.11*	Intercorporate Agreement dated March 28, 1996 among Waxman Industries, Inc., Waxman USA Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI, International, Inc. (Exhibit 10.8 to Waxman Industries, Inc.’s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).

10.26*	Merger Agreement, dated as of July 10, 2000, by and among Wilmar Industries, Inc. (“Wilmar”), BW Acquisition, Inc. (“BW Acquisition”) and Barnett Inc. (“Barnett”) (Exhibit 10.1 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).

10.27*	Stockholder Agreement, dated as of July 10, 2000, by and among the Company, Waxman USA, Wilmar and BW Acquisition (Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).

10.28*	Voting Trust Agreement, dated as of July 10, 2000, by and among Waxman USA, Wilmar, BW Acquisition, Barnett and American Stock Transfer & Trust Company. (Exhibit 10.3 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).

10.29*	Agreement, dated as of July 7, 2000, by and between Waxman USA and Barnett (Exhibit 10.4 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).

14.1*	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s web site located at http://www.waxmanind.com).

21.1*	Subsidiaries (Exhibit 21.1 to Waxman Industries, Inc.’s Form S-4 filed June 20, 1994, incorporated herein by reference).

23.1	Consent of Meaden & Moore, Ltd.

23.2	Consent of EnWise CPA’s

23.3	Consent of Chien Chyuan & Co.

23.4	Consent of T.N. Soong and Deloitte and Touche (Taiwan)

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Incorporated herein by reference as indicated.

(b)	Reports on Form 8-K

The Registrant filed a report on Form 8-K on May 5, 2003, incorporating by reference the May 5, 2003 press release by the Company, announcing its fiscal 2003 third quarter and year to date earnings and condensed income statements for the periods ended March 31, 2003 and 2002 and condensed balance sheets for June 30, 2002 and March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAXMAN INDUSTRIES, INC.

August 28, 2003	By:	/s/ Armond Waxman
Armond Waxman
President,
Co-Chief Executive Officer
and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 28, 2003	/s/ Melvin Waxman

Melvin Waxman
Chairman of the Board, Co-Chief Executive Officer
and Director

August 28, 2003	/s/ Armond Waxman

Armond Waxman
President, Co-Chief Executive Officer
and Director

August 28, 2003	/s/ Mark W. Wester

Mark W. Wester
Chief Financial Officer and Senior Vice President
(principal accounting officer)

August 28, 2003	/s/ Judy Robins

Judy Robins, Director

August 28, 2003	/s/ Irving Z. Friedman

Irving Z. Friedman, Director

August 28, 2003	/s/ Laurence S. Waxman

Laurence S. Waxman, Director

August 28, 2003	/s/ John S. Peters

John S. Peters, Director

August 28, 2003	/s/ Mark Reichenbaum

Mark Reichenbaum, Director

August 28, 2003	/s/ Todd Waxman

Todd Waxman, Director

Exhibit Index

3.1.2	Certificate of Amendment to Certificate of Incorporation of the Company dated November 30, 2000.

3.1.3	Certificate of Amendment to Certificate of Incorporation of the Company dated February 6, 2001.

3.1.4	Certificate of Amendment to Certificate of Incorporation of the Company dated December 3, 2002.

4.11	Second Amendment Agreement dated August 20, 2003 to the Revolving Credit, Term Loan and Security Agreement by and among PNC Bank, National Association, as Lender and as Agent, and Waxman Industries, Inc., Waxman Consumer Products Group Inc., Waxman USA Inc. and WAMI Sales, Inc., as Borrowers.

23.1	Consent of Meaden & Moore, Ltd.

23.2	Consent of EnWise CPA’s

23.3	Consent of Chien Chyuan & Co.

23.4	Consent of T.N. Soong and Deloitte and Touche (Taiwan)

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002