Form 10-K/A
period 2003-06-30
WAXMAN INDUSTRIES INC
filed 2003-10-22
CIK 105096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(AMENDMENT NO. 1)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes       No  X

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,603,000

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  X

Form 10-K/A (AMENDMENT NO. 1)
EXPLANATORY NOTE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
Exhibit Index
Exhibit 31.1 Cert of Co-Chief Executive Officer
Exhibit 31.2 Cert of Co-Chief Executive Officer
Exhibit 31.3 Cert of Chief Financial Officer
Exhibit 32.2 Certification Pursuant to 18 U.S.C.

Number of shares of Common Stock outstanding as of August 20, 2003:

Common Stock	1,003,990

Class B Common Stock	214,189

EXPLANATORY NOTE

     This Form 10-K/A (Amendment No. 1) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was originally filed on September 3, 2003, in order to furnish the information required by Part III of this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the directors and executive officers of the Company and a brief description of their business experience.

Name, Age and
Positions with the Company	Business Experience

Melvin Waxman, 69 Chairman of the Board and Co- Chief Executive Officer	Mr. Melvin Waxman has been a Chief Executive Officer of the Company for over 20 years, a director of the Company since 1962 and Chairman of the Board of the Company since August 1976 (Co-Chairman from June 1995 to April 1996). Mr. Waxman was the Chairman of the Board of Barnett Inc. (“Barnett”), formerly a wholly-owned subsidiary of the Company, until the Company sold its Barnett stock on September 27, 2000.

Armond Waxman, 64 President, Co-Chief Executive Officer and Director	Mr. Armond Waxman has been the President and Treasurer of the Company since August 1976 and Co-Chief Executive Officer since June 1995. Mr. Waxman has been a director of the Company since 1962. Mr. Waxman was the Vice-Chairman of the Board of Barnett until the Company sold its Barnett stock on September 27, 2000.

Laurence S. Waxman, 46 Executive Vice President and Director	Mr. Laurence Waxman was elected Executive Vice President in August 2002 and had been Senior Vice President of the Company since November 1993. He is also President of Waxman Consumer Products Group, Inc. (“Consumer Products”), a wholly-owned subsidiary of the Company, a position he has held since 1988. Mr. Waxman joined the Company in 1981. Mr. Waxman was appointed to the board of directors of the Company in July 1996.

John S. Peters, 55 Director	Mr. Peters is the Chairman and Chief Executive Officer of Handl-it, Inc., a logistics, distribution services and packaging business Mr. Peters founded in 1992. Mr. Peters was the Senior Vice President — Operations of the Company from 1988 until September 1997 and served the Company in other executive capacities since October 1974. Mr. Peters resigned as a full time employee in September 1997 due to the growth of Handl-it, but has provided certain consulting services to the Company since that date. Mr. Peters was elected as a director in March 2000.

Irving Z. Friedman, 71 Director	Mr. Friedman is a shareholder and Treasurer of Furniture Services Industry, Inc., a company that provides fabric and leather protection products to the furniture industry. He is also a certified public accountant and from 1981 through 2001 was a partner with the firm of Krasney Polk Friedman & Fishman. Mr. Friedman has been a director of the Company since 1989 and is the chairman of the Company’s Audit Committee and Compensation and Stock Option Committee.

Name, Age and
Positions with the Company	Business Experience

Judy Robins, 54 Director	Mrs. Robins has been a director of the Company since 1980. Mrs. Robins has owned and operated an interior design business for more than the past five years. Mrs. Robins is the sister of Messrs. Melvin and Armond Waxman and the wife of the Secretary of the Company. Until August 2002, Mrs. Robins served on the Company’s Audit Committee

Mark Reichenbaum, 52 Director	Mr. Reichenbaum is the President of HAJA Capital Corporation, an investment firm and Co-Chairman of Clean Rite Center LLC, a retail chain of laundry service super stores with locations around New York. Until October 1997, Mr. Reichenbaum was the President of Medo Industries, Inc., a large manufacturer and distributor of automotive air fresheners worldwide, which was sold to Quaker State Corporation in 1996. Mr. Reichenbaum is a director of Urecoats Industries Inc., a developer, manufacturer and marketer of comprehensive weatherproofing products and solutions for the construction and building products industries. Mr. Reichenbaum has been a director of the Company since 2001 and is a member of the Company’s Audit Committee

Todd Waxman, 38 Director	Mr. Todd Waxman is the President of North Park Real Estate Group, a real estate development and management company. Mr. Todd Waxman is the son of Mr. Armond Waxman and became a director of the Company in May 2003.

Mark Wester, 48 Senior Vice President and Chief Financial Officer	Mr. Wester joined the Company in October 1996 as Corporate Controller and in January 1997 became the Vice President-Finance. In April 1997, Mr. Wester became the Chief Financial Officer of the Company, and in May 2002, he became a Senior Vice President and Chief Financial Officer. Mr. Wester provided consulting services to the Company from May 1996 through September 1996. From March 1992 to April 1996, Mr. Wester was a limited partner with a privately owned telecommunications company, Capital Communications Cooperative, and the Chief Financial Officer of Progressive Communications Technologies. From 1978 to 1992, Mr. Wester was employed by The Fairchild Corporation (formerly, Banner Industries, Inc.), where he held several positions during his tenure, including Vice President and Corporate Controller. Mr. Wester is an inactive certified public accountant

Patrick Ferrante, 46 Vice President — Operations	Mr. Ferrante joined the Company in September 1985 as the Accounting Manager for one of the Company’s business units, and held the Controller and VP – Controller positions until joining the Corporate office as Director – Corporate Accounting in March 1990. Mr. Ferrante became the Operational Controller in July 1994, Vice President in March 1997 and Vice President – Operations in June 2003.

Legal Proceedings

     No director or executive officer of the Company is party to any material pending legal proceeding.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company is required to identify any officer, director or beneficial owner of more than 10% of the Company’s equity securities who failed to timely file with the Securities and Exchange Commission a required report relating to ownership and changes in ownership of the Company’s equity securities. Based on material provided to the Company by such officers, directors and beneficial owners of more than 10% of the Company’s equity securities, the Company believes that during the fiscal year ended June 30, 2003, there was compliance with all such filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid for services rendered during fiscal 2003 to the Co-Chief Executive Officers and the three other most highly compensated executive officers of the Company:

Summary Compensation Table

		Annual Compensation (1)		Long Term Compensation

				Securities	All Other
				Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Options # (3)	($) (4)

Melvin Waxman	2003	316,956	26,000	50,000	64,897
Chairman of the Board and	2002	287,475	—	—	133,941
Co-Chief Executive Officer	2001	293,154	—	—	126,362

Armond Waxman	2003	347,657	97,000	50,000	138,132
President and Co-Chief	2002	301,984	75,000	—	247,026
Executive Officer	2001	318,270	—	—	138,752

Laurence Waxman	2003	276,000	110,000	30,000	42,266
Senior Vice President	2002	250,904	100,000	—	53,648
	2001	200,000	—	—	33,685

Mark Wester	2003	143,978	28,000	5,500	3,850
Senior Vice President and	2002	128,893	—	—	5,145
Chief Financial Officer	2001	128,000	100,000	—	5,221

Patrick Ferrante	2003	100,700	20,000	2,750	588
Vice President — Operations	2002	101,332	—	—	—
	2001	83,529	25,000	—	—

(1)	Certain executive officers received compensation in fiscal 2003, 2002 and 2001 in the form of perquisites, the amount of which does not exceed reporting thresholds.

(2)	The executive officers named in the Summary Compensation Table received their bonuses under the Company’s Profit Incentive Plan. Messrs. Armond and Melvin Waxman received their bonuses at the discretion of the Compensation and Stock Option Committee.

(3)	Represents fully vested stock options that were granted in July 2002 to replace stock options that had been voluntarily terminated by the option holders in January 2002. These options are exercisable at a per share price of $5.91 (equivalent to the fair market value of the underlying Common Stock on the date of the grant). At June 30, 2003, the price of the Company’s stock was $4.00 per share and none of the options granted were in-the-money.

(4)	Amounts principally represent premiums on split-dollar life insurance policies, other insurances, medical expense reimbursement and the cost of providing an automobile to certain executives.

Stock Option Grants

     In December 2002, the Company’s stockholders approved the 2002 Stock Incentive Plan at the Company’s 2002 Annual Meeting of Stockholders. In July 2003, the Company granted 176,655 stock options under the 2002 Stock Incentive Plan in replacement of stock options that had been issued under the Company’s 1992 Non-Qualified and Incentive Stock Option Plan and 1994 Non-Employee Directors Stock Option Plan and that were terminated in January 2002. Such new options were granted at a per share exercise price of $5.91 (equivalent to the fair market value of the underlying Common Stock on the date of the grant), all of which are currently outstanding, and none of which have been exercised or cancelled.

     The following table shows all individual grants of stock options to the Executive Officers named in the Summary Compensation Table during the fiscal year ended June 30, 2003.

Option Grants in Last Fiscal Year

					Potential Realizable Value at
	Number of	% of Total Options	Exercise		Assumed Rates of Stock Price
	Securities	Granted to	or Base		Appreciation for Option Term (2)
	Underlying the	Employees in	Price	Expiration
Name	Options Granted (1)	Fiscal Year	($ / share)	Date	5%	10%

Melvin Waxman	50,000	28.30%	$5.91	7/08/13	$185,838	$470,951

Armond Waxman	50,000	28.30%	$5.91	7/08/13	$185,838	$470,951

Laurence Waxman	30,000	16.98%	$5.91	7/08/13	$111,503	$282,571

Mark Wester	5,500	3.11%	$5.91	7/08/13	$20,442	$51,805

Patrick Ferrante	2,750	1.56%	$5.91	7/08/13	$10,221	$25,902

(1)	In a transaction approved by stockholders at the Company’s 2002 Annual Meeting, the options were granted on July 10, 2003 at the fair market value on the date of grant in replacement for equity-based awards voluntarily terminated by the optionees in January 2002 (more than six months from the date of grant). All options expire 10 years from the date of grant and were fully vested at the date of grant because the equity-based awards were fully vested at the time they were voluntarily terminated by the optionees.

(2)	As required by SEC rules and regulations, potential realizable values are based on the assumption that the Common Stock price appreciates at the annual rates shown compounded annually from the date of grant until the end of the ten-year option term and are not intended to forecast appreciation in stock price. The Company’s Common Stock price at the end of the ten-year term based on a 5% and 10% annual appreciation would be $9.63 per share and $15.33 per share, respectively.

Stock Option Exercises

     The following tables set forth information with respect to (i) the number of unexercised options held by each of the Executive Officers named in the Summary Compensation Table who held options as of June 30, 2003 and (ii) the value of unexercised in-the-money options held by such persons as of June 30, 2003:

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

				Value of Unexercised
			Number of Securities	In-the-Money Options
	Shares		Underlying Unexercised	at Fiscal Year-End ($)
	Acquired on	Value	Options at Fiscal Year End (#)
Name	Exercise (#)	Realized ($)	Exercisable / Unexercisable	Exercisable	Not Exercisable

Melvin Waxman	—	—	50,000 / None	0	0

Armond Waxman	—	—	50,000 / None	0	0

Laurence Waxman	—	—	30,000 / None	0	0

Mark Wester	—	—	5,500 / None	0	0

Patrick Ferrante	—	—	2,750 / None	0	0

Director Remuneration

     Each director who is not an employee of the Company received a fee of $3,000 for the first fiscal quarter of 2003 and $4,000 for each fiscal quarter thereafter for services as a director plus a fee of $1,000 plus traveling expenses for each board meeting he or she attended. Mr. Peters, due to his consulting role with the Company, has agreed to a reduced quarterly director fee of $2,000, and has elected to not receive any reimbursement for traveling expenses.

Employment Agreements

     Mr. Laurence Waxman entered into an employment agreement with Consumer Products, which became effective as of November 1, 1994 and had an initial term that expired on October 31, 1999. The Agreement is automatically extended for successive one-year periods, unless either party provides written notice of the intent not to extend the Agreement, not less than one year prior to the extended term. Pursuant to such employment agreement, Mr. Laurence Waxman is to serve as President of Consumer Products, and is also to serve in such further offices or positions with Consumer Products or any subsidiary or affiliate of Consumer Products as shall, from time to time, be assigned by the Board of Directors of Consumer Products. Mr. Laurence Waxman’s employment agreement provides for an annual salary of $200,000 for the first year of the employment agreement and provides that for each year thereafter the annual salary will be increased by six percent of the prior year’s salary. In fiscal 2002, his salary was increased to $225,000 partially through the fiscal year. Additional increases in salary and the granting of bonuses to Mr. Laurence Waxman will be determined by Consumer Products, in its sole discretion, based on such individual’s performance and contributions to the success of Consumer Products, his responsibilities and duties and the salaries of other senior executives of Consumer Products. Bonuses in the amount of $110,000 and $100,000 were granted to Mr. Laurence Waxman in fiscal 2003 and 2002, respectively. The employment agreement provides that upon termination of employment by Mr. Laurence Waxman for good reason (as defined therein) or by the Company for any reason other than death, disability (as defined therein) or cause (as defined therein), Mr. Laurence Waxman will be entitled to receive all of the compensation he would otherwise be entitled to through the end of the term of the agreement. The employment agreement also contains provisions which restrict Mr. Laurence Waxman from competing with the Company or Consumer Products during the term of the agreement and for two years following the termination thereof.

Compensation and Stock Option Committee Interlocks and Insider Participation

     Mrs. Judy Robins, a member of the Compensation and Stock Option Committee until October 2002, owns a 13% equity interest in Aurora Investments Company (“Aurora Investments”). All of the other equity interests in Aurora Investments are owned by Melvin Waxman (34%), Armond Waxman (34%) and members of their and Mrs. Robins’ families (19%). Armond and Melvin Waxman are brothers and Judy Robins is their sister. Effective July 1, 2002, the Company exercised its option to renew a 5 year lease with Aurora Investments for 9,000 square feet of office space and 20,000 square feet of warehouse space at

24455 Aurora Road, Bedford Heights, Ohio. This facility, which consists of 9,000 square feet of office space and 114,000 square feet of warehouse space, was originally developed entirely for Consumer Products. Consumer Products had leased the entire facility until June 30, 2002. Consumer Products’ rent expense under this lease was $167,157 in fiscal 2003, which management believes is competitive with other rates in the area.

     Melvin Waxman and Armond Waxman are directors and co-owners of Handl-it, along with John Peters, a current member of the Compensation and Stock Option Committee. Messrs. Melvin and Armond Waxman received director fees of $6,000 and $8,000, respectively, and consulting income of $18,000 and $20,000, respectively, from Handl-it during the twelve months ended June 30, 2003 and 2002, respectively.

Performance Graph

     Set forth below is a graph comparing the yearly percentage change in the cumulative total stockholder return of the Company’s Common Stock, the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s Building Materials Index for the period of five fiscal years commencing with fiscal 1998. The graph assumes $100 invested on July 1, 1998 in the Company and each of the other indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG WAXMAN INDUSTRIES, INC., THE S&P 500 INDEX
AND THE S&P BUILDING PRODUCTS INDEX

- $100 invested on 6/30/98 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Copyright © 2002, Standard&Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

COMMON STOCK OWNERSHIP

     The following table sets forth, as of September 30, 2003 (except as noted in footnotes 11 and 12 below), the number of shares of Common Stock and Class B Common Stock beneficially owned by each director, director nominee and executive officers named in “Summary Compensation Table,” by the directors, nominees and executive officers of the Company as a group and by each holder of at least five percent of Common Stock and Class B Common Stock known to the Company, and the respective percentage ownership of the outstanding Common Stock and Class B Common Stock and voting power held by each such holder and group. The mailing address for Messrs. Melvin, Armond, Laurence and Todd Waxman is that of the executive office of the Company.

	Number of Shares		Percentage
	Beneficially Owned		Ownership

		Class B		Class B	Percentage
Name and Address of	Common	Common	Common	Common	of Aggregate
Beneficial Owner	Stock	Stock	Stock	Stock	Voting Power

Melvin Waxman (1)	90,430	101,194	8.6%	47.2%	34.5%

Armond Waxman (2)	123,089	77,029	11.7	36.0	28.0

Laurence Waxman (3)	82,628	5,526	8.0	2.6	4.3

John Peters (4)	3,130	—	*	—	*

Irving Friedman (5)	2,500	—	*	—	*

Judy Robins (6)	10,975	7,525	1.1	3.5	2.7

Mark Reichenbaum (7)	2,000	—	*	—	*

Todd Waxman (8)	8,541	2,160	*	1.0	1.0

Mark Wester (9)	6,074	—	*	—	*

Patrick Ferrante (10)	3,640	—	*	—	*

Directors, nominee and officers as a group (10 individuals)	329,367	193,434	28.6	90.3	68.7

Credit Suisse First Boston, Inc. (11) 11 Madison Avenue New York, NY 10010	55,000	—	5.5	—	1.7

Larry Callahan (12) c/o Huntleigh Securities 7800 Forsyth, 5th Floor St. Louis, MO 63105	252,265	—	25.1	—	8.0

*	less than 1%

(1)	Includes 50,000 shares of Common Stock subject to options granted to Mr. Melvin Waxman and 10 shares of Common Stock owned by a member of Mr. Waxman’s immediate family, as to which shares Mr. Waxman disclaims beneficial ownership.

(2)	Includes 50,000 shares of Common Stock subject to options granted to Mr. Armond Waxman and 10 shares of Common Stock owned by a member of Mr. Waxman’s immediate family, as to which shares Mr. Waxman disclaims beneficial ownership.

(3)	Includes 30,000 shares of Common Stock subject to options granted to Mr. Laurence Waxman, 28,000 shares of Common Stock in a trust that are voted by Mr. Waxman, and 2,710 shares of Common Stock for which Mr. Waxman is custodian for his minor children.

(4)	Includes 2,625 shares of Common Stock subject to options granted to Mr. Peters.

(5)	Includes 2,000 shares of Common Stock subject to options granted to Mr. Friedman.

(6)	Includes 2,000 and 1,000 shares of Common Stock subject to options granted to Mrs. Robins and to her spouse Kenneth Robins (the Corporate Secretary of the Company), respectively.

(7)	Includes 2,000 shares of Common Stock subject to options granted to Mr. Reichenbaum.

(8)	Includes 1,950 shares of Common Stock subject to options granted to Mr. Todd Waxman.

(9)	Includes 5,500 shares of Common Stock subject to options granted to Mr. Wester.

(10)	Includes 2,750 shares of Common Stock subject to options granted to Mr. Ferrante.

(11)	The information set forth in the table with respect to Credit Suisse First Boston, Inc. was obtained from a Statement on Schedule 13G, dated February 13, 1998, filed with the Securities and Exchange Commission. Such Statement reflects Credit Suisse First Boston, Inc.’s beneficial ownership as of December 31, 1997.

(12)	The information set forth in the table with respect to Larry Callahan was obtained from a Form 4, filed with the Securities and Exchange Commission on October 1, 2003, reflecting Mr. Callahan’s beneficial ownership as of September 9, 2003. Includes 229,965 shares of Common Stock held by Mr. Callahan, 111,165 of which are held in Mr. Callahan’s IRA account, 9,300 shares of Common Stock held by Mr. Callahan’s minor children and 13,000 shares of Common Stock held by Mr. Callahan’s wife’s IRA for which Mr. Callahan has shared voting power. Mr. Callahan disclaims beneficial ownership of the shares held by his minor children.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information, as of June 30, 2003, about the Company’s 2002 Stock Incentive Plan. All outstanding awards relate to the Company’s common stock.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	176,655 (1)	$5.91	73,345 (2)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	176,655	$5.91	73,345

(1)	Represents 176,655 shares of Common Stock issuable upon the exercise of outstanding options previously granted under the 2002 Stock Incentive Plan.

(2)	Represents 73,345 shares of Common Stock available for future issuance under the 2002 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company purchases certain products, which it cannot manufacture with its existing operations, from WDI International, Inc. (“WDI International”), a company owned in part by certain members of the Waxman family and other non-affiliated individuals. In fiscal 2003, 2002 and 2001, purchases from WDI International amounted to $1.1 million, $1.6 million and $1.7 million, respectively. The Company believes that the prices it receives are on terms comparable to those that would be available from unaffiliated third parties.

     The Company leases certain facilities from Aurora Investments, a partnership owned by Melvin Waxman (34%), Armond Waxman (34%), Judy Robins (13%) and members of their families (19%). Armond and Melvin Waxman are brothers and Judy Robins is their sister. Effective July 1, 2002, the Company exercised its option to renew a 5 year lease with Aurora Investments for 9,000 square feet of office space and 20,000 square feet of warehouse space at 24455 Aurora Road, Bedford Heights, Ohio. This facility, which consists of 9,000 square feet of office space and 114,000 square feet of warehouse space, was originally developed entirely for Consumer Products. Consumer Products had leased the entire facility until June 30, 2002. Consumer Products’ rent expense under this lease was $167,157 in fiscal 2003, which management believes is competitive with other rates in the area.

     Consumer Products also subleases 17,000 square feet of warehouse space at this Bedford Heights facility from Handl-it Inc. (“Handl-it”) for $61,200 per year. Handl-it is a corporation owned by John S. Peters, a director and consultant to the Company, together with another member of his family, and Melvin Waxman and Armond Waxman. In fiscal 2002 and 2001, when Consumer Products was leasing the entire facility and was in the process of moving to a more efficient warehouse, Consumer Products sublet 97,000 square feet of the warehouse to Handl-it. Due to the prolonged economic downturn in the region, Handl-it was unable to fully utilize the warehouse, and negotiated an adjustment with Consumer Products to offset its revenue shortfall for this warehouse. Accordingly, Consumer Products reduced its rental charge to Handl-it for fiscal 2002 by approximately $99,000, as compared to fiscal 2001, and received concessions of $26,000 over the next 26 months from Aurora Investments. The Company charged Handl-it Inc. $191,079 in fiscal 2002 (after the rent adjustment) and $290,496 in fiscal 2001 for subleasing the warehouse space. At June 30, 2003 and 2002, Handl-it owed Consumer Products $78,000 and $134,000 in unpaid rent, respectively, which is evidenced by a promissory note, which bears interest at a rate of 5.25% per annum. Consumer Products also utilizes Con-Pak Inc., a third party packaging operation acquired by Handl-it in 1999, in certain instances where the packaging cannot be performed by the Company’s operations in Asia. Con-Pak, Inc. received $227,807, $377,599 and $234,368 for these services in fiscal 2003, 2002 and 2001, respectively. Consumer Products also paid Handl-it Inc. approximately $27,000 for the cost of transportation of products in fiscal 2001. Handl-it is also compensated for the consulting services provided to the Company by Mr. Peters, which amounted to approximately $43,000, $123,000 and $81,000 in fiscal 2003, 2002 and 2001, respectively.

     From July 1, 1999 through April 2001, WAMI Sales utilized Handl-it Inc. to provide all warehousing, labor and shipping functions in Cleveland, Ohio for a fee equal to a percentage of monthly sales plus other direct expenses from this operation. The charge amounted to $67,000 in fiscal 2001. The Company believes these terms were comparable to those that would have been available from unaffiliated third parties.

     Melvin Waxman and Armond Waxman are directors and co-owners of Handl-it, and received director fees of $6,000 and $8,000, respectively, and consulting income of $18,000 and $20,000, respectively, from Handl-it during the twelve months ended June 30, 2003 and 2002, respectively.

     At June 30, 2003 and 2002, the Company had the following receivables from related parties (in thousands):

Related Party	2003	2002

Melvin Waxman, Co-CEO	$50	$60

Armond Waxman, Co-CEO	125	135

Waxman Development	84	84

Aurora Investments Company	85	97

Handl-it Inc.	78	134

All other related parties	54	64

Total	$476	$574

     All of the related party and officer notes receivable are documented by a promissory note and began to bear interest in July 2002 at the minimum rates established by the Internal Revenue Service to avoid imputed interest attribution. Principal payments of $10,000 were made by each officer beginning in fiscal 2003, as well as quarterly interest payments. Waxman Development is a real estate development and management company that is majority owned by certain members of the Waxman family, including Melvin Waxman, Armond Waxman, Laurence Waxman and Todd Waxman. The receivable from Waxman Development relates to a real estate development venture initially formed to build facilities for Barnett, a former affiliate, and other operations. The Barnett stock owned by the Company was disposed of in September 2000. Aurora Investments has been paying interest, while Waxman Development began paying interest in fiscal 2003. Principal payments on the Aurora Investments and Waxman Development notes begin in fiscal 2007 and are payable over a ten year period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Meaden & Moore, Ltd. (“Meaden”) has been selected as the Company’s principal independent auditors in the United States. Meaden was the Company’s principal accountant for the fiscal year ended June 30, 2003. In addition, EnWise CPA’s & Co. (“EnWise”) has been selected as the independent auditors of the Company’s foreign operations. Representatives from Meaden are expected to be present at the Annual Meeting and will have the opportunity make a statement if they desire to do so. It is also expected that they will be available to respond to appropriate questions.

     The following is a summary of the fees billed to the Company by Meaden for professional services rendered for the fiscal years ended June 30, 2003 and June 30, 2002:

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees

Audit Fees	$113,500	$113,500

Audit-Related Fees	$2,300	$—

Tax Fees	$4,600	$—

All Other Fees	$9,000	$24,600

Total Fees	$129,400	$138,100

     Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q and related services.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services included assistance with the review and preparation of an amended Form 10K, for which Meaden billed the Company $2,300 in fiscal 2003.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. For fiscal 2003, these services include assistance in preparation for a state unclaimed funds audit and research on tax matters.

     All Other Fees. Consists of fees for services other than the services reported above. In fiscal 2003, these services included the audit performed by Meaden on the Company’s 401(k) plan, which amounted to $6,500, and consulting fees of $2,500 for various issues relating to an employee’s relocation abroad. In fiscal 2002, these services included the audit performed by Meaden on the Company’s 401(k) plan, which amounted to $6,500, assistance with a forecasting model, which amounted to $9,600, and $8,500 for consulting services relating to compliance with the Sarbanes-Oxley Act of 2002.

     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

     In making its determination regarding the independence of Meaden and EnWise, the Audit Committee considered whether the provision of the services herein covered in the sections regarding “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were compatible with maintaining such independence.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAXMAN INDUSTRIES, INC.

October 21, 2003	By:	/s/ Mark Wester
Mark Wester Chief Financial Officer and Senior Vice President

Exhibit Index

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002