Form 10-Q
period 2003-09-30
WAXMAN INDUSTRIES INC
filed 2003-10-30
CIK 105096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes              No      X

1,003,990 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of October 27, 2003.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations - Three Months Ended September 30, 2003 and 2002	3

	Condensed Consolidated Balance Sheets – September 30, 2003 and June 30, 2003.	4 -5

	Condensed Consolidated Statements of Cash Flows - Three Months Ended September 30, 2003 and 2002.	6

	Notes to Condensed Consolidated Financial Statements	7 – 11

Item 2.	Management’s Discussion and Analysis of Financial

	Condition and Results of Operations	12 – 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15 – 16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		17

EXHIBIT INDEX		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three Months Ended September 30, 2003 and 2002
(In Thousands, Except Per Share Data)

	Three Months

	2003	2002

Net sales	$17,526	$18,208

Cost of sales	11,235	12,283

Gross profit	6,291	5,925

Selling, general and administrative expenses	5,710	5,346

Operating income	581	579

Other income	6	3

Interest expense, net	139	124

Income before income taxes	448	458

Provision for income taxes	61	109

Net income	$387	$349

Other comprehensive income:

Foreign currency translation adjustment	130	(218)

Comprehensive income	$517	$131

Net income per share (basic and diluted)	$0.32	$0.29

Weighted average shares and equivalents	1,218	1,218

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and June 30, 2003

(In Thousands)

ASSETS

	September 30,	June 30,
	2003	2003
	(Unaudited)	(Audited)

Current Assets:

Cash and cash equivalents	$3,217	$1,507

Trade receivables, net	11,401	12,129

Other receivables	1,201	1,236

Inventories	9,729	10,119

Prepaid expenses	1,321	1,299

Net assets held for sale	996	—

Total current assets	27,865	26,290

Property and Equipment:

Land	299	542

Buildings	3,665	4,645

Equipment	12,133	12,043

	16,097	17,230

Less accumulated depreciation and amortization	(9,123)	(9,080)

Property and equipment, net	6,974	8,150

Receivable from Officer’s Life Insurance Policies	3,405	3,405

Unamortized Debt Issuance Costs, Net	176	209

Notes Receivable from Related Parties	459	476

Other Assets	672	639

	$39,551	$39,169

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and June 30, 2003

(In Thousands, Except Per Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2003	2003
	(Unaudited)	(Audited)

Current Liabilities:

Short-term borrowings	$7,114	$7,529

Current portion of long-term debt	195	195

Accounts payable	5,270	5,904

Accrued liabilities	4,568	3,605

Total current liabilities	17,147	17,233

Term Debt – Long-Term Portion	729	770

Other Long-Term Debt, Net of Current Portion	118	126

Stockholders’ Equity:

Preferred stock, $.01 par value per share:

Authorized and unissued 200 shares at September 30, 2003 and June 30, 2003	—	—

Common Stock, $.01 par value per share:

Authorized 8,000 shares and issued 1,004 shares at September 30, 2003 and June 30, 2003	99	99

Class B common stock, $.01 par value per share:

Authorized 1,500 shares and issued 214 shares at September 30, 2003 and June 30, 2003	21	21

Paid-in capital	21,760	21,760

Retained earnings	685	298

	22,565	22,178

Accumulated other comprehensive income	(1,008)	(1,138)

Total stockholders’ equity	21,557	21,040

	$39,551	$39,169

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended September 30, 2003 and 2002
(In Thousands)

	2003	2002

Cash Flows from Operating Activities:

Net income	$387	$349

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of financing costs	33	31

Depreciation and amortization	365	355

Loss on retirement of fixed assets	3	5

Bad debt provision	33	36

Changes in assets and liabilities:

Trade and other receivables	730	(124)

Inventories	390	64

Prepaid expenses and other assets	(38)	953

Accounts payable	(634)	(329)

Accrued liabilities	963	(59)

Other, net	92	(154)

Net Cash Provided by Operating Activities	2,324	1,127

Cash Flows from Investing Activities:

Capital expenditures, net	(150)	(628)

Net Cash Used in Investing Activities	(150)	(628)

Cash Flows from Financing Activities:

Net change in short-term borrowings	(415)	(1,060)

Debt issuance costs	—	(9)

Repayment of long-term debt	(49)	(73)

Net Cash Used in Financing Activities	(464)	(1,142)

Net increase (decrease) in cash and cash equivalents	1,710	(643)

Balance, beginning of period	1,507	1,420

Balance, end of period	$3,217	$777

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2003

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

     The condensed consolidated statements of operations for the three months ended September 30, 2003 and 2002, the condensed balance sheet as of September 30, 2003 and the condensed statements of cash flows for the three months ended September 30, 2003 and 2002 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2003 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2003 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and the Company’s Form 10-KA for the fiscal year ended June 30, 2003.

Accounting Estimate

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

Stock-Based Compensation

     The Company utilizes the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to measure compensation costs for its stock-based compensation plan and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 — “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 was amended in December 2002, with enhanced annual and interim disclosure requirements that were issued in Financial Accounting Standard No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). Compensation costs for fixed price awards are measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay, which is established on the grant date. See Note 7 for a further description of the assumptions used for preparing the pro forma disclosures as prescribed by FAS 148.

Shipping and Handling Fees

     In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus with respect to EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The Company has historically recorded freight and any directly related associated cost of transporting finished product to customers as a component of its selling, general and administrative (“SG&A”) expenses. Included in SG&A expense are approximately $653,000 and $598,000 in shipping and handling costs for the three months ended September 30, 2003 and 2002, respectively.

Split Dollar Life Insurance Policies

     Split-dollar life insurance policies are maintained for the following officers and directors: (1) three policies for Melvin Waxman providing for total death benefits of $8,535,000; (2) two policies for Armond Waxman providing for total death benefits of $12,000,000; (3) one policy for Laurence Waxman providing for death benefits of $1,274,000; and (4) one policy for John Peters providing for death benefits of $1,250,000. In the event of the death of any of the above-referenced insureds, the Company will be repaid for the aggregate premiums paid by the Company for such policies from the insurance proceeds paid to the split-dollar life insurance trusts which own such policies. During fiscal 2003, the Company made payments of $140,871, but suspended payments for the split dollar policies in March 2003, pending further information regarding the impact the Sarbanes-Oxley Act of 2002 will have on split dollar policies for executive officers.

Note 2 — Business

     The Company’s common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “WAXM.” The Company is a supplier of specialty plumbing, floor and surface protection and other industrial products to the consumer and industrial markets.. The Company distributes its products to approximately 700 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers.

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

Note 3 — Income Taxes

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

     SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered its historic performance and the uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2003 and 2002, the Company’s net deferred tax assets were fully offset by a valuation allowance, and the Company believes that the Company’s net deferred tax assets should continue to be offset by a valuation allowance. The Company will continue to analyze the trends in the operating results of its domestic operations to assess the realizability of its deferred tax asset in fiscal 2004. At June 30, 2003, the Company had $18.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2023.

     In the fiscal 2004 first quarter ended September 30, 2003, the Company recorded a tax provision of $0.1 million, which is comprised of a provision for various state and foreign taxes. In the same quarter last year, the Company reported a tax provision of $0.1 million for various state and foreign taxes.

Note 4 — Supplemental Cash Flow Information

     Cash interest payments for each of the three months ended September 30, 2003 and 2002 amounted to $0.1 million. The Company made no federal income tax payments in the three months ended September 30, 2003 and 2002; however, the Company received a federal tax refund of $0.8 million in the quarter ended September 30, 2002 relating to the change in tax law that allowed the Company to file an amended return for an earlier fiscal year to use an alternative minimum tax net operating loss carryforward. The Company paid approximately $2,000 and $4,000 in state taxes and $23,000 and $18,000 in foreign taxes for the three months ended September 30, 2003 and 2002, respectively.

Note 5 — Earnings Per Share

     Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. For the quarters ended September 30, 2003 and 2002, the impact of the options and warrants was anti-dilutive as the price of the Company’s stock was below the exercise prices of those instruments.

     The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2003	2002

Basic	1,218	1,218

Diluted	1,218	1,218

Basic	1,218	1,218

Dilutive effect of:

Stock options	—	—

Warrants	—	—

Diluted	1,218	1,218

Note 6 — Segment Information

     The Company’s businesses distribute specialty plumbing products, floor and surface protection products, galvanized, black, brass and chrome pipe nipples, imported malleable fittings, and other products. Products are sold primarily to two customer categories, including (i) retail operations, which includes national and regional retailers, D-I-Y home centers and smaller independent retailers in the United States, and (ii) industrial operations, including wholesale and industrial supply distributors which are primarily located in the United States. There were no retail sales outside of the United States, and sales to foreign countries accounted for less than 5 percent of total sales. Set forth below is certain financial data relating to the Company’s business segments (in thousands of dollars).

			Corporate
Period ending September 30	Retail	Industrial	And Other	Elimination	Total

Reported net sales:

Fiscal 2004 three months	$14,195	$6,120	—	$(2,789)	$17,526

Fiscal 2003 three months	12,187	7,748	—	(1,727)	18,208

Operating income (loss):

Fiscal 2004 three months	$1,289	$41	$(749)	—	$581

Fiscal 2003 three months	987	340	(748)	—	579

Identifiable assets:

September 30, 2003	$23,890	$10,638	$5,023	—	$39,551

June 30, 2003	24,189	9,886	5,094	—	39,169

     The Company’s foreign operations manufacture, assemble, source and package products that are distributed by the Company’s wholly-owned operations, retailers and industrial customers. Net sales for those foreign operations amounted to $9.2 million and $9.7 million for the first quarter of fiscal 2004 and 2003, respectively. Of these amounts, approximately $2.8 million and $1.7 million were intercompany sales for the first quarter of fiscal 2004 and 2003, respectively. Identifiable assets for the foreign operations were $14.1 million and $13.5 million at September 30, 2003 and June 30, 2003, respectively.

Note 7 — Stock-Based Compensation

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

     At the December 2002 Annual Meeting of Stockholders, stockholders approved a new stock incentive plan (the “2002 Stock Incentive Plan”) that reserves 250,000 shares of Common Stock to replace various stock based awards that were voluntarily terminated in January 2002. In July 2002, 176,655 stock options were granted at an exercise price of $5.91, all of which were outstanding at September 30, 2003. The stock options are fully vested, and none have been exercised or cancelled. In performing the computation of the fair value of each option grant, which is estimated on the date of grant using the Black-Scholes option pricing model, the following assumptions were used for these grants: no dividends; expected volatility of 87.7%; average risk-free interest rate of 6.0%; and expected life of 10 years.

     There were no stock option grants in the fiscal 2004 first quarter ended September 30, 2003, therefore, pro forma income and earnings per share for the fiscal quarter ended September 30, 2003 are not presented. In the quarter ended September 30, 2002, the Company granted all of its currently outstanding stock options. No option based employee compensation was recognized in reported net income and all of the options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. As the options granted were fully vested, for pro forma purposes, the estimated fair value of the options was expensed in the fiscal 2003 first quarter, when the options were granted. The Company’s pro forma information follows (in thousands except for earnings per share and per share data).

Pro forma net income and earnings per share	September 30,
for the quarter ended September 30, 2002	2002

Net income (loss) as reported	$349

Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(475)

Pro forma net (loss) income	$(126)

Basic and diluted income per share as reported	$0.29

Pro forma basic and diluted (loss) income per share	$(0.10)

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

Note 9 – Subsequent Event – Sale of Building

     In October 2003, the Company finalized the sale of the land and building in Taichung, Taiwan, used for the offices and warehouse of TWI, for approximately $2.0 million. During the quarter ended September 30, 2003, the Company received a deposit of $1.8 million on the sale, with the final $0.2 million being paid in October 2003 when the sale was completed. At September 30, 2003, the net book value of this asset was approximately $1.0 million. TWI has signed a four-year lease for approximately 33,000 square feet of the 55,000 square feet of space in this facility, which it believes reflects market rates. The Company will sublease approximately 11,000 square feet of that space to one of its joint venture operations. Since the facility will be partially occupied by TWI, the Company will defer approximately $0.3 million of the gain on the sale of this facility, which will be amortized over the term of the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “goal,” “may,” “objective,” “optimistic,” “should,” “will,” and similar expressions are intended to identify forward-looking statements. Such designed statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, risks associated with currently unforeseen competitive pressures and risks affecting the Company’s industry, such as decreased consumer spending, customer concentration issues and the effects of general economic conditions. In addition, the Company’s business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

Forward-Looking Statements

     Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets and to attract new sources of financing, are forward-looking statements that involve risk and uncertainties. In addition to statements which are forward-looking by reason of context, the words “anticipate,” “believe,” “continue,” “design,” “estimate,” “expect,” “intend,” “goal,” “may,” “objective,” “optimistic,” “should,” “will,” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

•	the increasing cost associated with being a public company, including external and internal costs to comply with the Sarbanes-Oxley Act of 2002, additional costs to be incurred to comply with the internal audit control requirements of Section 404 – internal control requirements and all of the other public reporting requirements.

•	the continuity of business relationships with major customers and a high concentration of business with several customers

•	the competitive nature of other suppliers in our business and pricing pressure from retailers and other customers

•	the limited ability to push pricing pressure from customers through to our vendors or absorb these pressures within our own operations

•	the ability of the Company to expand into new markets, attract new customers and develop new products, including access to sufficient working capital to fund such actions

•	any large or unusual cash outlay that would strain our relatively modest positive operating cash flow and available financing

•	the effect of competition by businesses developing sourcing or manufacturing operations in Asia and other low cost markets

•	our ability to continue to meet the terms of our debt and bank credit facilities which include certain financial covenants and other restrictions

•	a continuation of the economic slowdown in the domestic retail economy and / or financial failure, closure or sale of one of our larger customers

•	the effect on our international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates and potential adverse tax consequences

•	a significant amount of product is purchased from our own operations in Asia, which could cause temporary supply problems if the ability for those operations to provide products were impaired

•	the effect of any interruption in supply of material, including any work slowdowns such as the one caused by the Longshoreman’s strike in the fiscal year 2003.

     You must consider these risks and others that are detailed in this Form 10-Q in deciding whether to invest and in assessing any existing investment in the Company.

A.	Results of Operations

For the Three Months Ended September 30, 2003 and 2002

Net Sales

     Net sales for the fiscal 2004 first quarter ended September 30, 2003 totaled $17.5 million, a decrease of $0.7 million as compared to $18.2 million for the same period in the prior fiscal year. Net sales to retailers amounted to $14.2 million and $12.2 million for the quarters ended September 30, 2003 and 2002, respectively. The Company’s sales to most industrial customers also improved, with the exception of sales to Barnett which decreased by over $2 million and offset the increases to the other industrial and retail customers mentioned above. As a result of the large decrease in sales to Barnett, industrial sales amounted to $6.1 million for the quarter ended September 30, 2003, as compared to $7.7 million for the same quarter last year.

Gross Profit

     Gross profit and gross margins for the fiscal 2004 and 2003 first quarters were $6.3 million, or 35.9%, and $5.9 million, or 32.5%, respectively. Although net sales decreased, gross profit and gross margin improved due to decreased sales to customers with lower margins, such as Barnett.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“SG&A expenses”) increased to $5.7 million in the fiscal 2004 first quarter as compared to $5.3 million in the same period in the prior year. The increase in SG&A expenses in the fiscal 2004 first quarter is attributed to the Company’s effort to expand its industrial sales segment. The Company expects sales for this segment will continue to increase and will ultimately offset the increase in SG&A expenses associated with operating this segment of the business. Also contributing to the increase in SG&A expenses were foreign transaction losses of $0.1 million in the fiscal 2004 first quarter as compared to foreign transaction gains of $0.1 million in the same period in the prior year. The ratio of SG&A expenses to net sales increased to 32.6% for the fiscal 2004 first quarter from 29.4% in the comparable period last year, due to lower sales, combined with higher costs for the development of the industrial sales program.

Other Income

     For the quarters ended September 30, 2003 and 2002, the Company reported a small amount of other income, which represents dividend distributions that were received from joint venture operations in Asia that are accounted for under the cost method of accounting. The Company reclassified these distributions, which were netted against SG&A expenses in prior years.

Interest Expense

     For the quarters ended September 30, 2003 and 2002, net interest expense totaled $0.1 million. Average borrowings for the current year’s quarter amounted to $8.2 million, with a weighted average interest rate of 4.7%, as compared to $8.1 million in the same prior year quarter, with a weighted average interest rate of 5.5%.

Provision for Income Taxes

     The Company reported a net tax provision of $0.1 million for the quarters ended September 30, 2003 and 2002. The tax provisions represent various state and foreign taxes. The differences between the effective and statutory rates is primarily due to the effect of current losses of the domestic U.S. operations not being benefited and foreign tax rates being lower than U.S. tax rates.

Net Income

     The Company reported net income of $0.4 million, or $0.32 per basic and diluted share, for the quarter ended September 30, 2003 as compared to net income $0.4 million, or $0.29 per basic and diluted share, for the same prior year period.

B. Liquidity and Capital Resources

     In February 2002, the Company refinanced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002 and replaced it with a working capital and term loan facility from PNC Bank, NA. The PNC Revolving Credit, Term Loan and Security Agreement (“PNC Bank Facility”) is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the “Borrowers”). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company’s corporate office building of $1,155,000, to be amortized over 7 years. As of September 30, 2003, the balance due under the Term Loan facility was $894,000 and the Company had $7.1 million in borrowings under the revolving credit line of the facility and approximately $2.9 million available under such facility.

     The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at September 30, 2003. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers, including the repurchase of stock, except in certain limited instances.

     The financial covenants contain customary negative, affirmative and financial covenants and conditions that require the Company to maintain a certain fixed charge coverage ratio and tangible net worth and not exceed a certain amount of capital expenditures in any given period. The ratios and dollar amounts of such financial covenants vary during the term of the PNC Bank Facility and are contained in the agreement governing the PNC Bank Facility, which appears as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 27, 2002. The customary negative covenants contained in the PNC Bank Facility include restrictions, subject to important enumerated exceptions, on the Company’s ability to effect a merger, consolidation, acquisition or sale of its assets, create liens, enter into guarantees, acquire interests in other entities, make loans to other entities, incur indebtedness, and engage in transactions with affiliates. In August 2003, PNC and the Company retroactively amended the fixed charge covenant to utilize financial results for measuring its fixed charge coverage ratio beginning April 1, 2003. The Company was in compliance with all loan covenants at September 30, 2003. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC to terminate the agreement under certain circumstances.

     The Company relies primarily on Consumer Products for cash flow. Consumer Products’ customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products’ business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. Sales to Consumer Products’ larger customers for the first quarter of fiscal 2004 and 2003, respectively, were as follows: Wal-Mart accounted for 32.8% and 37.2% and Lowe’s accounted for 20.9% and 17.9%.

     Consumer Products has been expanding its programs with certain customers and developing new retail customers to offset the impact of the loss of the Kmart plumbing repair business and lower sales to Kmart in the floor and surface protection program because of Kmart’s closure of stores and the impact of Kmart’s bankruptcy in fiscal

2003. The Company believes that the majority of the monthly sales loss has been offset by this additional business, however, the sales reduction had an impact on liquidity during fiscal 2003 and will continue to impact liquidity until all of the lost revenue is replaced. The Company has reduced its cost structure, where possible, for the reductions in the Kmart business, but believes that it may not be appropriate to diminish its infrastructure beyond a position that best serves all of its retail customers and the additional business being developed. The Company expects that programs with other retailers will continue to offset the loss of this business. In the event Consumer Products were to further lose any of its larger retail accounts as a customer or one of its larger accounts were to significantly curtail its purchases from Consumer Products, there would be material short-term adverse effects until the Company could further modify Consumer Products’ cost structure to be more in line with its anticipated revenue base. Consumer Products would likely incur significant charges if a materially adverse change in its customer relationships were to occur.

     The Company paid $25,000 and $22,000 in state and foreign income taxes in the first quarter in fiscal 2004 and 2003, respectively. For regular federal tax purposes, the Company’s net operating loss carryforwards were sufficient to offset any regular federal tax liability. The Company received a tax refund of $0.8 million in September 2002. At June 30, 2003, the Company had $18.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2023.

     The Company has total future lease commitments for various facilities and other leases totaling $3.2 million, of which approximately $1.0 million is due in fiscal 2004, of which approximately $0.3 million has been paid in the fiscal 2004 first quarter. The Company does not have any commitments to make capital expenditures, but expects its expenditures for fiscal 2004 to approximate the level in fiscal 2003. The capital expenditure plan includes expenditures to improve the efficiencies of the Company’s operations, to provide new data technology and certain expansion plans for the Company’s foreign operations.

     The Company expects that the costs associated with being a public company will increase significantly over the next several years. These additional costs relate to, among other things, external and internal costs to comply with the Sarbanes-Oxley Act of 2002, including additional costs to be incurred to comply with Section 404 of the Sarbanes-Oxley Act and all of the other public reporting requirements. The Company has begun to obtain estimates of certain costs and the impact that compliance with the new requirements will have on the Company’s liquidity and financial and operating flexibility.

     At September 30, 2003, the Company had working capital of $10.7 million and a current ratio of 1.6 to 1.

Discussion of Cash Flows

     Net cash provided by operations amounted to $2.3 million for the three months ended September 30, 2003, principally due to the decrease in trade receivables and inventory and the increase in accrued liabilities, which was partially offset by the decrease in accounts payable. The increase in accrued liabilities is due to the cash received for the sale of TWI land and building, which was not finalized until October 2003. Cash flow used for investments totaled $0.1 million for capital expenditures. Cash flow used for financing activities totaled approximately $0.5 million, primarily used to reduce borrowings under the PNC Bank Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The U.S. dollar is the functional currency for a significant portion of the Company’s operations. Intra-company transactions between Waxman Industries, Inc. and its Asian operations, TWI and CWI, are effected in U.S. dollars. The functional currency of the Company’s foreign operations is their local currency. Specifically, the functional currencies relating to TWI and CWI are the New Taiwan dollar (N.T. Dollar) and the Chinese Renminbi, respectively. As a result, the Company is exposed to currency translation risks, which primarily result from fluctuations of the foreign currencies in which the Company’s foreign subsidiaries deal as compared to the U.S. dollar over time, which is a non-cash and non-profit or loss item. The foreign currency transaction risks arise from certain receivables and payables being denominated in a currency other than the functional currency. The majority of TWI’s transaction risk relates to it selling goods in U.S. dollars and the exchange rate changing in the 30 day to 60 day period that it takes to settle the receivable. TWI purchases very little goods that are not in NT Dollars. CWI has nearly no transaction risk because the Chinese Renminbi is fixed relative to the U.S. dollar. The Company does not enter into foreign currency exchange rate risk sensitive instruments, and the Company does not hedge the above-referenced transactions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II.    OTHER INFORMATION

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

   a)       Exhibits

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.3	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   b)       Reports on Form 8-K

     The Registrant filed a report on Form 8-K on August 28, 2003, incorporating by reference the August 28, 2003 press release by the Company, announcing its fiscal 2003 fourth quarter and fiscal year earnings and condensed income statements for the fiscal years ended June 30, 2003 and 2002 and condensed balance sheets for June 30, 2003 and 2002.

All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 2003 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAXMAN INDUSTRIES, INC. Registrant

Date: October 30, 2003	By: /s/ Mark W. Wester Mark W. Wester Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.3	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.