Form 10-Q
period 2003-12-31
WAXMAN INDUSTRIES INC
filed 2004-02-02
CIK 105096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM TO

Commission File Number 0-5888

WAXMAN INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	34-0899894

(State of Incorporation)	(I.R.S. Employer Identification Number)

24460 Aurora Road
Bedford Heights, Ohio	44146

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

1,003,990 shares of Common Stock, $.01 par value, and 214,189 shares of Class B Common Stock, $.01 par value, were outstanding as of January 23, 2004.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations - Three and Six Months Ended December 31, 2003 and 2002	3
Condensed Consolidated Balance Sheets – December 31, 2003 and June 30, 2003	4-5
Condensed Consolidated Statements of Cash Flows - Six Months Ended December 31, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7-13
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14-19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19-20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21
SIGNATURES	21
EXHIBIT INDEX	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three and Six Months Ended December 31, 2003 and 2002
(In Thousands, Except Per Share Data)

	Three Months		Six Months
	2003	2002	2003	2002
Net sales	$17,137	$16,016	$34,663	$34,224
Cost of sales	10,927	10,631	22,162	22,914

Gross profit	6,210	5,385	12,501	11,310
Selling, general and administrative expenses	5,861	5,337	11,571	10,683

Operating income	349	48	930	627
Other income	722	—	728	3
Interest expense, net	123	142	262	266

Income (loss) before income taxes	948	(94)	1,396	364
Provision for income taxes	98	160	159	269

Net income (loss)	$850	$(254)	$1,237	$95

Other comprehensive income:
Foreign currency translation adjustment	—	30	130	(188)

Comprehensive income (loss)	$850	$(224)	$1,367	$(93)

Net income (loss) per share (basic and diluted)	$0.70	$(0.21)	$1.02	$(0.08)

Weighted average shares and equivalents	1,218	1,218	1,218	1,218

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and June 30, 2003

(In Thousands)

ASSETS

	December 31,	June 30,
	2003	2003
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$3,912	$1,507
Trade receivables, net	10,593	12,129
Other receivables	1,289	1,236
Inventories	9,539	10,119
Prepaid expenses	1,329	1,299

Total current assets	26,662	26,290

Property and Equipment:
Land	294	542
Buildings	3,703	4,645
Equipment	12,383	12,043

	16,380	17,230
Less accumulated depreciation and amortization	(9,456)	(9,080)

Property and equipment, net	6,924	8,150

Receivable from Officer’s Life Insurance Policies	3,218	3,405
Unamortized Debt Issuance Costs, Net	143	209
Notes Receivable from Related Parties	442	476
Other Assets	1,025	639

	$38,414	$39,169

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and June 30, 2003

(In Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2003	2003
	(Unaudited)	(Audited)
Current Liabilities:
Short-term borrowings	$5,201	$7,529
Current portion of long-term debt	195	195
Accounts payable	5,510	5,904
Accrued liabilities	4,303	3,605

Total current liabilities	15,209	17,233

Term Debt – Long-Term Portion	688	770
Other Long-Term Debt, Net of Current Portion	111	126
Stockholders’ Equity:
Preferred stock, $.01 par value per share:
Authorized and unissued 200 shares at December 31, 2003 and June 30, 2003	—	—
Common Stock, $.01 par value per share:
Authorized 8,000 shares and issued 1,004 shares at December 31, 2003 and June 30, 2003	99	99
Class B common stock, $.01 par value per share:
Authorized 1,500 shares and issued 214 shares at December 31, 2003 and June 30, 2003	21	21
Paid-in capital	21,760	21,760
Retained earnings	1,534	298

	23,414	22,178
Accumulated other comprehensive income	(1,008)	(1,138)

Total stockholders’ equity	22,406	21,040

	$38,414	$39,169

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended December 31, 2003 and 2002
(In Thousands)

	2003	2002
Cash Flows from Operating Activities:
Net income	$1,237	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of financing costs	66	64
Depreciation and amortization	725	751
Loss on retirement of fixed assets	52	81
Gain on sale of TWI Building	(716)	—
Bad debt provision	66	69
Changes in assets and liabilities:
Trade and other receivables	1,417	2,157
Inventories	580	(500)
Prepaid expenses and other assets	(195)	364
Accounts payable	(394)	(1,767)
Accrued liabilities	409	4
Other, net	103	(138)

Net Cash Provided by Operating Activities	3,350	1,180

Cash Flows from Investing Activities:
Capital expenditures, net	(503)	(919)
Net proceeds from sale of assets	1,983	—

Net Cash Provided by (Used in) Investing Activities	1,480	(919)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(2,328)	(764)
Debt issuance costs	—	(24)
Repayment of long-term debt	(97)	(146)

Net Cash Used in Financing Activities	(2,425)	(934)

Net increase (decrease) in cash and cash equivalents	2,405	(673)
Balance, beginning of period	1,507	1,420

Balance, end of period	$3,912	$747

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2003

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

     The condensed consolidated statements of operations for the three and six months ended December 31, 2003 and 2002, the condensed balance sheet as of December 31, 2003 and the condensed statements of cash flows for the six months ended December 31, 2003 and 2002 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2003 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of December 31, 2003 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and the Company’s Form 10-KA for the fiscal year ended June 30, 2003.

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

Stock-Based Compensation

     The Company utilizes the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to measure compensation costs for its stock-based compensation plan and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 — “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 was amended in December 2002, with enhanced annual and interim disclosure requirements that were issued in Financial Accounting Standard No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). Compensation costs for fixed price awards are measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay, which is established on the grant date. See Note 8 for a further description of the assumptions used for preparing the pro forma disclosures as prescribed by FAS 148.

Shipping and Handling Fees

     In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus with respect to EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The Company has historically recorded freight and any directly related associated cost of transporting finished product to customers as a component of its selling, general and administrative (“SG&A”) expenses. Included in SG&A expense are approximately $704,000 and $1,357,000 in shipping and handling costs for the three and six months ended December 31, 2003, respectively, and approximately $601,000 and $1,270,000 for the three and six months ended December 31, 2002, respectively.

Split Dollar Life Insurance Policies

     Split-dollar life insurance policies are maintained for the following officers and directors: (1) three policies for Melvin Waxman providing for total death benefits of $8,535,000; (2) two policies for Armond Waxman providing for total death benefits of $12,000,000; and (3) one policy for Laurence Waxman providing for a death benefit of $1,274,000. The policy for John Peters that provided for a death benefit of $1,250,000 was terminated in December 2003. The Company received approximately $164,000 in cash from the cash value of the policy for John Peters in January 2004. The difference between the cash value received and the premiums paid for the policy, of approximately $24,000, was expensed in the quarter ended December 31, 2003. In the event of the death of any of the above-referenced insureds, the Company will be repaid for the aggregate premiums paid by the Company for such policies from the insurance proceeds paid to the split-dollar life insurance trusts which own such policies. During fiscal 2003, the Company made payments of $140,871, but suspended payments for the split dollar policies in March 2003, pending further information regarding the impact the Sarbanes-Oxley Act of 2002 will have on split dollar policies for executive officers.

Note 2 — Business

     The Company’s common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “WAXM.” The Company is a supplier of specialty plumbing, floor and surface protection and other industrial products to the consumer and industrial markets. The Company distributes its products to approximately 700 customers, including a wide variety of large national and regional retailers, independent retail customers and wholesalers.

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

     In the fiscal 2004 second quarter and six month periods, the Company recorded a tax provision of $0.1 million and $0.2 million, respectively, which is primarily comprised of a provision for various state and foreign taxes, and a small provision for U.S. federal alternative minimum taxes. In the same quarter and six month periods last year, the Company reported a tax provision of $0.2 million and $0.3 million, respectively, for various state and foreign taxes.

Note 4 – Sale of Building

     In October 2003, the Company finalized the sale of the land and building in Taichung, Taiwan, used for the offices and warehouse of TWI, for approximately $2.0 million. During the quarter ended September 30, 2003, the Company received a deposit of $1.8 million on the sale, with the final $0.2 million being paid in October 2003 when the sale was completed. The net book value of these assets was approximately $1.0 million and the Company recognized a gain of approximately $0.7 million in October 2003. Since the facility will be partially occupied by TWI, the Company will defer approximately $0.3 million of the gain on the sale of this facility, which will be amortized over the term of the lease. TWI has signed a four-year lease for approximately 33,000 square feet of the 55,000 square feet of space in this facility, which it believes reflects market rates. The Company is subleasing approximately 11,000 square feet of that space to one of its joint venture operations.

Note 5 — Supplemental Cash Flow Information

     Cash interest payments for the three and six months ended December 31, 2003 amounted to $0.1 million and $0.2 million, respectively. The Company made no federal income tax payments in the three and six months ended December 31, 2003 and 2002; however, the Company received a federal tax refund of $0.8 million in the quarter ended September 30, 2002 relating to the change in tax law that allowed the Company to file an amended return for an earlier fiscal year to use an alternative minimum tax net operating loss carryforward. In the fiscal 2004 three and six month periods ended December 31, 2003, the Company paid approximately $7,000 and $10,000 in state taxes and $198,000 and $221,000 in foreign taxes, respectively. In the fiscal 2003 three and six month periods ended December 31, 2002, the Company paid approximately $24,000 and $29,000 in state taxes and $153,000 and $172,000 in foreign taxes, respectively.

Note 6 — Earnings Per Share

     Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. For the quarter and six month periods ended December 31, 2003 and 2002, the impact of the options and warrants was anti-dilutive as the price of the Company’s stock was below the exercise prices of those instruments.

     The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002
Basic	1,218	1,218	1,218	1,218
Diluted	1,218	1,218	1,218	1,218
Basic	1,218	1,218	1,218	1,218
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	1,218	1,218	1,218	1,218

Note 7 — Segment Information

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

			Corporate
Period ending December 31	Retail	Industrial	And Other	Elimination	Total
Reported net sales:
Fiscal 2004 three months	$13,117	$6,203	—	$(2,183)	$17,137
Fiscal 2003 three months	11,620	6,578	—	(2,182)	16,016
Fiscal 2004 six months	27,312	12,323	—	(4,972)	34,663
Fiscal 2003 six months	23,807	14,326	—	(3,909)	34,224
Operating income (loss):
Fiscal 2004 three months	$1,109	$11	$(771)	—	$349
Fiscal 2003 three months	509	174	(635)	—	48
Fiscal 2004 six months	2,398	52	(1,520)	—	930
Fiscal 2003 six months	1,497	513	(1,383)	—	627
Identifiable assets:
December 31, 2003	$22,368	$11,098	$4,948	—	$38,414
June 30, 2003	24,189	9,886	5,094	—	39,169

     The Company’s foreign operations manufacture, assemble, source and package products that are distributed by the Company’s wholly-owned operations, retailers and industrial customers. Net sales for those foreign operations amounted to $8.3 million and $17.4 million for the fiscal 2004 second quarter and six month periods, and $8.6 million and $18.3 million for the fiscal 2003 second quarter and six month periods, respectively. Of these amounts, intercompany sales amounted to approximately $2.2 million and $5.0 million for the fiscal 2004 second quarter and six month periods, and $2.2 million and $3.9 million for the fiscal 2003 second quarter and six month periods, respectively. Identifiable assets for the foreign operations were $14.6 million and $13.5 million at December 31, 2003 and June 30, 2003, respectively.

Note 8 — Stock-Based Compensation

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

     At the December 2002 Annual Meeting of Stockholders, stockholders approved a new stock incentive plan (the “2002 Stock Incentive Plan”) that reserves 250,000 shares of Common Stock to replace various stock based awards that were voluntarily terminated in January 2002. In July 2002, 176,655 stock options were granted at an exercise price of $5.91, all of which were outstanding at December 31, 2003. The stock options are fully vested, and none have been exercised or cancelled. In performing the computation of the fair value of each option grant, which is estimated on the date of grant using the Black-Scholes option pricing model, the following assumptions were used for these grants: no dividends; expected volatility of 87.7%; average risk-free interest rate of 6.0%; and expected life of 10 years.

     There were no stock option grants in the fiscal 2004 second quarter or six months ended December 31, 2003, therefore, pro forma income and earnings per share for the fiscal quarter ended December 31, 2003 are not presented. All of the currently outstanding stock options were granted in the quarter ended September 30, 2002. No option based employee compensation was recognized in reported net income and all of the options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. As the options granted were fully vested, for pro forma purposes, the estimated fair value of the options was expensed in the fiscal 2003 first quarter, when the options were granted. The Company’s pro forma information follows (in thousands except for earnings per share and per share data).

Pro forma net income and earnings per share
for the period ended December 31, 2002	Six months
Net income as reported	$95
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(475)

Pro forma net loss	$(380)
Basic and diluted income per share as reported	$0.08
Pro forma basic and diluted loss per share	$(0.31)

Note 9 – Authorized Shares

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

Note 10 – Related Party Transaction

     In December 2003, Melvin and Armond Waxman and members of their families purchased the Groveport, Ohio facility leased by Consumer Products and other non-related tenants. This facility, which is Consumer Products’ national distribution center, was purchased by the Waxman family to ensure the long term availability of this facility and to allow for adequate space in the future to meet the Company’s needs. In conjunction with this transaction, Consumer Products revised the lease agreement, which was to expire in October 2008, and entered into a new ten year lease agreement expiring in 2013. The new lease agreement includes a favorable cap on the lease rate in the last five year period and, if space becomes available, provides Consumer Products with the right to lease up to 42,000 square feet of additional space. The independent members of the Board of Directors obtained fair market real estate rate information prior to approving this transaction. Other related party transaction information can be found in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Note 11 – Proposed Reverse Stock Split, Repurchase of Fractional Shares under One and Forward Stock Split

     On January 29, 2004, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in connection with the annual meeting of the stockholders of the Company, which is expected to be held in April 2004. At such meeting, the stockholders of the Company will vote upon, among other things, an amendment to the Company’s Certificate of Incorporation, which, if approved, would result in a l-for-100 reverse stock split of the Company’s Common Stock and Class B Common Stock and the cancellation of post-split shares under 1, with those holders receiving the right to receive payment of cash, at a rate of $7.63 per each pre-split Common Stock or Class B Common Stock share held just prior to the reverse stock split. Immediately subsequent to the completion of the reverse stock split and fractional share cancellation, the Company intends to effect, subject to the receipt of stockholder approval, a 100-for-1 forward stock split of its shares to increase the number of outstanding shares and the pricing thereof to approximately pre-reverse split levels. The per share price payable to cashed-out stockholders in the reverse split represents a 39% premium to the closing stock price on January 23, 2004 and premiums of 34%, 73% and 110%, respectively, to the 30-day, one year and three year trailing averages.

     The reverse split is subject to various conditions, including approval by the Company’s primary lenders and its stockholders. It is anticipated that shares controlled directly or indirectly by the Company’s directors will be voted in favor of the transaction which together account for at least 67.3% of the total votes entitled to be cast.

     The transaction was unanimously recommended by a Special Committee of outside independent directors and approved by the Company’s Board of Directors. Stout Risius Ross, Inc. served as financial advisor to the Special Committee and provided its fairness opinion to the Special Committee.

     If stockholders approve the reverse split, the Company expects to have fewer than 300 shareholders of record and will become a privately-held company. Accordingly, the Company’s common stock will no longer be traded on the Over The Counter Bulletin Board, the registration of the common stock under the Securities Exchange Act of 1934 will terminate, and the Company will cease filing reports with the SEC. The Company’s Board of Directors has retained for itself the absolute authority to reject (and not implement) this plan (even after approval thereof) if it subsequently determines that the proposed actions for any reason are not in the best interest of the Company.

     The announcement of the proposed reverse split transaction described above is not a solicitation of a proxy. The Company has filed its preliminary proxy materials and other necessary filings with the SEC for the annual meeting of the stockholders to vote on the proposed transaction. Upon completion of the SEC’s review of the preliminary proxy materials, the Company intends to hold its annual meeting of stockholders to vote on the necessary amendments to the Company’s Certificate of Incorporation, and will file with the SEC and mail to the Company’s stockholders definitive proxy materials. The definitive proxy materials will contain important information regarding the transaction, including, among other things, the recommendation of the Company’s Board of Directors and the Special Committee regarding the transaction. Stockholders of the Company are advised to read the definitive proxy materials when made available, including the proxy statement, before making any decisions regarding the transaction. Copies of the definitive proxy materials, and any amendments or supplements thereto, will be available without charge at the SEC’s website at www.sec.gov or from the Secretary of the Company when they are mailed to stockholders.

     The Company and certain officers and directors of the Company may be deemed to be participants in the solicitation of proxies from the stockholders of Waxman Industries, Inc. in favor of the proposed reverse split. The executive officers and directors of the Company who are expected to be participants in the solicitation of proxies in connection with the proposed reverse split, along with a description of the interests of those executive officers and directors in the Company is set forth in the preliminary proxy statement (filed in connection with the Company’s Schedule 13E-3 filing) for the Company’s 2003 Annual Meeting of Stockholders, which was filed with the SEC on January 29, 2004.

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

Recent Developments

     On January 29, 2004, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission in connection with the annual meeting of the stockholders of the Company, which is expected to be held in April 2004. At such meeting, the stockholders of the Company will vote upon, among other things, an amendment to the Company’s Certificate of Incorporation, which, if approved, would result in a l-for-100 reverse stock split of the Company’s Common Stock and Class B Common Stock and the cancellation of post-split shares under 1, with those holders receiving the right to receive payment of cash, at a rate of $7.63 per each pre-split Common Stock or Class B Common Stock share held just prior to the reverse stock split. Immediately subsequent to the completion of the reverse stock split and fractional share cancellation, the Company intends to effect, subject to the receipt of stockholder approval, a 100-for-1 forward stock split of its shares to increase the number of outstanding shares and the pricing thereof to approximately pre-reverse split levels. The per share price payable to cashed-out stockholders in the reverse split represents a 39% premium to the closing stock price on January 23, 2004 and premiums of 34%, 73% and 110%, respectively, to the 30-day, one year and three year trailing averages.

     The reverse split is subject to various conditions, including approval by the Company’s primary lenders and its stockholders. It is anticipated that shares controlled directly or indirectly by the Company’s directors will be voted in favor of the transaction which together account for at least 67.3% of the total votes entitled to be cast.

     The transaction was unanimously recommended by a Special Committee of outside independent directors and approved by the Company’s Board of Directors. Stout Risius Ross, Inc. served as financial advisor to the Special Committee and provided its fairness opinion to the Special Committee.

     If stockholders approve the reverse split, the Company expects to have fewer than 300 shareholders of record and will become a privately-held company. Accordingly, the Company’s common stock will no longer be traded on the Over The Counter Bulletin Board, the registration of the common stock under the Securities Exchange Act of 1934 will terminate, and the Company will cease filing reports with the SEC. The Company’s Board of Directors has retained for itself the absolute authority to reject (and not implement) this plan (even after approval thereof) if it subsequently determines that the proposed actions for any reason are not in the best interest of the Company.

     The announcement of the proposed reverse split transaction described above is not a solicitation of a proxy. The Company has filed its preliminary proxy materials and other necessary filings with the SEC for the annual meeting of the stockholders to vote on the proposed transaction. Upon completion of the SEC’s review of the preliminary proxy materials, the Company intends to hold its annual meeting of stockholders to vote on the necessary amendments to the Company’s Certificate of Incorporation, and will file with the SEC and mail to the Company’s stockholders definitive proxy materials. The definitive proxy materials will contain important information regarding the transaction, including, among other things, the recommendation of the Company’s Board of Directors and the Special Committee regarding the transaction. Stockholders of the Company are advised to read the definitive proxy materials when made available, including the proxy statement, before making any decisions regarding the transaction. Copies of the definitive proxy materials, and any amendments or supplements thereto, will be available without charge at the SEC’s website at www.sec.gov or from the Secretary of the Company when they are mailed to stockholders.

     The Company and certain officers and directors of the Company may be deemed to be participants in the solicitation of proxies from the stockholders of Waxman Industries, Inc. in favor of the proposed reverse split. The executive officers and directors of the Company who are expected to be participants in the solicitation of proxies in connection with the proposed reverse split, along with a description of the interests of those executive officers and directors in the Company is set forth in the preliminary proxy statement (filed in connection with the Company’s Schedule 13E-3 filing) for the Company’s 2003 Annual Meeting of Stockholders, which was filed with the SEC on January 29, 2004.

Forward-Looking Statements

     Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets and to attract new sources of financing, are forward-looking statements that involve risk and uncertainties. In addition to statements which are forward-looking by reason of context, the words “anticipate,” “believe,” “continue,” “design,” “estimate,” “expect,” “intend,” “goal,” “may,” “objective,” “optimistic,” “should,” “will,” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

•	the increasing cost associated with being a public company, including external and internal costs to comply with the Sarbanes-Oxley Act of 2002, additional costs to be incurred to comply with the internal audit control requirements of Section 404 – internal control requirements and all of the other public reporting requirements
•	the continuity of business relationships with major customers and a high concentration of business with several customers
•	the competitive nature of other suppliers in our business and pricing pressure from retailers and other customers
•	the limited ability to push pricing pressure from customers through to our vendors or absorb these pressures within our own operations
•	the ability of the Company to expand into new markets, attract new customers and develop new products, including access to sufficient working capital to fund such actions
•	any large or unusual cash outlay that would strain our relatively modest positive operating cash flow and available financing
•	the effect of competition by businesses developing sourcing or manufacturing operations in Asia and other low cost markets
•	our ability to continue to meet the terms of our debt and bank credit facilities which include certain financial covenants and other restrictions
•	a continuation of the economic slowdown in the domestic retail economy and / or financial failure, closure or sale of one of our larger customers
•	the effect on our international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates and potential adverse tax consequences
•	a significant amount of product is purchased from our own operations in Asia, which could cause temporary supply problems if the ability for those operations to provide products was impaired
•	the effect of any interruption in supply of material, including any work slowdowns such as the one caused by the Longshoreman’s strike in the fiscal year 2003.

You must consider these risks and others that are detailed in this Form 10-Q in deciding whether to invest and in assessing any existing investment in the Company.

A.    Results of Operations

For the Three Months Ended December 31, 2003 and 2002

Net Sales

     Net sales for the fiscal 2004 second quarter ended December 31, 2003 totaled $17.1 million, an increase of $1.1 million as compared to $16.0 million for the same period in the prior fiscal year. Net sales to retailers amounted to $13.1 million and $11.6 million for the quarters ended December 31, 2003 and 2002, respectively. The Company’s sales to most industrial customers also improved, with the exception of sales to Barnett which decreased by over $1.2 million and offset the increases to the other industrial and retail customers mentioned above. As a result of the large decrease in sales to Barnett, industrial sales amounted to $6.2 million for the quarter ended December 31, 2003, as compared to $6.6 million for the same quarter last year.

Gross Profit

     Gross profit and gross margins for the fiscal 2004 and 2003 second quarters were $6.2 million, or 36.2%, and $5.4 million, or 33.6%, respectively. Gross profit and gross margin improved due to higher sales volume, as well as decreased sales to customers with lower margins, such as Barnett.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“SG&A expenses”) increased to $5.9 million in the fiscal 2004 second quarter as compared to $5.3 million in the same period in the prior year. The increase in SG&A expenses in the fiscal 2004 second quarter is attributed to the Company’s effort to expand its industrial sales segment. The Company expects sales for this segment will continue to increase and will ultimately offset the increase in SG&A expenses associated with operating this segment of the business. Also contributing to the increase in SG&A expenses were foreign transaction losses of $0.03 million in the fiscal 2004 second quarter as compared to foreign transaction gains of $0.1 million in the same period in the prior year. The ratio of SG&A expenses to net sales increased to 34.2% for the fiscal 2004 second quarter from 33.3% in the comparable period last year, due to costs for the development of the industrial sales program.

Other Income

     Other income for the quarter ended December 31, 2003 was primarily the result of a $0.7 million gain on the sale of a building in Taiwan. In the quarters ended December 31, 2003 and 2002, the Company also reported a small amount of other income, which represents dividend distributions that were received from joint venture operations in Asia that are accounted for under the cost method of accounting. The Company reclassified these distributions, which were netted against SG&A expenses in prior years.

Interest Expense

     For the quarters ended December 31, 2003 and 2002, net interest expense totaled $0.1 million. Average borrowings for the current year’s quarter amounted to $7.3 million, with a weighted average interest rate of 4.8%, as compared to $7.6 million in the same prior year quarter, with a weighted average interest rate of 5.1%.

Provision for Income Taxes

     The Company reported a net tax provision of $0.1 million and $0.2 million for the quarters ended December 31, 2003 and 2002, respectively. The tax provisions represent various state and foreign taxes and a small provision for U.S. Federal alternative minimum taxes. The differences between the effective and statutory rates are primarily due to the effect of current losses of the domestic U.S. operations not being benefited and foreign tax rates being lower than U.S. tax rates.

Net Income

     The Company reported net income of $0.9 million, or $0.70 per basic and diluted share, for the quarter ended December 31, 2003, as compared to net loss of $0.3 million, or $0.21 per basic and diluted share, for the same prior year period.

For the Six Months Ended December 31, 2003 and 2002

Net Sales

     Net sales for the fiscal 2004 six month period ended December 31, 2003 totaled $34.7 million, an increase of $0.5 million as compared to $34.2 million for the same period in the prior fiscal year. Net sales to retailers amounted to $27.3 million and $23.8 million for the six month periods ended December 31, 2003 and 2002, respectively. The Company’s sales to most industrial customers also improved, with the exception of sales to Barnett which decreased by over $3.3 million and offset the increases to the other industrial and retail customers mentioned above. As a result of the large decrease in sales to Barnett, industrial sales amounted to $12.3 million for the six month period ended December 31, 2003, as compared to $14.3 million for the same period last year.

Gross Profit

     Gross profit and gross margins for the fiscal 2004 and 2003 six month periods were $12.5 million, or 36.1%, and $11.3 million, or 33.0%, respectively. Gross profit and gross margin improved due to higher sales volume, as well as decreased sales to customers with lower margins, such as Barnett.

Selling, General and Administrative Expenses

     SG&A expenses increased to $11.6 million in the fiscal 2004 six month period as compared to $10.7 million in the same period in the prior year. The increase in SG&A expenses in the fiscal 2004 six month period is attributed to the Company’s effort to expand its industrial sales segment. The Company expects sales for this segment will continue to increase and will ultimately offset the increase in SG&A expenses associated with operating this segment of the business. Also contributing to the increase in SG&A expenses were foreign transaction losses of $0.1 million in the fiscal 2004 six month period as compared to foreign transaction gains of $0.2 million in the same period in the prior year. The ratio of SG&A expenses to net sales increased to 33.4% for the fiscal 2004 six month period from 31.2% in the comparable period last year, due to higher costs for the development of the industrial sales program.

Other Income

     Other income for the six month period ended December 31, 2003 was primarily the result of a $0.7 million gain on the sale of a building in Taiwan. The Company also reported a small amount of other income in the periods ended December 31, 2003 and 2002, which represents dividend distributions that were received from joint venture operations in Asia that are accounted for under the cost method of accounting. The Company reclassified these distributions, which were netted against SG&A expenses in prior years.

Interest Expense

     For the six month periods ended December 31, 2003 and 2002, net interest expense totaled $0.3 million. Average borrowings for the current year’s quarter amounted to $7.7 million, with a weighted average interest rate of 4.8%, as compared to $7.9 million in the same prior year period, with a weighted average interest rate of 5.3%.

Provision for Income Taxes

     The Company reported a net tax provision of $0.2 million and $0.3 million for the six month periods ended December 31, 2003 and 2002, respectively. The tax provisions represent various state and foreign taxes, and a small provision for U.S. federal alternative minimum taxes. The differences between the effective and statutory rates are primarily due to the effect of current losses of the domestic U.S. operations not being benefited and foreign tax rates being lower than U.S. tax rates.

Net Income

     The Company reported net income of $1.2 million, or $1.02 per basic and diluted share, for the six month period ended December 31, 2003, as compared to net income $0.1 million, or $0.08 per basic and diluted share, for the same prior year period.

B.    Liquidity and Capital Resources

     In February 2002, the Company refinanced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002 and replaced it with a working capital and term loan facility from PNC Bank, NA. The PNC Revolving Credit, Term Loan and Security Agreement (“PNC Bank Facility”) is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the “Borrowers”). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company’s corporate office building of $1,155,000, to be amortized over 7 years. As of December 31, 2003, the balance due under the Term Loan facility was $852,500 and the Company had $5.2 million in borrowings under the revolving credit line of the facility and approximately $4.6 million of availability under such facility.

     The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at December 31, 2003. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers, including the repurchase of stock, except in certain limited instances. The Company is discussing an extension of the term of the PNC Bank Facility and certain modifications in connection therewith.

     The financial covenants contain customary negative, affirmative and financial covenants and conditions that require the Company to maintain a certain fixed charge coverage ratio and tangible net worth and not exceed a certain amount of capital expenditures in any given period. The ratios and dollar amounts of such financial covenants vary during the term of the PNC Bank Facility and are contained in the agreement governing the PNC Bank Facility, which appears as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 27, 2002. The customary negative covenants contained in the PNC Bank Facility include restrictions, subject to important enumerated exceptions, on the Company’s ability to effect a merger, consolidation, acquisition or sale of its assets, create liens, enter into guarantees, acquire interests in other entities, make loans to other entities, incur indebtedness, and engage in transactions with affiliates. In August 2003, PNC and the Company retroactively amended the fixed charge covenant to utilize financial results for measuring its fixed charge coverage ratio beginning April 1, 2003. The Company was in compliance with all loan covenants at December 31, 2003. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC to terminate the agreement under certain circumstances.

     The Company relies primarily on Consumer Products for cash flow. Consumer Products’ customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products’ business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. Sales to Consumer Products’ larger customers for the six month periods of fiscal 2004 and 2003, respectively, were as follows: Wal-Mart accounted for 34.8% and 36.6% and Lowe’s accounted for 21.3% and 17.9%.

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

     The Company paid $231,000 and $29,000 in state and foreign income taxes in the six month periods in fiscal 2004 and 2003, respectively. For regular federal tax purposes, the Company’s net operating loss carryforwards were sufficient to offset any regular federal tax liability. The Company received a tax refund of $0.8 million in September 2002. At June 30, 2003, the Company had $18.5 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2023.

     The Company has total future lease commitments for various facilities and other leases totaling $6.8 million, of which approximately $1.0 million is due in fiscal 2004, of which approximately $0.5 million has been paid in the fiscal 2004 first and second quarter. The Company does not have any commitments to make capital expenditures, but expects its expenditures for fiscal 2004 to approximate the level in fiscal 2003. The capital expenditure plan includes expenditures to improve the efficiencies of the Company’s operations, to provide new data technology and certain expansion plans for the Company’s foreign operations.

     The Company expects that the costs associated with being a public company will increase significantly over the next several years. These additional costs relate to, among other things, external and internal costs to comply with the Sarbanes-Oxley Act of 2002, including additional costs to be incurred to comply with Section 404 of the Sarbanes-Oxley Act and all of the other public reporting requirements. The Company has obtain estimates of certain costs and the impact that compliance with the new requirements will have on the Company’s liquidity and financial and operating flexibility. As discussed in Note 11, the Company intends to pursue a reverse stock split transaction, with a repurchase of fractional shares, which if completed, will eliminate the need to incur these additional costs.

     At December 31, 2003, the Company had working capital of $11.5 million and a current ratio of 1.8 to 1.

Discussion of Cash Flows

     Net cash provided by operations amounted to $3.4 million for the six months ended December 31, 2003, principally due to the decrease in trade receivables and inventory, which was partially offset by the gain on the sale of the TWI building. Cash flow provided by investments totaled $1.5 million for the cash received from the sale of the TWI building, which was partially offset by capital expenditures. Cash flow used for financing activities totaled approximately $2.4 million, primarily used to reduce borrowings under the PNC Bank Facility.

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

     b) Reports on Form 8-K

     The Registrant filed a report on Form 8-K on October 30, 2003, incorporating by reference the October 30, 2003 press release by the Company, announcing its fiscal 2004 first quarter earnings and condensed income statements for the fiscal first quarter ended September 30, 2003 and 2002 and condensed balance sheets for September 30, 2003 and June 30, 2003.

All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 2003 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAXMAN INDUSTRIES, INC.
Registrant

Date: February 2, 2004	By: /s/ Mark W. Wester
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