Form 10-K/A
period 2003-06-30
WAXMAN INDUSTRIES INC
filed 2004-05-14
CIK 105096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

EXPLANATORY NOTE

     This Form 10-K/A (Amendment No. 2) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was originally filed on September 3, 2003 and was subsequently amended on October 22, 2003, in order to remove the foreign audit reports appearing therein and to provide a revised audit report from the Registrant’s principal accountants. This Form 10-K/A (Amendment No. 2) contains the complete text of Item 8 (Consolidated Financial Statements and Supplementary Data) and Item 15 (Exhibits, Financial Statements, Schedules and Reports on Form 8-K) as amended.

PART II

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

     Irving Friedman, Director and Chairman of the Audit Committee

     Mark Reichenbaum, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Waxman Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Waxman Industries, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waxman Industries, Inc. and Subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years ended June 30, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

Meaden & Moore, Ltd.
Cleveland, Ohio,
August 6, 2003

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

Report of Independent Public Accountants

Balance Sheets—June 30, 2003 and 2002

Statements of Operations—For the Years Ended June 30, 2003, 2002 and 2001

Statements of Stockholders’ Equity—For the Years Ended June 30, 2003, 2002 and 2001

Statements of Cash Flows—For the Years Ended June 30, 2003, 2002 and 2001

Notes to Financial Statements For the Years Ended June 30, 2003, 2002 and 2001

Supplementary Financial Information

(a)	(2)	All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements including notes thereto.

(a)	(3)	Exhibits

3.1.1*		Certificate of Incorporation of the Company dated October 27, 1989 (Exhibit 3(a) to the Company’s Form S-8 filed December 4, 1989, File No. 0-5888, incorporated herein by reference).

3.1.2*		Certificate of Amendment to Certificate of Incorporation of the Company dated November 30, 2000 (Exhibit 3.1.2 to Annual Report on Form 10-K for the year ended June 30, 2003, File No. 0-5888, incorporated herein by reference).

3.1.3*		Certificate of Amendment to Certificate of Incorporation of the Company dated February 6, 2001 (Exhibit 3.1.3 to Annual Report on Form 10-K for the year ended June 30, 2003, File No. 0-5888, incorporated herein by reference).

3.1.4*		Certificate of Amendment to Certificate of Incorporation of the Company dated December 3, 2002 (Exhibit 3.1.4 to Annual Report on Form 10-K for the year ended June 30, 2003, File No. 0-5888, incorporated herein by reference).

3.2*		By-laws of the Company (Exhibit 3.2 to Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-5888, incorporated herein by reference).

4.7*		Warrant Agreement, dated as of May 20, 1994, by and between Waxman Industries, Inc. and The Huntington National Bank, as Warrant Agent (Exhibit 4.2 to Waxman Industries, Inc.’s Form S-4 filed June 20, 1994, incorporated herein by reference).

4.8*		Warrant Certificate (Exhibit 4.3 to Waxman Industries, Inc.’s Form S-4 filed June 20, 1994, incorporated herein by reference).

4.9*		Securities Purchase Agreement for Notes and Warrants dated as of September 17, 1991, among the Company and each of the Purchasers referred to therein (Exhibit 4.4 to Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-5888, incorporated herein by reference).

4.10*		Revolving Credit, Term Loan and Security Agreement, dated as of February 13, 2002, by and among PNC Bank, National Association, as Lender and as Agent, and Waxman Industries, Inc., Waxman Consumer Products Group Inc., Waxman USA Inc. and WAMI Sales, Inc., as

Borrowers (Exhibit 10.1 on Report 8-K filed February 27, 2002, incorporated herein by reference).

4.11*	Second Amendment Agreement dated August 20, 2003 to the Revolving Credit, Term Loan and Security Agreement by and among PNC Bank, National Association, as Lender and as Agent, and Waxman Industries, Inc., Waxman Consumer Products Group Inc., Waxman USA Inc. and WAMI Sales, Inc., as Borrowers (Exhibit 4.11 to Annual Report on Form 10-K for the year ended June 30, 2003, File No. 0-5888, incorporated herein by reference).

10.1*	Lease between the Company as Lessee and Aurora Investment Co. as Lessor dated June 30, 1992 (Exhibit 10.1 to Annual Report on Form 10-K for the year ended June 30, 1992, File No. 0-5888, incorporated herein by reference).

10.2*	Policy Statement (revised as of June 1, 1980) regarding the Company’s Profit Incentive Plan (Exhibit 10(c)-1 to Annual Report on Form 10-K for the year ended June 30, 1984, File No. 0-5888, incorporated herein by reference).

10.6*	Tax Sharing Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc. (Exhibit 10.6 to Waxman Industries, Inc.’s Form S-4 filed June 20, 1994, incorporated herein by reference).

10.7*	Waxman Industries, Inc. 2002 Stock Incentive Plan, adopted as of December 6, 2001 (Exhibit 8 to Schedule to Tender Offer Statement filed on December 7, 2001, incorporated herein by reference).

10.8*	Intercorporate Agreement dated May 20, 1994 among Waxman Industries, Waxman USA, Waxman Consumer Products Group Inc., WOC Inc. and Western American Manufacturing, Inc. (Exhibit 10.7 to Waxman Industries, Inc.’s Form S-4).

10.10*	Employment Agreement dated November 1, 1994 between Waxman Consumer Products Group Inc. and Laurence Waxman (Exhibit 10.5 to Waxman Industries, Inc.’s Amendment No. 4 to Registration Statement on Form S-2 filed October 10, 1995, Registration No. 33-54211, incorporated herein by reference).

10.11*	Intercorporate Agreement dated March 28, 1996 among Waxman Industries, Inc., Waxman USA Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI, International, Inc. (Exhibit 10.8 to Waxman Industries, Inc.’s Amendment No. 8 to Registration Statement on Form S-2 filed April 15, 1996, Registration No. 33-54211, incorporated herein by reference).

10.26*	Merger Agreement, dated as of July 10, 2000, by and among Wilmar Industries, Inc. (“Wilmar”), BW Acquisition, Inc. (“BW Acquisition”) and Barnett Inc. (“Barnett”) (Exhibit 10.1 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).

10.27*	Stockholder Agreement, dated as of July 10, 2000, by and among the Company, Waxman USA, Wilmar and BW Acquisition (Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).

10.28*	Voting Trust Agreement, dated as of July 10, 2000, by and among Waxman USA, Wilmar, BW Acquisition, Barnett and American Stock Transfer & Trust Company. (Exhibit 10.3 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).

10.29*	Agreement, dated as of July 7, 2000, by and between Waxman USA and Barnett (Exhibit 10.4 to Current Report on Form 8-K filed July 17, 2000, File No. 0-5888, incorporated herein by reference).

14.1*	Code of Business Conduct and Ethics (incorporated herein by reference to the Registrant’s web site located at http://www.waxmanind.com).

21.1*	Subsidiaries (Exhibit 21.1 to Waxman Industries, Inc.’s Form S-4 filed June 20, 1994, incorporated herein by reference).

23.1	Consent of Meaden & Moore, Ltd.

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated.

(b)	Reports on Form 8-K

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

WAXMAN INDUSTRIES, INC.

May 14, 2004	By:	/s/ Mark Wester

Mark Wester
Senior Vice President and
Chief Financial Officer

Exhibit Index

23.1	Consent of Meaden & Moore, Ltd.

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Promulgated Under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002