Form 10-Q
period 2004-03-31
WAXMAN INDUSTRIES INC
filed 2004-05-17
CIK 105096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes   [   ]      No [X]

1,004,080 shares of Common Stock, $.01 par value, and 214,099 shares of Class B Common Stock, $.01 par value, were outstanding as of April 30, 2004.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended March 31, 2004 and 2003
(In Thousands, Except Per Share Data)

	Three Months		Nine Months
	2004	2003	2004	2003
Net sales	$17,235	$15,217	$51,898	$49,441
Cost of sales	10,736	10,074	32,898	32,988

Gross profit	6,499	5,143	19,000	16,453
Selling, general and administrative expenses	6,276	5,568	17,847	16,251

Operating income (loss)	223	(425)	1,153	202
Other income	24	178	752	181
Interest expense, net	110	128	372	394

Income (loss) before income taxes	137	(375)	1,533	(11)
Provision (benefit) for income taxes	31	(476)	190	(207)

Net income	$106	$101	$1,343	$196

Other comprehensive income:
Foreign currency translation adjustment	154	80	284	(108)

Comprehensive income	$260	$181	$1,627	$88

Net income per share (basic and diluted)	$0.09	$0.08	$1.10	$0.16

Weighted average shares and equivalents	1,218	1,218	1,218	1,218

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and June 30, 2003

(In Thousands)

ASSETS

	March 31,	June 30,
	2004	2003
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$3,181	$1,507
Trade receivables, net	10,919	12,129
Other receivables	1,159	1,236
Inventories	9,524	10,119
Prepaid expenses	1,244	1,299

Total current assets	26,027	26,290

Property and Equipment:
Land	293	542
Buildings	3,728	4,645
Equipment	12,554	12,043

	16,575	17,230
Less accumulated depreciation and amortization	(9,828)	(9,080)

Property and equipment, net	6,747	8,150

Receivable from Officer’s Life Insurance Policies	3,218	3,405
Unamortized Debt Issuance Costs, Net	110	209
Notes Receivable from Related Parties	394	476
Other Assets	1,176	639

	$37,672	$39,169

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and June 30, 2003

(In Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2004	2003
	(Unaudited)	(Audited)
Current Liabilities:
Short-term borrowings	$4,225	$7,529
Current portion of long-term debt	195	195
Accounts payable	5,562	5,904
Accrued liabilities	4,274	3,605

Total current liabilities	14,256	17,233

Term Debt – Long-Term Portion	646	770
Other Long-Term Debt, Net of Current Portion	103	126
Stockholders’ Equity:
Preferred stock, $.01 par value per share:
Authorized and unissued 200 shares at March 31, 2004 and June 30, 2003	—	—
Common Stock, $.01 par value per share:
Authorized 8,000 shares and issued 1,004 shares at March 31, 2004 and June 30, 2003	99	99
Class B common stock, $.01 par value per share:
Authorized 1,500 shares and issued 214 shares at March 31, 2004 and June 30, 2003	21	21
Paid-in capital	21,760	21,760
Retained earnings	1,641	298

	23,521	22,178
Accumulated other comprehensive income	(854)	(1,138)

Total stockholders’ equity	22,667	21,040

	$37,672	$39,169

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
For the Nine Months Ended March 31, 2004 and 2003
(In Thousands)

	2004	2003
Cash Flows from Operating Activities:
Net income	$1,343	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of financing costs	99	97
Depreciation and amortization	1,086	1,123
Loss on retirement of fixed assets	22	114
Gain on sale of TWI Building	(735)	—
Bad debt provision	99	102
Changes in assets and liabilities:
Trade and other receivables	1,188	2,999
Inventories	595	(130)
Prepaid expenses and other assets	(213)	696
Accounts payable	(342)	(2,079)
Accrued liabilities	391	(298)
Other, net	285	(52)

Net Cash Provided by Operating Activities	3,818	2,768

Cash Flows from Investing Activities:
Capital expenditures, net	(676)	(1,118)
Net proceeds from sale of assets	1,983	—

Net Cash Provided by (Used in) Investing Activities	1,307	(1,118)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(3,304)	(988)
Debt issuance costs	—	(24)
Repayment of long-term debt	(147)	(191)

Net Cash Used in Financing Activities	(3,451)	(1,203)

Net increase in cash and cash equivalents	1,674	447
Balance, beginning of period	1,507	1,420

Balance, end of period	$3,181	$1,867

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements .

WAXMAN INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

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

     The condensed consolidated statements of operations for the three and nine months ended March 31, 2004 and 2003, the condensed balance sheet as of March 31, 2004 and the condensed statements of cash flows for the nine months ended March 31, 2004 and 2003 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 2003 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2004 and for all periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures included herein are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year or other interim periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and the Company’s Form 10-KA for the fiscal year ended June 30, 2003.

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

Shipping and Handling Fees

     In May 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus with respect to EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The Company has historically recorded freight and any directly related associated cost of transporting finished product to customers as a component of its selling, general and administrative (“SG&A”) expenses. Included in SG&A expense are approximately $687,000 and $2,044,000 in shipping and handling costs for the three and nine months ended March 31, 2004, respectively, and approximately $648,000 and $1,919,000 for the three and nine months ended March 31, 2003, respectively.

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

     SFAS No. 109 requires the Company to assess the realizability of its deferred tax assets based on whether it is more likely than not that the Company will realize the benefit from these deferred tax assets in the future. If the Company determines the more likely than not criteria is not met, SFAS No. 109 requires the deferred tax assets be reduced by a valuation allowance. In assessing the realizability of its net deferred tax asset, the Company considered its historic performance and the uncertainty of it being able to generate enough domestic taxable income to utilize these assets. At June 30, 2003 and 2002, the Company’s net deferred tax assets were fully offset by a valuation allowance, and the Company believes that the Company’s net deferred tax assets should continue to be offset by a valuation allowance. The Company will continue to analyze the trends in the operating results of its domestic operations to assess the realizability of its deferred tax asset in fiscal 2004. At June 30, 2003, the Company had $18.2 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2023.

     In the fiscal 2004 third quarter and nine month periods, the Company recorded a tax provision of $0.03 million and $0.2 million, respectively, which is primarily comprised of a provision for various state and foreign taxes, and a small provision for U.S. federal alternative minimum taxes. In the same quarter and nine month periods last year, the Company reported a tax benefit of $0.5 million and $0.2 million, respectively, which represents the reversal of a $0.55 million tax reserve for a state tax assessment that was favorably resolved during the quarter, partially offset by various state and foreign taxes.

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

Note 5 – Supplemental Cash Flow Information

     Cash interest payments for the three and nine months ended March 31, 2004 amounted to $0.1 million and $0.3 million, respectively. Cash interest payments for the three and nine months ended March 31, 2003 amounted to $0.1 million and $0.3 million, respectively. The Company made no federal income tax payments in the three and nine months ended March 31, 2004 and 2003; however, the Company received a federal tax refund of $0.8 million in the quarter ended September 30, 2002 relating to the change in tax law that allowed the Company to file an amended return for an earlier fiscal year to use an alternative minimum tax net operating loss carryforward. In the fiscal 2004 three and nine month periods ended March 31, 2004, the Company paid approximately $5,000 and $15,000 in state taxes and $149,000 and $370,000 in foreign taxes, respectively. In the fiscal 2003 three and nine month periods ended March 31, 2003, the Company paid approximately $13,000 and $41,000 in state taxes and $11,000 and $183,000 in foreign taxes, respectively.

Note 6 – Earnings Per Share

     Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share utilizes the weighted average number of common stock and common stock equivalents, which include stock options and warrants. For the quarter and nine month periods ended March 31, 2004 and 2003, the impact of the options and warrants was not dilutive.

     The number of common shares used to calculate basic and diluted earnings per share, along with a reconciliation of such shares, is as follows (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Basic	1,218	1,218	1,218	1,218
Diluted	1,218	1,218	1,218	1,218
Basic	1,218	1,218	1,218	1,218
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	1,218	1,218	1,218	1,218

Note 7 – Segment Information

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

			Corporate
Period ending March 31	Retail	Industrial	And Other	Elimination	Total
Reported net sales:
Fiscal 2004 three months	$14,175	$5,626	—	$(2,566)	$17,235
Fiscal 2003 three months	11,282	5,756	—	(1,821)	15,217
Fiscal 2004 nine months	41,487	17,949	—	(7,538)	51,898
Fiscal 2003 nine months	35,089	20,082	—	(5,730)	49,441
Operating income (loss):
Fiscal 2004 three months	$1,164	$(134)	$(807)	—	$223
Fiscal 2003 three months	378	(61)	(742)	—	(425)
Fiscal 2004 nine months	3,562	(82)	(2,327)	—	1,153
Fiscal 2003 nine months	1,875	452	(2,125)	—	202
Identifiable assets:
March 31, 2004	$22,611	$10,386	$4,675	—	$37,672
June 30, 2003	24,189	9,886	5,094	—	39,169

     The Company’s foreign operations manufacture, assemble, source and package products that are distributed by the Company’s wholly-owned operations, retailers and industrial customers. Net sales for those foreign operations amounted to $8.4 million and $25.8 million for the fiscal 2004 third quarter and nine month periods, and $7.7 million and $26.0 million for the fiscal 2003 third quarter and nine month periods, respectively. Of these amounts, intercompany sales amounted to approximately $2.6 million and $7.5 million for the fiscal 2004 third quarter and nine month periods, and $1.8 million and $5.7 million for the fiscal 2003 third quarter and nine month periods, respectively. Identifiable assets for the foreign operations were $13.8 million and $13.5 million at March 31, 2004 and June 30, 2003, respectively.

Note 8 – Stock-Based Compensation

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

     At the December 2002 Annual Meeting of Stockholders, stockholders approved a new stock incentive plan (the “2002 Stock Incentive Plan”) that reserves 250,000 shares of Common Stock to replace various stock based awards that were voluntarily terminated in January 2002. In July 2002, 176,655 stock options were granted at an exercise price of $5.91, all of which were outstanding at March 31, 2004. The stock options are fully vested, and none have been exercised or cancelled. In performing the computation of the fair value of each option grant, which is estimated on the date of grant using the Black-Scholes option pricing model, the following assumptions were used for these grants: no dividends; expected volatility of 87.7%; average risk-free interest rate of 6.0%; and expected life of 10 years.

     There were no stock option grants in the fiscal 2004 third quarter or nine months ended March 31, 2004, therefore, pro forma income and earnings per share for the fiscal quarter ended March 31, 2004 are not presented. All of the currently outstanding stock options were granted in the quarter ended September 30, 2002. No option based employee compensation was recognized in reported net income and all of the options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. As the options granted were fully vested, for pro forma purposes, the estimated fair value of the options was expensed in the fiscal 2003 first quarter, when the options were granted. The Company’s pro forma information follows (in thousands except for earnings per share and per share data).

Pro forma net income and earnings per share
for the period ended March 31, 2003	Nine months
Net income as reported	$196
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(475)

Pro forma net loss	$(279)
Basic and diluted income per share as reported	$0.16
Pro forma basic and diluted loss per share	$(0.23)

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

Note 11 – Proposed Reverse Stock Split, Repurchase of Fractional Shares under One and Forward Stock Split

          On May 13, 2004, the Company filed its definitive Schedule 13E-3 and Proxy Statement in connection with the annual meeting of the stockholders of the Company to be held on June 22, 2004. At such meeting, the stockholders of the Company will vote upon, among other things, an amendment to the Company’s Certificate of Incorporation, which, if approved, would result in a 1-for-100 reverse stock split of the Company’s Common Stock and Class B Common Stock and the cancellation of post-split shares under one share with those holders receiving the right to receive payment of cash, at a rate of $7.63 per each pre-split share of Common Stock or Class B Common Stock held just prior to the reverse stock split. Immediately subsequent to the completion of the reverse stock split and fractional share cancellation, the Company intends to effect, subject to the receipt of stockholder approval, a 100-for-1 forward stock split of its shares to increase the number of outstanding shares to approximately pre-reverse split levels. The per share price payable to cashed-out stockholders in the reverse split represents a 39% premium to the closing stock price on January 23, 2004 (the trading day immediately prior to the initial announcement of the proposed transaction), and premiums of 34%, 73% and 110%, respectively, to the 30-day, one year and three year trailing averages.

     The reverse split is subject to various conditions, including approval by the Company’s primary lenders and its stockholders. It is anticipated that shares controlled directly or indirectly by the Company’s directors will be voted in favor of the transaction. These shares collectively account for at least 67.3% of the total votes entitled to be cast.

     The transaction was unanimously recommended by a Special Committee of outside independent directors and approved by the Company’s Board of Directors. Stout Risius Ross, Inc. served as financial advisor to the Special Committee and provided its fairness opinion to the Special Committee.

     If stockholders approve the reverse split, the Company expects to have fewer than 300 shareholders of record and would become a non-reporting company. Accordingly, the Company’s common stock would no longer be traded on the Over The Counter Bulletin Board, the registration of the common stock under the Securities Exchange Act of 1934 would terminate, and the Company would cease filing reports with the SEC. The Company’s Board of Directors has retained the absolute authority to reject (and not implement) this plan (even after approval thereof) if it subsequently determines that the proposed actions for any reason are not in the best interest of the Company.

     The announcement of the proposed reverse split transaction described above is not a solicitation of a proxy. The Company has filed its definitive proxy materials and other necessary filings with the SEC for the annual meeting of the stockholders to vote on the proposed transaction. The definitive proxy materials contain important information regarding the transaction, including, among other things, the recommendation of the Company’s Board of Directors and the Special Committee regarding the transaction. Stockholders of the Company are advised to read the definitive proxy materials, including the proxy statement, before making any decisions regarding the transaction. Copies of the definitive proxy materials, and any amendments or supplements thereto, are available without charge at the SEC’s website at www.sec.gov or from the Secretary of the Company when they are mailed to stockholders.

The Company and certain officers and directors of the Company may be deemed to be participants in the solicitation of proxies from the stockholders of Waxman Industries, Inc. in favor of the proposed reverse split. The executive officers and directors of the Company who are expected to be participants in the solicitation of proxies in connection with the proposed reverse split, along with a description of the interests of those executive officers and directors in the Company is set forth in the definitive proxy materials relating to the Company’s annual meeting of stockholders.

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

Recent Developments

     On May 13, 2004, the Company filed its definitive Schedule 13E-3 and Proxy Statement in connection with the annual meeting of the stockholders of the Company to be held on June 22, 2004. At such meeting, the stockholders of the Company will vote upon, among other things, an amendment to the Company’s Certificate of Incorporation, which, if approved, would result in a 1-for-100 reverse stock split of the Company’s Common Stock and Class B Common Stock and the cancellation of post-split shares under one share with those holders receiving the right to receive payment of cash, at a rate of $7.63 per each pre-split share of Common Stock or Class B Common Stock held just prior to the reverse stock split. Immediately subsequent to the completion of the reverse stock split and fractional share cancellation, the Company intends to effect, subject to the receipt of stockholder approval, a 100-for-1 forward stock split of its shares to increase the number of outstanding shares to approximately pre-reverse split levels. The per share price payable to cashed-out stockholders in the reverse split represents a 39% premium to the closing stock price on January 23, 2004 (the trading day immediately prior to the initial announcement of the proposed transaction), and premiums of 34%, 73% and 110%, respectively, to the 30-day, one year and three year trailing averages.

     The reverse split is subject to various conditions, including approval by the Company’s primary lenders and its stockholders. It is anticipated that shares controlled directly or indirectly by the Company’s directors will be voted in favor of the transaction. These shares collectively account for at least 67.3% of the total votes entitled to be cast.

     The transaction was unanimously recommended by a Special Committee of outside independent directors and approved by the Company’s Board of Directors. Stout Risius Ross, Inc. served as financial advisor to the Special Committee and provided its fairness opinion to the Special Committee.

     If stockholders approve the reverse split, the Company expects to have fewer than 300 shareholders of record and would become a non-reporting company. Accordingly, the Company’s common stock would no longer be traded on the Over The Counter Bulletin Board, the registration of the common stock under the Securities Exchange Act of 1934 would terminate, and the Company would cease filing reports with the SEC. The Company’s Board of Directors has retained the absolute authority to reject (and not implement) this plan (even after approval thereof) if it subsequently determines that the proposed actions for any reason are not in the best interest of the Company.

     The announcement of the proposed reverse split transaction described above is not a solicitation of a proxy. The Company has filed its definitive proxy materials and other necessary filings with the SEC for the annual meeting of the stockholders to vote on the proposed transaction. The definitive proxy materials contain important information regarding the transaction, including, among other things, the recommendation of the Company’s Board of Directors and the Special Committee regarding the transaction. Stockholders of the Company are advised to read the definitive proxy materials, including the proxy statement, before making any decisions regarding the transaction. Copies of the definitive proxy materials, and any amendments or supplements thereto, are available without charge at the SEC’s website at www.sec.gov or from the Secretary of the Company when they are mailed to stockholders.

The Company and certain officers and directors of the Company may be deemed to be participants in the solicitation of proxies from the stockholders of Waxman Industries, Inc. in favor of the proposed reverse split. The executive officers and directors of the Company who are expected to be participants in the solicitation of proxies in connection with the proposed reverse split, along with a description of the interests of those executive officers and directors in the Company is set forth in the definitive proxy materials relating to the Company’s annual meeting of stockholders.

Forward-Looking Statements

     Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets and to attract new sources of financing, are forward-looking statements that involve risk and uncertainties. In addition to statements which are forward-looking by reason of context, the words “anticipate,” “believe,” “continue,” “design,” “estimate,” “expect,” “intend,” “goal,” “may,” “objective,” “optimistic,” “should,” “will,” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

•	the increasing cost associated with being a public company, including external and internal costs to comply with the Sarbanes-Oxley Act of 2002, additional costs to be incurred to comply with the internal audit control requirements of Section 404 – internal control requirements, and all of the other public reporting requirements

•	the continuity of business relationships with major customers and a high concentration of business with several customers

•	the competitive nature of other suppliers in our business and pricing pressure from retailers and other customers

•	the limited ability to push pricing pressure from customers through to our vendors or absorb these pressures within our own operations

•	the ability of the Company to expand into new markets, attract new customers and develop new products, including access to sufficient working capital to fund such actions

•	any large or unusual cash outlay that would strain our relatively modest positive operating cash flow and available financing

•	the effect of competition by businesses developing sourcing or manufacturing operations in Asia and other low cost markets

•	our ability to continue to meet the terms of our debt and bank credit facilities which include certain financial covenants and other restrictions

•	a continuation of the economic slowdown in the domestic retail economy and / or financial failure, closure or sale of one of our larger customers

•	the effect on our international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates and potential adverse tax consequences

•	a significant amount of product is purchased from our own operations in Asia, which could cause temporary supply problems if the ability for those operations to provide products was impaired

•	the effect of any interruption in supply of material, including any work slowdowns such as the one caused by the Longshoreman’s strike in the fiscal year 2003.

You must consider these risks and others that are detailed in this Form 10-Q in deciding whether to invest and in assessing any existing investment in the Company.

A. Results of Operations

For the Three Months Ended March 31, 2004 and 2003

Net Sales

     Net sales for the fiscal 2004 third quarter ended March 31, 2004 totaled $17.2 million, an increase of $2.0 million as compared to $15.2 million for the same period in the prior fiscal year. Net sales to retailers amounted to $14.2 million and $11.3 million for the quarters ended March 31, 2004 and 2003, respectively. The Company’s sales to industrial customers amounted to $5.6 million for the quarter ended March 31, 2004, as compared to $5.8 million for the same quarter last year.

Gross Profit

     Gross profit and gross margins for the fiscal 2004 and 2003 third quarters were $6.5 million, or 37.7%, and $5.1 million, or 33.8%, respectively. Gross profit and gross margin improved due to higher sales volume and a greater portion of the sales being to retailers, which typically have higher margins, but additional selling, general and administrative costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“SG&A expenses”) increased to $6.3 million in the fiscal 2004 third quarter as compared to $5.6 million in the same period in the prior year. The increase in SG&A expenses in the fiscal 2004 third quarter is attributed to the Company’s effort to expand its industrial sales segment, $0.2 million of additional costs relating to the Company’s effort to effect a “going private” transaction by reducing its registered shareholders to less than 300, and foreign transaction losses of $0.08 million in the fiscal 2004 third quarter as compared to $0.01 million in the same period in the prior year. The Company expects its industrial sales segment will continue to grow, and will ultimately offset the increase in SG&A expenses associated with operating this segment of the business. The ratio of SG&A expenses to net sales decreased to 36.4% for the fiscal 2004 third quarter from 36.6% in the comparable period last year due to the growth, which more than offset the increase in expenses.

Other Income

     Other income for the quarters ended March 31, 2004 and 2003, amounting to $0.02 million and $0.2 million, primarily consisted of dividends received from joint venture operations in Asia that are accounted for under the cost method of accounting and equity earnings of unconsolidated joint ventures accounted for under the equity method of accounting. The Company reclassified dividend distributions, which were netted against SG&A expenses in prior years.

Interest Expense

     For the quarters ended March 31, 2004 and 2003, net interest expense totaled $0.1 million. Average borrowings for the current year’s quarter amounted to $5.5 million, with a weighted average interest rate of 4.9%, as compared to $7.6 million in the same prior year quarter, with a weighted average interest rate of 4.8%.

Provision for Income Taxes

     The Company reported a net tax provision of $0.03 million for the quarter ended March 31, 2004, which represents various state and foreign taxes and a small provision for U.S. Federal alternative minimum taxes. In the same quarter last year, the net tax benefit of $0.48 million which represents the reversal of a $0.55 million tax reserve for a state tax assessment that was favorably resolved during the quarter, partially offset by various state and foreign taxes. The differences between the effective and statutory rates are primarily due to the effect of current losses of the domestic U.S. operations not being benefited and foreign tax rates being lower than U.S. tax rates.

Net Income

     The Company reported net income of $0.1 million, or $0.09 per basic and diluted share, for the quarter ended March 31, 2004, as compared to net income of $0.1 million, or $0.08 per basic and diluted share, for the prior fiscal year third quarter.

For the Nine Months Ended March 31, 2004 and 2003

Net Sales

     Net sales for the fiscal 2004 nine month period ended March 31, 2004 totaled $51.9 million, an increase of $2.5 million, as compared to $49.4 million for the same period in the prior fiscal year. Net sales to retailers amounted to $41.5 million and $35.1 million for the nine month periods ended March 31, 2004 and 2003, respectively. The Company’s sales to most industrial customers also improved, with the exception of sales to Barnett which decreased by over $4.0 million and offset the increases to the other industrial and retail customers mentioned above. As a result of the large decrease in sales to Barnett, industrial sales amounted to $17.9 million for the nine month period ended March 31, 2004, as compared to $20.1 million for the same period last year. The Company expects the sales to Barnett, which have been declining over the past several years, to continue to decrease.

Gross Profit

     Gross profit and gross margins for the fiscal 2004 and 2003 nine month periods were $19.0 million, or 36.6%, and $16.5 million, or 33.3%, respectively. Gross profit and gross margin improved due to higher sales volume, including a higher portion of consolidated sakes being to retail customers, which generally have higher margins, but higher selling, general and administrative expenses, as well as decreased sales to customers with lower margins, such as Barnett.

Selling, General and Administrative Expenses

     SG&A expenses increased to $17.8 million in the fiscal 2004 nine month period as compared to $16.3 million in the same period in the prior year. The increase in SG&A expenses in the fiscal 2004 nine month period is attributed to the Company’s effort to expand its industrial sales segment and approximately $0.2 million in costs associated with the Company’s effort to effect a “going private” transaction. Also contributing to the increase in SG&A expenses were foreign transaction losses of $0.2 million in the fiscal 2004 nine month period as compared to foreign transaction gains of $0.2 million in the same period in the prior year. Sales for the industrial segment are expected to increase over time and will ultimately offset the increase in SG&A expenses associated with operating this segment of the business. The ratio of SG&A expenses to net sales increased to 34.4% for the fiscal 2004 nine month period from 32.9% in the comparable period last year, due to the costs incurred for the going private transaction, higher costs for the development of the industrial sales program and the difference between the comparable periods in foreign exchange transaction losses and gains.

Other Income

     Other income for the nine month period ended March 31, 2004 was primarily the result of a $0.7 million gain on the sale of a building in Taiwan and a small amount of income from dividend distributions that were received from joint venture operations in Asia that are accounted for under the cost method of accounting and equity earnings that were recorded for joint venture operations accounted for under the equity method of accounting. In the nine months ended March 31, 2003, the Company received $0.2 million in dividends from these operations. The Company has reclassified these distributions to other income which, until the fiscal 2003 year end statements, were previously netted against SG&A expenses.

Interest Expense

     For the nine month periods ended March 31, 2004 and 2003, net interest expense totaled $0.4 million. Average borrowings for the current year’s nine month period amounted to $7.0 million, with a weighted average interest rate of 4.8%, as compared to $7.8 million in the same prior year period, with a weighted average interest rate of 5.15%.

Provision for Income Taxes

     The Company reported a net tax provision of $0.2 million for the nine month period ended March 31, 2004, which represents various state and foreign taxes, and a small provision for U.S. federal alternative minimum taxes. For the nine months ended March 31, 2003, the net tax benefit of $0.2 million which represents the reversal of a $0.55 million tax reserve for a state tax assessment that was favorably resolved during the quarter, partially offset by various state and foreign taxes. The differences between the effective and statutory rates are primarily due to the effect of current losses of the domestic U.S. operations not being benefited and foreign tax rates being lower than U.S. tax rates.

Net Income

     The Company reported net income of $1.3 million, or $1.10 per basic and diluted share, for the nine month period ended March 31, 2004, as compared to net income $0.2 million, or $0.16 per basic and diluted share, for the same prior year period.

B. Liquidity and Capital Resources

     In February 2002, the Company refinanced the Loan and Security Agreement with Congress Financial Corporation, which was scheduled to expire on June 18, 2002 and replaced it with a working capital and term loan facility from PNC Bank, NA. The PNC Revolving Credit, Term Loan and Security Agreement (“PNC Bank Facility”) is between Waxman Industries, Inc., Consumer Products, WAMI Sales and Waxman USA, as borrowers (the “Borrowers”). The PNC Bank Facility provides, among other things, for revolving credit advances of up to $15.0 million. The Term Loan facility provided an initial loan on the Company’s corporate office building of $1,155,000, to be amortized over 7 years. As of March 31, 2004, the balance due under the Term Loan facility was $811,250 and the Company had $4.2 million in borrowings under the revolving credit line of the facility and approximately $5.7 million of availability under such facility.

     The PNC Bank Facility provides for revolving credit advances of (a) up to 85.0% of the amount of eligible accounts receivable and (b) up to the lesser of (i) $7.5 million or (ii) 60% of the amount of eligible raw and finished goods inventory. Revolving credit advances bear interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 0.5% or (b) Federal Funds Rate plus 1.0%. The Term Loan advance bears interest at a rate equal to the higher of (a) the PNC Bank, NA base prime rate plus 1.0% or (b) Federal Funds Rate plus 1.5%. The PNC Bank Facility includes a letter of credit subfacility of $1.0 million, with none outstanding at March 31, 2004. Borrowings under the PNC Revolving Credit Loan are secured by the accounts receivable, inventories, certain general intangibles, and unencumbered fixed assets of Waxman Industries, Inc., Consumer Products, WAMI Sales, and a pledge of 65% of the stock of various foreign subsidiaries. The PNC Bank Facility requires the Borrowers to maintain cash collateral accounts into which all available funds are deposited and applied to service the facility on a daily basis. The PNC Bank Facility prevents dividends and distributions by the Borrowers, including the repurchase of stock, except in certain limited instances. The Company is discussing an extension of the term of the PNC Bank Facility and certain modifications in connection therewith.

     The financial covenants contain customary negative, affirmative and financial covenants and conditions that require the Company to maintain a certain fixed charge coverage ratio and tangible net worth and not exceed a certain amount of capital expenditures in any given period. The ratios and dollar amounts of such financial covenants vary during the term of the PNC Bank Facility and are contained in the agreement governing the PNC Bank Facility, which appears as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 27, 2002. The customary negative covenants contained in the PNC Bank Facility include restrictions, subject to important enumerated exceptions, on the Company’s ability to effect a merger, consolidation, acquisition or sale of its assets, create liens, enter into guarantees, acquire interests in other entities, make loans to other entities, incur indebtedness, and engage in transactions with affiliates. In August 2003, PNC and the Company retroactively amended the fixed charge covenant to utilize financial results for measuring its fixed charge coverage ratio beginning April 1, 2003. The Company was in compliance with all loan covenants at March 31, 2004. The PNC Bank Facility also contains a material adverse condition clause, which allows PNC to terminate the agreement under certain circumstances.

     The Company relies primarily on Consumer Products for cash flow. Consumer Products’ customers include D-I-Y warehouse home centers, home improvement centers, mass merchandisers and hardware stores. Consumer Products may be adversely affected by prolonged economic downturns or significant declines in consumer spending. There can be no assurance that any such prolonged economic downturn or significant decline in consumer spending will not have a material adverse impact on Consumer Products’ business and its ability to generate cash flow. Furthermore, Consumer Products has a high proportion of its sales with a concentrated number of customers. Sales to Consumer Products’ larger customers for the nine month periods of fiscal 2004 and 2003, respectively, were as follows: Wal-Mart accounted for 34.0% and 24.8% and Lowe’s accounted for 22.8% and 14.4%.

     The Company paid $385,000 and $224,000 in state and foreign income taxes in the nine month periods in fiscal 2004 and 2003, respectively. For regular federal tax purposes, the Company’s net operating loss carryforwards were sufficient to offset any regular federal tax liability. The Company received a tax refund of $0.8 million in September 2002. At June 30, 2003, the Company had $18.2 million of available domestic net operating loss carryforwards for income tax purposes, which will expire in 2010 through 2023.

     The Company has total future lease commitments for various facilities and other leases totaling $5.7 million, of which approximately $1.0 million is due in fiscal 2004, of which approximately $0.75 million has been paid in the fiscal 2004 nine month period. The Company does not have any commitments to make capital expenditures, but expects its expenditures for fiscal 2004 to approximate the level in fiscal 2003. The capital expenditure plan includes expenditures to improve the efficiencies of the Company’s operations, to provide new data technology and certain expansion plans for the Company’s foreign operations.

     The Company expects that the costs associated with being a public company will increase significantly over the next several years. These additional costs relate to, among other things, external and internal costs to comply with the Sarbanes-Oxley Act of 2002, including additional costs to be incurred to comply with Section 404 of the Sarbanes-Oxley Act and all of the other public reporting requirements. The Company has obtained estimates of certain costs and the impact that compliance with the new requirements will have on the Company’s liquidity and financial and operating flexibility. As discussed in Note 11, the Company intends to pursue a reverse stock split transaction, with a repurchase of fractional shares, which if completed, will eliminate the need to incur these additional costs.

     At March 31, 2004, the Company had working capital of $11.8 million and a current ratio of 1.8 to 1.

Discussion of Cash Flows

     Net cash provided by operations amounted to $3.8 million for the nine months ended March 31, 2004, principally due to the decrease in trade receivables and inventory, which was partially offset by the gain on the sale of the TWI building. Cash flow provided by investments totaled $1.3 million for the cash received from the sale of the TWI building, which was partially offset by capital expenditures. Cash flow used for financing activities totaled approximately $3.5 million, primarily used to reduce borrowings under the PNC Bank Facility.

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

     b) Reports on Form 8-K

     The Registrant filed a report on Form 8-K on February 2, 2004, incorporating by reference the February 2, 2004 press release by the Company, announcing its fiscal 2004 second quarter and year to date earnings and condensed income statements for the periods ended December 31, 2003 and 2002 and condensed balance sheets for December 31, 2003 and June 30, 2003.

All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 2004 or the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAXMAN INDUSTRIES, INC.

Registrant

Date: May 14, 2004	By: /s/ Mark W. Wester
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